Form 10QSB
period 1996-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1996-05-14
CIK 858155

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB


(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to
          _______________

                  Commission file number 0-19724


                 PROTEIN POLYMER TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)


          Delaware                           33-0311631
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        10655 Sorrento Valley Road, San Diego, CA  92121
            (Address of principal executive offices)

                          (619) 558-6064
                    (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1996, 6,466,905 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___
No _X_




                 PROTEIN POLYMER TECHNOLOGIES, INC.

                            FORM 10-QSB

                               INDEX




                                                        Page No.
                                                        ________

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets -
              March 31, 1996 and December 31, 1995         1

            Condensed Statements of Operations -
              For the Three Months ended
              March 31, 1996 and 1995                      2

            Condensed Statements of Cash Flows -
              For the Three Months ended
              March 31, 1996 and 1995                      3

            Notes to Condensed Financial Statements        4

Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                               5-7


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K               8

            Signature                                      9

            Exhibit Index                                  10

                  PROTEIN POLYMER TECHNOLOGIES, INC.

                       Condensed Balance Sheets

                                     March 31,        December 31,
                                         1996                1995
                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents      $    634,988        $    471,296
  Short-term investments              890,000           1,540,000
  Accounts receivable                  28,545              28,099
  Inventory                            52,599              54,534
  Other current assets                 43,549              20,178
                                 _____________       _____________
Total current assets                1,649,681           2,114,107

Deposits                               23,407              22,257
Equipment and leasehold
  improvements, net                   337,851             302,795
                                 _____________       _____________

                                 $  2,010,939        $  2,439,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable               $    204,808        $    157,971
  Accrued employee benefits           108,351             101,284
  Other accrued expenses               31,820              51,598
                                 _____________       _____________
Total current liabilities             344,979             310,853

Stockholders' equity:
  Series D convertible preferred
    stock, $.01 par value, 71,600
    shares authorized, 49,187
    shares issued and outstanding
    at March 31, 1996               4,764,745           4,764,745
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    6,062,425 and 5,832,925 shares
    issued and outstanding at
    March 31, 1996 and December 31,
    1995, respectively                 60,625              58,330
  Additional paid-in capital       13,926,901          13,648,036
  Accumulated deficit             (17,086,311)        (16,342,805)
                                 _____________       _____________
Total stockholders' equity          1,665,960           2,128,306
                                 _____________       _____________

                                 $  2,010,939        $  2,439,159

See accompanying notes.
                 PROTEIN POLYMER TECHNOLOGIES, INC.

                 Condensed Statements of Operations



                                               Three Months
                                              Ended March 31,
                                         1996                1995
                                                (unaudited)

Revenues:
  Product sales                  $     15,514        $     34,583
  Contract revenue                          -              10,000
  Interest income                      20,955              15,518
                                 _____________       _____________
Total revenues                         36,469              60,101


Expenses:
  Cost of goods sold                    6,214              23,933
  Research and development            447,162             470,925
  Selling, general and
    administrative                    310,349             385,683
  Royalties                            16,250              16,250
                                 _____________       _____________
Total expenses                        779,975             896,791
                                 _____________       _____________

Net loss                         $   (743,506)       $   (836,690)

Undeclared cumulative dividends
  on preferred stock                  122,295              54,000
                                 _____________       _____________

Net loss applicable to
  common shareholders            $   (865,801)       $   (890,690)

Net loss per common share        $      (0.15)       $      (0.15)

Shares used in computing net
loss per common share               5,866,898           5,830,925


See accompanying notes.

                 PROTEIN POLYMER TECHNOLOGIES, INC.

                 Condensed Statements of Cash Flows

                                                 Three Months
                                                Ended March 31,
                                         1996                1995
                                                  (unaudited)

OPERATING ACTIVITIES
  Net loss                       $   (743,506)       $   (836,690)
  Adjustments to reconcile net
    loss to net cash used for
    operating activities:
      Depreciation and amortization    28,101              38,975
      Changes in assets and liabilities:
        Accounts receivable              (446)            (24,074)
        Inventory                       1,935             (69,089)
        Deposits                       (1,150)              1,300
        Other current assets          (23,371)            (12,969)
        Accounts payable               46,837              18,199
        Accrued employee benefits       7,067               5,072
        Other accrued expenses        (19,778)            (56,375)
        Deferred revenue                    -               3,750
                                 _____________       _____________
Net cash used for operating
  activities                         (704,311)           (931,901)

INVESTING ACTIVITIES
  Purchase of equipment and
    improvements                      (63,157)            (22,738)
  Short-term investments              650,000                   -
                                 _____________       _____________
Net cash provided by (used for)
  investing activities                586,843             (22,738)

FINANCING ACTIVITIES
  Net proceeds from issuance of warrants
    and sale of common stock          281,160                   -
                                 _____________       _____________
Net cash provided by financing
  activities                          281,160                   -
                                 _____________       _____________
Net increase (decrease) in cash
  and cash equivalents                163,692            (954,639)

Cash and cash equivalents at
  beginning of the period             471,296           1,848,391
                                 _____________       _____________
Cash and cash equivalents at
     end of the period           $    634,988        $    893,752

See accompanying notes.
                 PROTEIN POLYMER TECHNOLOGIES, INC.

              Notes to Condensed Financial Statements
                            (Unaudited)

                          March 31, 1996


1.     Basis of Presentation

       The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


2.     Net Loss Per Share

       Net loss per share is computed using the weighted average number of common shares outstanding during the period.


3.     Liquidity

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of March 31, 1996, along with capital received during April 1996 from the exercise of outstanding warrants, will be sufficient to meet its anticipated capital requirements through 1996. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     Protein Polymer Technologies, Inc. (the "Company") is a development stage biotechnology company that has concentrated its research efforts on establishing a scientific and technical leadership position in the design and manufacture of unique protein-based materials. The Company has identified biomedical market and product opportunities that it believes will exploit the unique properties of the technology to competitive advantage. The Company has been unprofitable to date, and has an accumulated deficit of $17,086,000.

     In 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's tissue adhesives and sealants program. The Company's strategy with most of its other programs is to enter into similar agreements with major medical product marketing and distribution companies. Although these relationships may provide significant near-term revenues in the form of up-front license fees, research and development revenues and milestone payments, the Company expects to incur continuing operating losses for the next several years.

RESULTS OF OPERATIONS

     Sales and license fees from the Company's ProNectin(R) F product line for the three months ended March 31, 1996 and 1995 were $16,000 and $35,000, respectively. This decrease was due to the launch in 1995 of the Company's SmartPlastic(tm) Activated Plasticware(tm) product line which included sales into the distributor pipeline. There was no contract research revenue for the three months ended March 31, 1996, versus $10,000 for the same period in 1995. The revenue in 1995 was derived from a materials evaluation agreement with Ethicon.

     Interest income was $21,000 for the three months ended March
31, 1996, compared to $16,000 for the same period in 1995. The increase resulted primarily from an increase in cash available for investing from the sale of preferred stock in September and October 1995.

     Cost of goods sold was $6,000 for the three months ended March 31, 1996, compared to $24,000 for the same period last year. The decrease in costs related primarily to the 1995 launching and start-up costs of the Company's SmartPlastic product line. Separately, royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. aggregated $16,000 for each of the three month periods ended March 31, 1996 and 1995.

     Research and development expenses for the three months ended March 31, 1996 were $447,000, compared to $471,000 for the same period in 1995, a 5% decrease. The Company expects that its research and development expenses will again increase over time to the extent its projects are successfully developed and additional capital is obtained.

     Selling, general and administrative expenses for the three months ended March 31, 1996 were $310,000, as compared to $386,000 the same period in 1995, a 20% decrease. This decrease was primarily due to additional product marketing and business development expenses incurred in 1995 related to the launch of the SmartPlastic product line. The Company expects that its selling, general and administrative expenses will again increase as support for its research, development and product marketing efforts require and to the extent additional capital is raised.

     During the three months ended March 31, 1996, the Company recorded a net loss applicable to common shareholders of $866,000, $.15 per share compared to $891,000, or $.15 per share for the same period in 1995, a 3% decrease. Included in the three month periods of 1996 and 1995 were $122,000 and $54,000 for undeclared cumulative dividends on the Company's outstanding preferred stock.

     The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's product development, manufacturing and business development activities. The Company's results depend on its ability to generate product revenues and establish strategic alliances, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

     To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had cash, cash equivalents and short-term investments of $1,525,000 as compared to $2,011,000 at December 31, 1995. As of March 31, 1996, the Company had working capital of $1,305,000, compared to $1,803,000 at December 31, 1995. These decreases resulted from the funding of losses from operations and additional capital expenditures.

     The Company had no long-term debt obligations as of March 31, 1996 and December 31, 1995. For the three months ending March 31, 1996, the Company's expenditures for capital equipment and leasehold improvements totaled $63,000, compared with $23,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company moves into its expanded facilities and retrofits existing space to achieve "good laboratory practices" compliance as certified by the Food and Drug Administration.

     The Company believes its existing available cash and short-term investments as of March 31, 1996, along with capital received during April 1996 from the exercise of outstanding warrants, will be sufficient to meet its anticipated capital requirements through 1996. In addition, if payments from the Company's agreements with Ethicon are received on a timely basis, there would be sufficient funding for continuing operations until the fourth quarter of 1997. Nevertheless, substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. The Company believes there may be additional alternatives to meet its continuing capital needs of its operations, such as collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or products.

                    PART II.  OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


a.     Exhibits:

       Exhibit
       Number          Description
       _______         ___________________________________________

         27            Financial Data Schedule


b.     Reports on Form 8-K

       None.

                              SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PROTEIN POLYMER TECHNOLOGIES, INC.
                                (Registrant)


Date:  May 9, 1996         By:  J. Thomas Parmeter
                                (Signature)
                                Chairman of the Board, Chief
                                  Executive Officer, President


Date:  May 9, 1996         By:  Aron P. Stern
                                (Signature)
                                Vice President, Finance and
                                  Administration, and Chief
                                  Financial Officer

                           EXHIBIT INDEX



Exhibit                                          Sequentially
Number      Description                          Numbered Page
_______     ________________________________     _____________


  27        Financial Data Schedule                   11