Form 10QSB
period 1996-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1996-08-14
CIK 858155

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                         Commission file number 0-19724



                       PROTEIN POLYMER TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


                 Delaware                           33-0311631
   (State or other jurisdiction of      (IRS Employer IdentificationNo.)
    incorporation or organization)


                10655 Sorrento Valley Road, San Diego, CA  92121
                    (Address of principal executive offices)

                                 (619) 558-6064
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              -----     -----


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of August 12, 1996, 6,907,748
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No    X
                                                               -----     -----

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                                        Page No.
                                                                                        --------
  PART I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

     Condensed Balance Sheets -
      June 30, 1996 and December 31, 1995..............................................   3

     Condensed Statements of Operations -
      For the Three and Six Months ended
       June 30, 1996 and 1995..........................................................   4

     Condensed Statements of Cash Flows -
      For the Six Months ended
       June 30, 1996 and 1995..........................................................   5

     Notes to Condensed Financial Statements...........................................   6

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................   8

  PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.............................................  10

      Signature........................................................................  11

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                              JUNE 30,      DECEMBER 31,
                                                                1996            1995
                                                            -------------   -------------
                                                                     (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                  $  1,130,598    $    471,296
 Short-term investments                                          200,000       1,540,000
 Accounts receivable                                              17,741          28,099
 Inventory                                                        51,210          54,534
 Other current assets                                            362,334          20,178
                                                            -------------   -------------
Total current assets                                           1,761,883       2,114,107

Deposits                                                          23,057          22,257
Equipment and leasehold improvements, net                        283,008         302,795
                                                            -------------   -------------

                                                            $  2,067,948    $  2,439,159
                                                            =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                           $    143,335    $    157,971
 Accrued employee benefits                                       113,323         101,284
 Other accrued expenses                                           35,273          51,598
                                                            ------------    ------------
Total current liabilities                                        291,931         310,853

Stockholders' equity:
 Series D convertible preferred stock, $.01 par value,
   71,600 shares authorized, 49,187 shares issued
   and outstanding at June 30, 1996                            4,764,746       4,764,745
 Common stock, $.01 par value, 25,000,000 shares
   authorized, 6,701,068 and 5,832,925 shares
   issued and outstanding at June 30, 1996 and
   December 31, 1995, respectively                                67,012          58,330
  Additional paid-in capital                                  14,733,292      13,648,036
  Accumulated deficit                                        (17,789,033)    (16,342,805)
                                                            ------------    ------------
Total stockholders' equity                                     1,776,017       2,128,306
                                                            ------------    ------------

                                                            $  2,067,948    $  2,439,159
                                                            ============    ============


                            See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                       Condensed Statements of Operations

                                        THREE MONTHS                  SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                     1996          1995          1996           1995
                                 -----------   -----------   ------------    -----------
                                        (unaudited)                   (unaudited)
REVENUES:
 Product sales                   $    9,010    $   24,605     $    24,524    $    59,188
 Contract revenue                   100,000             -         100,000         10,000
 Interest income                     18,102         6,638          39,057         22,156
                                 -----------   -----------   ------------    -----------
                                    127,112        31,243         163,581         91,344

EXPENSES:
 Cost of goods sold                   5,670         5,671          11,885         29,604
 Research and development           461,107       449,828         908,269        920,753
 Selling, general and
  administrative                    356,806       301,489         667,155        687,172
 Royalties                            6,250         6,250          22,500         22,500
                                 -----------   -----------   ------------    -----------
                                    829,833       763,238       1,609,809      1,660,029
                                 -----------   -----------   ------------    -----------

Net loss                           (702,721)     (731,995)     (1,446,228)    (1,568,685)

Undeclared accumulated dividends
  on Preferred Stock                122,295        54,000         244,590        108,000
                                 -----------   -----------   ------------    -----------

Net loss applicable to common
 shareholders                    $ (825,016)   $ (785,995)    $(1,690,818)   $(1,676,685)
                                 ===========   ===========   ============    ===========

Net loss per common share        $    (0.13)   $    (0.13)    $     (0.27)   $     (0.29)
                                 ===========   ===========   ============    ===========

Shares used in computing loss
 per common share                 6,454,777     5,830,925       6,160,837      5,830,925
                                 ===========   ===========   ============    ===========

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows

                                                                     SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                1996           1995
                                                            ------------   -------------
                                                                    (unaudited)
  OPERATING ACTIVITIES
   Net loss                                                 $(1,446,228)   $ (1,568,685)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
      Depreciation and amortization                              55,098          75,459
      Changes in assets and liabilities:
       Accounts receivable                                       10,358           8,688
       Inventory                                                  3,324         (67,406)
       Other current assets                                    (342,156)         (3,732)
       Deposits                                                    (800)          1,300
       Accounts payable                                         (14,636)         24,220
       Accrued employee benefits                                 12,039           5,072
       Other accrued expenses                                   (16,325)        (48,181)
       Deferred revenue                                               -          (5,000)
                                                            ------------   -------------
  Net cash used for operating activities                     (1,739,326)     (1,578,265)

  INVESTING ACTIVITIES
   Purchase of equipment and improvements                       (35,311)        (22,738)
   Short-term investments                                     1,340,000               -
                                                            ------------   -------------
  Net cash provided by (used for) investing activities        1,304,689         (22,738)

  FINANCING ACTIVITIES
   Net proceeds from issuance of warrants and
     sale of common stock                                     1,093,939               -
                                                            ------------   -------------
  Net cash provided by financing activities                   1,093,939               -

  Net increase (decrease) in cash and cash equivalents          659,302      (1,601,003)

  Cash and cash equivalents at
   beginning of the period                                      471,296       1,848,391
                                                            ------------   -------------

  Cash and cash equivalents at
   end of the period                                        $ 1,130,598    $    247,388
                                                            ============   =============

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements
                                  (Unaudited)

                                 June 30, 1996


  1.  BASIS OF PRESENTATION

  The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


  2.  NET LOSS PER SHARE

  Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize accumulated dividends on the Company's Series D Preferred Stock. Such dividends are payable when declared by the Board in cash or common stock.


  3.  SUBSEQUENT EVENTS

  During June and July 1996 the Company received $807,000 from the exercise of privately held warrants to certain accredited investors for 322,663 shares of the Company's common stock. These warrants, due to expire on July 31, 1996, had an exercise price of $2.50. The Company filed an S-3 Registration statement, which went effective July 19, 1996, to register the resale of such shares. As of June 30, 1996, warrants for 116,983 had been exercised, accounting for $292,000 in equity capital and other receivables.

  In August 1996 the Company and Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, revised certain terms of their licensing and development agreement. The revisions extend the research phase of the agreement for four more months and provide for additional research payments to the Company. These payments are to be credited against future manufacturing and royalty payments to the Company. Additionally, the date the agreement would automatically terminate if the next scientific milestone is not achieved and approved by Ethicon was revised to December 14, 1996, unless otherwise amended. No other terms of the agreement were altered.

  Concurrent with the Ethicon agreement revisions, Johnson & Johnson Development Corp. agreed to exercise its warrant for 300,480 shares of common stock at $1.25 per share, raising $376,000 for the Company.

  4.  LIQUIDITY

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of June 30, 1996, along with capital raised to this date and expected future payments from Ethicon through 1996, is sufficient to meet its anticipated capital requirements until June 1997. If the Company receives contractual payments from Ethicon based on the Company achieving its next scientific milestone by the end of 1996, there would be sufficient funds for continuing operations until the fourth quarter of 1997. Nevertheless, substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  GENERAL OVERVIEW

  Protein Polymer Technologies, Inc. (the "Company") is a development stage biotechnology company that has concentrated its research efforts on establishing a scientific and technical leadership position in the design and manufacture of unique protein-based materials. The Company has identified biomedical market and product opportunities that it believes will exploit the unique properties of the technology to competitive advantage. The Company has been unprofitable to date, and has an accumulated deficit of $17,789,000.

  In September 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's tissue adhesives and sealants program. The Company's strategy with most of its other programs is to enter into similar agreements with major medical product marketing and distribution companies. Although these relationships may provide significant near-term revenues in the form of up-front license fees, research and development revenues and milestone payments, the Company expects to incur continuing operating losses for the next several years.

  RESULTS OF OPERATIONS

  Sales and license fees from the Company's ProNectin(R) F product line for the three months ended June 30, 1996 and 1995 were $9,000 and $25,000, respectively. For the six months ended June 30, 1996 and 1995 these revenues were $25,000 and $59,000, respectively. The decreases versus last year were due to the launch in 1995 of the Company's SmartPlastic(TM) Activated Plasticware(TM) product line which included sales into the distributor pipeline. Contract research revenue for the three months ended June 30, 1996 totaled $100,000, versus none for the same period in 1995. For the six months ended June 30, 1996 and 1995 these revenues were $100,000 and $10,000, respectively. The 1996 revenue represents an agreement extension payment from Ethicon.

  Interest income was $18,000 for the three months ended June 30, 1996, compared to $7,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995 it was $39,000 and $22,000, respectively. The increases resulted primarily from additional cash available for investing received from the sale of preferred stock and the exercise of certain warrants.

  Cost of goods sold was $6,000 for each of the three months ended June 30, 1996 and 1995. For the six months ended June 30, 1996 and 1995 these expenses were $12,000 and $30,000, respectively. The decrease in costs related primarily to the 1995 launching and start-up costs of the Company's SmartPlastic product line. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. were $6,000 for each of the three month periods ended June 30, 1996 and 1995, and $23,000 for each of the six month periods ended June 30, 1996 and 1995.

  Research and development expenses for the three months ended June 30, 1996 were $461,000, compared to $450,000 for the same period in 1995, a 2.5% increase. For the six months ended June 30, 1996 and 1995 these expenses were $908,000 and $921,000, respectively, a 1% decrease. The Company expects that its research and development expenses will increase over time to the extent its projects are successfully developed and additional capital is obtained.

  Selling, general and administrative expenses for the three months ended June 30, 1996 were $357,000, as compared to $301,000 for the same period in 1995, an 18% increase. This increase was primarily due to additional patent and legal expenses and higher investor relations costs. For the six months ended June 30, 1996 and 1995 these expenses were $667,000 and $687,000, respectively, a 3% decrease. The Company expects its selling, general and administrative expenses to increase as support for its research, development and product marketing efforts require and to the extent additional capital is raised.

  For the three months ended June 30, 1996, the Company recorded a net loss applicable to common shareholders of $825,000, or $.13 per share compared to $786,000, or $.13 per share for the same period in 1995, a 5% increase. Included in the three month periods of 1996 and 1995 were $122,000 and $54,000 for undeclared cumulative dividends related to the Company's outstanding
  preferred stock.    For the six months ended June 30, 1996 and 1995, the
  Company recorded a net loss applicable to common shareholders of $1,691,000, or $.27 per share compared to $1,677,000, or $.29 per share for the same period in 1995, a 1% increase. Included in the six month periods of 1996 and 1995 were $245,000 and $108,000 for undeclared cumulative dividends related to the Company's outstanding preferred stock.

  The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's product development, manufacturing and business development activities. The Company's results depend on its ability to generate product and contract revenues and establish strategic alliances, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

  To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

  LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $1,331,000 as compared to $2,011,000 at December 31, 1995. As of June 30, 1996, the Company had working capital of $1,470,000, compared to $1,803,000 at December 31, 1995. These decreases resulted from the funding of losses from operations and additional capital expenditures, offset by net proceeds from the exercise of warrants and sale of common stock.

  The Company had no long-term debt obligations as of June 30, 1996 and December 31, 1995. For the six months ending June 30, 1996, the Company's expenditures for capital equipment and leasehold improvements totaled $35,000, compared with $23,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company moves into its expanded facilities and retrofits existing space to achieve "good laboratory practices" compliance as certified by the Food and Drug Administration.

  The Company believes its existing available cash and short-term investments as of June 30, 1996, combined with capital raised during July and August 1996 from the exercise of outstanding warrants, (see Subsequent Events, above) will be sufficient to meet its anticipated capital requirements until June 1997. If the Company receives contractual payments from Ethicon based on the Company achieving its next scientific milestone by the end of 1996, there would be sufficient funds for continuing operations until the fourth quarter of 1997. Nevertheless, substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. The Company believes there may be a number of alternatives to meet its continuing capital needs of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or products.

                          PART II.  OTHER INFORMATION


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.  Exhibits:

      Exhibit
      Number  Description
      ------  -----------
        27    Financial Data Schedule

  b.  Reports on Form 8-K

      None.

                                   SIGNATURE


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEIN POLYMER TECHNOLOGIES, INC.


  Date  August 12, 1996       By  /s/ J. THOMAS PARMETER
        ---------------           -------------------------------
                                  J. Thomas Parmeter
                                  Chairman of the Board, Chief
                                  Executive Officer, President


  Date  August 12, 1996       By  /s/ ARON P. STERN
        ---------------           ------------------
                                  Aron P. Stern
                                  Vice President, Finance and Administration
                                  and Chief Financial Officer

                                 EXHIBIT INDEX


  Exhibit                                         Sequentially
  Number       Description                        Numbered Page
  ------       -----------                        -------------

    27         Financial Data Schedule                  12