Form 10QSB
period 1996-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1996-11-12
CIK 858155

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
   For the transition period from ___________________ to ____________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of October 28, 1996, 7,208,228
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):     Yes_____  No__X__

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                 FORM 10-QSB

                                    INDEX



                                                                Page No.
                                                                ________

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

     Condensed Balance Sheets -
       September 30, 1996 and December 31, 1995...............     3

     Condensed Statements of Operations -
       For the Three and Nine Months ended
         September 30, 1996 and 1995..........................     4

     Condensed Statements of Cash Flows -
       For the Nine Months ended
         September 30, 1996 and 1995..........................     5

     Notes to Condensed Financial Statements..................     6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...     7


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..................     9

     Signature................................................    10

                        PROTEIN POLYMER TECHNOLOGIES, INC.

                            Condensed Balance Sheets



                                            September 30,        December 31,
                                                1996                1995
                                            ____________        ____________
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $    608,903        $    471,296
  Short-term investments                       1,558,042           1,540,000
  Accounts receivable                             21,053              28,099
  Inventory                                       45,151              54,534
  Other current assets                            52,531              20,178
                                            ____________        ____________
Total current assets                           2,285,680           2,114,107

Deposits                                          23,057              22,257
Equipment and leasehold improvements, net        315,437             302,795
                                            ____________        ____________

                                            $  2,624,174        $  2,439,159
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    225,100        $    157,971
  Accrued employee benefits                      111,142             101,284
  Deferred revenue                               200,000                   -
  Other accrued expenses                          41,130              51,598
                                            ____________        ____________
Total current liabilities                        577,372             310,853

Stockholders' equity:
  Series D convertible preferred stock,
    $.01 par value, 71,600 shares authorized,
    49,187 shares issued and outstanding at
    September 30, 1996                         4,764,746           4,764,745
  Common stock, $.01 par value, 25,000,000
    shares authorized, 7,208,228 and 5,832,925
    shares issued and outstanding at
    September 30, 1996 and December 31, 1995,
    respectively                                  72,083              58,330
  Additional paid-in capital                  15,594,532          13,648,036
  Accumulated deficit                        (18,384,559)        (16,342,805)
                                            ____________        ____________
Total stockholders' equity                     2,046,802           2,128,306
                                            ____________        ____________

                                            $  2,624,174        $  2,439,159
                                            ============        ============


See accompanying notes.

                        PROTEIN POLYMER TECHNOLOGIES, INC.

                        Condensed Statements of Operations
                                   (unaudited)


                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                               1996         1995          1996         1995
                            __________   __________    __________   __________

Revenues:
  Product sales            $    21,140  $    35,342   $    45,664  $    94,530
  Contract revenue             310,000      800,000       410,000      810,000
  Interest income               26,206        5,805        65,263       27,961
                            __________   __________    __________   __________
                               357,346      841,147       520,927      932,491


Expenses:
  Cost of goods sold             7,994       24,158        19,878       53,762
  Research and development     544,146      375,179     1,452,415    1,295,932
  Selling, general and
    administrative             394,482      326,373     1,061,637    1,013,545
  Royalties                      6,250        6,250        28,750       28,750
                            __________   __________    __________   __________
                               952,872      731,960     2,562,680    2,391,989
                            __________   __________    __________   __________

Net loss                   $  (595,526) $   109,187   $(2,041,753) $(1,459,498)

Undeclared accumulated and/ or
  paid dividends on
  Preferred Stock              123,639      261,166       368,228      261,166
                            __________   __________    __________   __________

Net loss applicable to
  common shareholders      $  (719,165) $  (151,979)  $(2,409,981) $(1,720,664)
                           ===========  ===========   ===========  ===========

Net loss per common share  $     (0.10) $     (0.03)  $     (0.37) $     (0.30)
                           ===========  ===========   ===========  ===========

Shares used in computing
  loss per common share      7,008,171    5,830,990     6,445,343     5,830,947
                           ===========  ===========   ===========  ===========


See accompanying notes.

                        PROTEIN POLYMER TECHNOLOGIES, INC.

                        Condensed Statements of Cash Flows
                                    (unaudited)

                                                       Nine Months
                                                   Ended September 30,
                                                1996                1995
                                            ____________        ____________
OPERATING ACTIVITIES:
Net loss                                    $ (2,041,754)       $ (1,713,372)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Dividends paid by issuance of
      preferred stock                                  -             253,874
    Loan interest paid by issuance of
      preferred stock                                  -               4,795
    Depreciation and amortization                 84,265             107,878
    Changes in assets and liabilities:
      Accounts receivable                         (1,454)            (87,440)
      Inventory                                    9,383             (47,021)
      Other current assets                       (23,853)            (27,144)
      Deposits                                      (800)              1,300
      Accounts payable                            67,129              (9,159)
      Accrued employee benefits                    9,858              14,690
      Other accrued expenses                     (10,468)            (45,556)
      Deferred revenue                           200,000              (5,000)
                                            ____________        ____________
Net cash used for operating activities        (1,707,694)         (1,552,155)

INVESTING ACTIVITIES:
Purchase of equipment and improvements           (96,907)            (55,851)
Short-term investments                            18,042                   -
                                            ____________        ____________
Net cash provided by (used for)
  investing activities                          (114,949)            (55,851)

FINANCING ACTIVITIES:
Net proceeds from issuance of warrants and
  sale of common stock                         1,867,240           2,429,844
Exercise of common stock options                  93,010               1,060
                                            ____________        ____________
Net cash provided by financing activities      1,960,250           2,430,904
                                            ____________        ____________
Net increase (decrease) in cash and
  cash equivalents:                              137,607             822,898

Cash and cash equivalents at
  beginning of the period:                       471,296           1,848,391
                                            ____________        ____________
Cash and cash equivalents at
  end of the period:                        $    608,903        $  2,671,289
                                            ============        ============

Supplemental Schedule of non-cash financing activities
    Dividends paid by issuance of
      preferred stock                       $          -        $    253,874
    Loan interest paid by issuance of
      preferred stock                                  -               4,795

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements
                                 (Unaudited)

                              September 30, 1996


1.   Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


2.   Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize accumulated dividends on the Company's Series D Preferred Stock. Such dividends are payable when declared by the Board in cash or common stock.


3.   Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of September 30, 1996 is sufficient to meet its anticipated capital requirements until May 1997. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General Overview

Protein Polymer Technologies, Inc. is a development stage biotechnology company that has concentrated its research efforts on establishing a scientific and technical leadership position in the design and manufacture of unique protein-based materials. The Company has identified biomedical market and product opportunities that it believes will exploit the unique properties of the technology to competitive advantage. The Company has been unprofitable to date, and has an accumulated deficit of $18,385,000.

In September 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's tissue adhesives and sealants program. To date the Company has received $1.4 million in contractual payments from Ethicon as reimbursements for ongoing program research and development efforts.

The Company's other programs it is currently pursuing include tissue augmentation, surgical adhesion barriers, drug delivery and medical device coatings. The Company's intended strategy with most of its other programs is to enter into product development agreements with additional medical product marketing and distribution companies. Although these arrangements, to the extent they become available to the Company, may provide significant near-term revenues in the form of up-front license fees, research and development revenues and milestone payments, the Company expects to incur continuing operating losses for the next several years.

Results of Operations

For the three months ended September 30, 1996 and 1995, sales and license fees from the Company's ProNectin(R) F product line were $21,000 and $35,000, respectively. For the nine months ended September 30, 1996 and 1995 these revenues were $46,000 and $95,000, respectively. The decreases were due to the launch in 1995 of the Company's SmartPlastic(TM) Activated Plasticware(TM) product line which included sales into the distributor pipeline. Contract research revenue for the three months ended September 30, 1996 totaled $310,000, versus $800,000 for the same period in 1995. The revenue represents contractual payments from Ethicon related to the Company's tissue adhesives and sealants program, including in the 1995 period an $800,000 payment upon the signing of the agreements. For the nine months ended September 30, 1996 and 1995 these revenues were $410,000 and $810,000, respectively.

Interest income was $26,000 for the three months ended September 30, 1996, versus $6,000 for the same period in 1995. For the nine months ended September 30, 1996 and 1995 it was $65,000 and $28,000, respectively. The increases resulted primarily from additional cash available for investing received from the sale of common stock and the exercise of privately held warrants.

Cost of goods sold was $8,000 for the three months ended September 30, 1996, compared to $24,000 for the same period in 1995. For the nine month periods these expenses were $20,000 and $54,000, respectively. The decreases related primarily to reduced sales of the SmartPlastic product line. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. were $6,000 for each of the three month periods ended September 30, 1996 and 1995, and $29,000 for each of the nine month periods ended September 30, 1996 and 1995.

Research and development expenses for the three months ended September 30, 1996 were $544,000, compared to $375,000 for the same period in 1995, a 45% increase.
 The increase was attributable to expanded efforts related to the tissue adhesives program, including preparation for Good Laboratory Practices ("GLP") animal testing and materials manufacturing capabilities, as required by the Food and Drug Administration. For the nine months ended September 30, 1996 and 1995 these expenses were $1,452,000 and $1,296,000, respectively, a 12% increase.
The Company expects that its research and development expenses will increase over time to the extent its projects are successfully developed and additional capital is obtained.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $394,000, as compared to $326,000 for the same period in 1995, a 21% increase. This increase was primarily due to additional patent and legal expenses and expanded investor relations efforts. For the nine months ended September 30, 1996 and 1995 these expenses were $1,062,000 and $1,014,000, respectively, a 5% increase. The Company expects its selling, general and administrative expenses to increase as support for its research and development efforts require and to the extent additional capital is raised.

For the three months ended September 30, 1996, the Company recorded a net loss applicable to common shareholders of $719,000, or $.10 per share compared to a loss of $152,000, or $.03 per share for the same period in 1995. The 1995 period included an $800,000 payment upon the signing of the Ethicon agreements. Also included in the three month periods of 1996 and 1995 were $124,000 and $261,000 for undeclared and/ or paid cumulative dividends related to the Company's outstanding preferred stock. For the nine months ended September 30, 1996 and 1995, the Company recorded a net loss applicable to common shareholders of $2,410,000, or $.37 per share compared to $1,721,000, or $.30 per share for the same period in 1995. Included in the nine month periods of 1996 and 1995 were $368,000 and $261,000 for undeclared and/or paid cumulative dividends related to the Company's outstanding preferred stock.

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

Liquidity and Capital Resources

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $2,167,000 as compared to $2,011,000 at December 31, 1995. As of September 30, 1996, the Company had working capital of $1,708,000, compared to $1,803,000 at December 31, 1995. For the nine months ending September 30, 1996 the Company raised a net of $1,960,000 from the exercise of warrants and options for common stock, which offset losses from operations and capital expenditures.

The Company had no long-term debt obligations as of September 30, 1996 and December 31, 1995. For the nine months ending September 30, 1996, the Company's expenditures for capital equipment and leasehold improvements totaled $97,000, compared with $56,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company moves into its expanded facilities and retrofits existing space to achieve GLP compliance for laboratory testing and materials manufacturing requirements.


The Company believes its existing available cash and short-term investments as of September 30, 1996 will be sufficient to meet its anticipated capital requirements until May 1997. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.



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


                                       PROTEIN POLYMER TECHNOLOGIES, INC.



Date  November 7, 1996                By  /s/  J. Thomas Parmeter
      _______________                     ___________________________________
                                          J. Thomas Parmeter
                                          Chairman of the Board, Chief
                                          Executive Officer, President


Date  November 7, 1996                By  /s/  Aron P. Stern
      _______________                     ___________________________________
                                          Aron P. Stern
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer

                                EXHIBIT INDEX



Exhibit                                   Sequentially
Number     Description                    Numbered Page


  27       Financial Data Schedule             12