Form 10KSB40
period 1996-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1997-03-27
CIK 858155

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from          to
                                   ----------  ----------

                        Commission file number 0-19724

                      PROTEIN POLYMER TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                 33-0311631
  (State or Other Jurisdiction of        (IRS Employer Identification No.)
   Incorporation or Organization)

               10655 Sorrento Valley Road, San Diego, CA  92121
                   (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (619) 558-6064

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              ------   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $755,751.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 17, 1997 was $17,059,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 1997, 9,141,228 shares of common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 30, 1997 pursuant to Regulation 14A with respect to the Registrant's 1996 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                       ----------------------------------

                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I..........................................................................     2

  Item 1.  Business.............................................................     2

  Item 2.  Properties...........................................................    12

  Item 3.  Legal Proceedings....................................................    12

  Item 4.  Submission of Matters to a Vote of Security Holders..................    13


PART II.........................................................................    13

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters    13

  Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................    15

  Item 7.  Financial Statements.................................................   F-1

  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................    18

PART III........................................................................    18

  Items 9, 10, 11 and 12 - Incorporated by Reference

  Item 13. Financial Statements, Exhibits and Reports on Form 8-K...............    18

  Signatures....................................................................    21

                                     PART I


Item 1.   Business

Company Background

     Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company engaged in the research, development and production of proprietary protein-based biomaterials with targeted applications in biomedical and specialty use markets. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: tissue adhesives and sealants; wound healing materials; and surgical adhesion barriers. The Company has also developed technology that can efficiently modify and improve the surface properties of traditional synthetic polymers used in the fabrication of biomedical products. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

     Since late 1994, the Company has concentrated predominantly on the development of its surgical tissue adhesive and sealant technology. As part of this effort, the Company targeted the establishment of a strategic alliance with a market leader in the field of surgical wound closure products, leading to the execution of comprehensive license, supply, and development agreements in September, 1995, with Ethicon, Inc. ("Ethicon"), a subsidiary of the Johnson & Johnson Company ("J&J"). While PPTI continues to concentrate its development efforts in this area, in late 1996 the PPTI initiated studies to identify its most promising soft tissue augmentation product candidates for use in cosmetic and reconstructive surgery. This product application is an extension of the biomaterials platform developed in the tissue adhesives and sealants program. The Company, to the extent resources are available, is researching the use of its protein polymers for other surgical tissue repair and medical device applications, including the potential development of delivery devices for the targeted, controlled release of drugs to various body tissues.

     Specialty use products currently being marketed by the Company include SmartPlastic(TM) and ProNectin(R) F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in late 1994.

     Prior to 1992, the Company's scientists had successfully demonstrated the ability to create and produce novel protein polymer materials having important physical, biological and chemical properties. During this period, most of the Company's efforts were dedicated to supplying E. I. DuPont de Nemours & Co. ("DuPont") with materials under contract for its proprietary research and testing purposes.

     In early 1992, the Company raised approximately $8.9 million through its initial public offering of common stock and redeemable warrants. The Company used a major portion of these proceeds to generate substantive in vitro laboratory evidence and in vivo animal test data demonstrating the biocompatibility and performance of its protein polymers and derived biomaterials, and to establish a materials science group which has developed important materials modification and fabrication technology. In July 1994 the Company raised approximately $2.1 million from the sale of its unregistered Series C Preferred Stock to private investors. In September 1995, and related to the signing of various development agreements with Ethicon, the Company raised approximately $2.4 million from the sale of its unregistered Series D Preferred Stock to the same private investors. Also at this time these investors exchanged all of their holdings of Series C Preferred Stock and accumulated dividends into Series D Preferred Stock.

The Company's Technology

     Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic and involves the response of the living system to the materials (e.g., an immune response) and the response of the materials to the living system (e.g., degradation). This biological performance requirement has been a critical factor in limiting the myriad of possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful as medical devices.

     The goal of biomaterials development historically has been to produce inert materials -- materials that elicit little or no response from the living system. However, the Company believes that such conventional biomaterials are constrained by their inability to convey appropriate messages to the cells which surround them -- the same messages that are conveyed by proteins in normal human tissues.

     PPTI is focused on developing a new generation of biomaterials which are recognized and accepted by human cells for directing their growth and, ultimately, the regeneration of tissues. The Company believes that the successful development of such biomaterials could substantially expand the role that artificial devices can play in the prevention and treatment of human disability and disease and enable the culture of native tissues for successful reimplantation.

     Through its proprietary core technology, the Company produces high molecular weight polymers than can be processed into a variety of materials forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. The Company has demonstrated that its polymers can mimic the biological and chemical functions of natural proteins, such as the attachment of cells through specific membrane receptors and the bonding of tissues by enzymatic cross-linking, thus overcoming a critical limitation of conventional biomaterials. In addition, in animal tests the Company has conducted its polymers have demonstrated excellent biocompatibility.

     These attributes of PPTI's protein polymers are achieved by combining the advantages of both modern biotechnology and traditional polymer science. The techniques of biotechnology are used to create synthetic genes which direct the biological synthesis of protein polymers in recombinant microorganisms. The design concepts of traditional polymer science are used to create novel materials for specific applications by combining the properties of individual "building block" components.

     In contrast to natural proteins, either isolated from natural sources or produced using traditional genetic engineering techniques, PPTI's technology results in the creation of new proteins with unique properties. PPTI has demonstrated its capability to create materials that:

     . combine properties of different proteins found in nature;
     . reproduce and amplify selected activities of natural proteins; . eliminate undesired properties of natural proteins; and . incorporate synthetic properties via chemical modifications.

     This capability is fundamental to PPTI's current primary product research and development focus -- tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extracellular matrix ("ECM"), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, through the ability to structure a cell's ECM environment, the cell's activity can be controlled though the protein messages it receives. Similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions, PPTI's patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment.

Product Candidates and Anticipated Markets

     The Company's technology and materials have the potential to create products and product applications in a variety of medical and specialty use markets. Although the Company's current development efforts are principally focused on tissue sealants and adhesives, efforts are also now being applied to the development of gels for soft tissue augmentation. Additionally, PPTI continues to evaluate opportunities for research and development of product candidates for other medical and specialty uses. With the exception of the use of ProNectin F for in vitro cell culture, all of the Company's product candidates are in early stages of research and development.

     The actual development of other product candidates, if any, will depend on a number of factors, including: the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company's assessment of the potential market acceptance of a product candidate.

     Each of PPTI's principal targeted markets, and related product candidates, are set forth below. There can be no assurance that such research and development efforts will be successful or that any products, if developed, could be effectively marketed or produce significant revenues. Further, additional scientific progress depends upon the Company's ability to raise significant amounts of additional capital (see "Management Discussion and Analysis - Liquidity and Capital Resources", Item 6, below).

     Tissue Adhesives and Sealants

     Every surgical operation requires closure of a wound site. Current wound closure techniques depend primarily on sutures and, in some applications, staples. The principal inherent limitations with sutures and staples in certain procedures are: lack of hemostatic and sealant properties to prevent fluid loss; the length of time and difficulty in closing the wound site; and the need for post-operative removal.

     Certain tissue adhesives and sealants that seek to avoid these limitations, such as fibrin glues and cyanoacrylates, have been developed and marketed outside the United States. However, these adhesives and sealants have not been approved by the FDA for domestic use in humans. Additionally, the Company believes that these adhesives and sealants have their own limitations: fibrin glues are derived from human and animal blood products, set slowly and have low strength; cyanoacrylates that set fast and have high strength are toxic to certain tissues, which have limited their use to date to bonding the outer surfaces of skin together.

     The Company is seeking to develop tissue adhesives and sealants that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and desired setting times of cyanoacrylates. The Company has successfully demonstrated the feasibility of two different proprietary approaches to achieving biocompatibility, desired strength and accelerated setting time.

     In September 1995 PPTI entered into a licensing and development agreement and a supply agreement with Ethicon regarding this program. (See "Collaborative Agreements" section, below.) Tests performed by Ethicon have confirmed the potential suitability of the Company's approach. Ethicon and the Company have agreed to extend the time available for further development of candidate tissue adhesives and sealants and, correspondingly, Ethicon's acceptance of such candidates for clinical development, until December 14, 1997.

     Soft Tissue Augmentation

     Conditions where there is a need to augment the body's soft tissues include both cosmetic and medical applications. In the former, for example, current procedures include the injection of collagen-based materials to smooth out facial wrinkles, acne scars and to modify lip contours. The latter segment includes the repair of tissue defects associated with tumor removal, congenital deformities, trauma, degenerative diseases and stress incontinence. PPTI believes there is a lack of materials with suitable properties for these applications, principally because materials having the required durability in vivo either lack the requisite biocompatibility or the ability to be easily applied.

     The Company has developed protein polymers that demonstrate excellent biocompatibility, are soluble in water at room temperature, and are easily injected into body tissues, forming soft, durable gels at body temperature. Previously, PPTI has shown gels to have persisted at least 18 months in an animal model. Currently, the Company is conducting studies to identify specific product formulations for the most attractive clinical indications.
Subsequently, formal preclinical testing will be initiated to obtain FDA approval for beginning human clinical testing.

     Wound Healing Matrices

     The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by third parties include fabric dressing (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product varies depending on the type of wound and extent of tissue damage, the Company believes that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

     The Company has developed protein polymers which it believes may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the ECM and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. The Company believes that such materials, if successfully developed, could improve the wound-healing process through their inherent properties, as delivery systems for growth factors, and as scaffolds for the production of living tissue skin graft substitutes. This program is in the early stages of research.

     Surgical Adhesion Barriers

     Adhesions are essentially the formation of unwanted bonds or scar tissue, occurring when surgically manipulated tissues are healing. They are a common surgical complication causing post-operative discomfort and disability. Adhesions occur in almost two out of three abdominal procedures, and if bowel obstruction results, surgical repair is needed. Infertility can result from adhesions, which occur in over 50% of gynecological procedures. A successful anti-adhesion product has the potential of both reducing the cost of medical care by reducing the number of necessary second surgeries, and easing the suffering of surgical patients.

     Two anti-adhesion products are currently marketed in the U.S., but their efficacy is limited. The Company believes that other adhesion barrier products currently in development are promising, but as with the currently marketed products, have properties which may constrain their use -- rapid resorption by the body and limited mechanical strength. PPTI has developed biocompatible films from protein polymers that are "tough" and whose resorption by the body can be controlled. In vivo studies of these protein polymer films have demonstrated their ability to block cellular adhesions. The Company is working to determine the clinical indications where its potential products would have the greatest advantage versus competing technologies, so as to better focus further research efforts.

     Controlled Release Drug Delivery

     Oral delivery of drugs is the most preferred route of administration. However, for many drugs this is not possible and alternative drug delivery routes are required. Alternative routes include transdermal, mucousal, and by implantation or injection. For implantation or injection, it is often desirable to extend the availability of the drug in order to minimize the frequency of these invasive procedures. Materials exist, and in a few instances been commercialized, which act as depots for a drug when implanted or injected, releasing the drug over periods ranging from one month to several years. Other material and drug combinations are being developed by third parties. PPTI believes that the properties of these materials for such applications can be substantially improved upon, making available the use of depot systems for a wider range of drugs and applications.

     The Company has developed unique and proprietary protein polymer material systems that function as drug depots and can be implanted or injected. They exhibit exceptional biocompatibility, provide for control over their rate of resorption in the body, and are fabricated using aqueous solvent systems at low temperatures -- attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry.

     PPTI is collaboratively exploring the targeted delivery of FDA-approved analgesic drugs in a controlled release format directly to nerve tissue for the relief of chronic pain. Due to their particularly powerful and sometimes addictive nature, such drugs are typically delivered by frequent injections of relatively low dosage. PPTI's targeted approach may avoid systemic release of these powerful drugs, thus potentially allowing for the delivery of a more potent payload of pain-killer over a substantially longer time frame. Other collaborations are also being considered.

     Cell Culture Products

     The market for products used to culture mammalian cells encompasses the production of pharmaceuticals and vaccines, ex vivo cell therapy, and basic and applied research on the cellular mechanisms of human and animal development and disease. The common element is the need to culture cells outside the body in an artificial, controlled environment. With the culture of many types of mammalian cells, fetal bovine serum, animal sera factors or attachment factors must be added to the culture medium or coated on the culture surface to enable cells to attach and spread, initiating cell growth.

     Unlike standard tissue culture treated labware, these products primarily present to cells the RGD cell attachment ligand (protein sequence) of the serum protein fibronectin, which is an essential requirement for the growth, proper morphology and fully-differentiated function of many different cells. However, the Company believes that there are disadvantages to using such products which, depending on the application, result in variable performance, lack of storage stability, undesirable contaminants, excessive media protein, high costs and lost time.

     PPTI developed ProNectin F to address these limitations. This product presents multiple copies of the RGD ligand within a chemically and thermally stable protein polymer. ProNectin F is free of animal-derived contaminants and has a long shelf-life. Moreover, tests conducted by third parties and the Company confirm that, compared with standard tissue culture treated labware, labware coated with ProNectin F enhances the cell attachment process.

     Since March 1991 the Company has commercially marketed ProNectin F as a cell culture reagent for use by cell biologists and cell culture laboratories. In December 1994 the Company launched SmartPlastic, where ProNectin F is presented on the surfaces of disposable plastic labware in ready to use form for culturing human and animal cells. To date, the Company has generated over $450,000 in revenues and license fees from the marketing of these products. The

Company is seeking new marketing and distribution alliances to increase the sales of the product line and to support the development of new products and formats.

Manufacturing, Marketing and Distribution

     ProNectin F

     PPTI currently produces ProNectin F in its laboratory facilities, and believes its current production facilities are sufficient for the anticipated demand of ProNectin F in the foreseeable future. The Company markets and distributes ProNectin F and SmartPlastic directly and through foreign and domestic distribution arrangements.

     Biomedical Product Candidates

     To date, PPTI has manufactured limited amounts of its biomedical materials and products for internal testing and, in certain cases, evaluation and testing by corporate partners and other third parties. Preclinical and clinical testing of potential medical device products, where the results will be submitted to the United States Food and Drug Administration ("FDA"), requires compliance with the FDA's Good Laboratory Practices ("GLP"). The Company is currently working to implement polymer production and quality control procedures, including certain facilities renovations, to conform to GLP requirements. It is anticipated that these efforts will be sufficient for supplying a number of development programs with the required quality and quantity of materials needed for preclinical and clinical testing.

     In addition, the Company is considering alternative methods for increasing production of its biomedical and other product candidates to meet clinical and commercial requirements. For example, the Company may expand its existing facility to produce needed quantities of materials under FDA's Good Manufacturing Practice ("GMP") regulations for clinical and commercial use. However, there can be no assurance that, if desired, the Company could adequately develop, fund, implement and manage such a manufacturing facility. Alternatively, the Company may establish external contract manufacturing arrangements for needed quantities; however, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect the Company's margins or its ability to comply with applicable governmental regulations. The actual method, or combination of methods, that the Company may ultimately pursue will depend on a number of factors, including availability, cost, and the Company's assessment of the ability of such production methods to meet its commercial objectives.

     The development and commercialization of certain biomedical products will require the Company, pursuant to applicable governmental regulations, to upgrade its manufacturing facilities and to obtain manufacturing approvals from the FDA (see "Regulatory Matters", below).

     The Company currently expects that its initial biomedical products, if any are developed, would be marketed and distributed by a corporate partner. While this arrangement would minimize the Company's marketing costs and facilitate wider distribution of any biomedical products it may develop, these arrangements may adversely affect the Company's profit margins with respect to these products.

Research and Development

     Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Collaborative Agreements

     Because of the highly technical focus of its business, the Company must conduct extensive research and development prior to any commercial production of its biomaterials. During this development stage, PPTI's ability to generate revenues is limited. Because of this limitation, the Company does not have sufficient resources to devote to extensive testing or marketing of its products. The Company's primary method of expanding its product development, testing and marketing capabilities is to form collaborative arrangements with selected corporate partners with specific resources that the Company believes complement its business strategies and goals.

     The Ethicon Agreements

     In September 1995 PPTI entered into a licensing and development agreement and a supply agreement with Ethicon regarding its tissue adhesives and sealants program. Under these agreements, Ethicon receives exclusive worldwide development, marketing and distribution rights to such products under PPTI's proprietary technology rights in exchange for contract research and development payments, milestone fees, and manufacturing and royalty payments to PPTI. The market for such products is considered large and potentially could replace the use of sutures and staples in certain surgical procedures.

     A total of almost $11 million could be paid to PPTI under these agreements; $1.4 million has been received through December 31, 1996. The payments are contractually segregated into two categories --ongoing research efforts and milestone payments. A first milestone payment to the Company is due upon achieving product candidate acceptance, which is determined solely by Ethicon, and could range from $1.4 million to $1.9 million, depending on whether both an adhesive candidate and a sealant candidate were accepted. Ethicon and the Company have agreed to extend the time available for further development of candidate tissue adhesives and sealants and, correspondingly, Ethicon's acceptance of such candidates for clinical development, until December 14, 1997. Although the Company believes it can develop suitable product candidates before this date, there can be no assurance that it will actually do so, or that if it does, Ethicon will accept such product candidates. In conjunction with this extension, Ethicon committed additional funds to support the ongoing R & D efforts. Subsequent to candidate acceptance, and during the ensuing year, research payments of from $1.3 million to $1.7 million may be received; and from $500,000 to $800,000 may be received in the year following that. Additional milestone payments of from $575,000 to $1,075,000 would be received upon initiation of clinical trials, from $750,000 to $1,375,000 upon filing of a PMA, and from $1.0 million to $2.0 million upon FDA approval.

     In addition to receiving a royalty on worldwide product sales, PPTI also retains the option of manufacturing both the protein polymer component and a portion or all of the final product. However, there is no guarantee that Ethicon or PPTI will continue to meet their obligations under the terms of the agreements, that a product will be successfully developed for commercial use or, if having done so, that Ethicon will market the resulting product(s) to the fullest extent possible. PPTI retains the right, under certain conditions and after a certain number of years have elapsed, to make other marketing arrangements in geographic areas Ethicon chooses to abandon.

     Other Agreements

     PPTI is a party to other agreements, and is discussing potential agreements, with other entities regarding additional biomedical and specialty use applications of its polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that the Company will be able to establish such arrangements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements. Certain information regarding the Company's collaborative agreements is set forth in Note 5 to the Company's Financial Statements included herein.

Competition

     The principal anticipated commercial uses of PPTI's biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating the Company's biomaterials would compete with other products which rely on the use of alternative materials. For example, the use of ProNectin F in cell culture systems competes with the use of fetal bovine serum, fibronectin, collagen and other compounds. Similarly, all targeted applications of the Company's potential products will compete with other products having the same or similar applications.

     The areas of business in which the Company engages and proposes to engage are characterized by rapidly evolving technology and intense competition; competition in the biomedical and surgical repair markets is particularly significant. The Company's competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures. The Company believes that research into similar types of protein engineering technology is currently being conducted by DuPont and several university laboratories.

     The primary elements of competition in the biomedical and surgical repair products market are performance, cost, safety, reliability, convenience and commercial production capabilities. The Company believes that its ability to compete in this market will be enhanced by its issued patent claims, the breadth of its other pending patent applications, its early entry into its field and its experience in protein engineering. However, the Company currently does not have production capabilities or resources to compete commercially without the use of collaborative agreements with third parties.

Patents and Trade Secrets

     PPTI is aggressively pursuing domestic and international patent protection for its technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, and end-use products incorporating such materials.

     The United States Patent and Trademark Office ("USPTO") has issued five patents to the Company. U.S. Patent 5,235,041 (1993) relates to the Company's method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers the Company's synthetic DNA compositions that encode polymers and copolymers comprising the amino acid "building blocks" of silk and elastin. U.S. Patent 5,496,712, issued in March 1996, covers the Company's family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581, issued in May 1996, covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F. U.S. Patent 5,606,019 issued in February 1997, covers the protein compositions comprising copolymers of the amino acid "building blocks" of silk and elastin. These are the primary materials used in the Company's current product development efforts.

     The Company also received notices of allowance from the USPTO in 1995 and 1996 on two other patent applications. Additionally, PPTI has fourteen U.S. patent applications pending covering related aspects of its core technology. Corresponding international patent applications based on PPTI's technology have been submitted in major market areas worldwide and are beginning to issue.

     Although the Company believes its existing issued patent claims may provide a competitive advantage, there can be no assurance that the scope of the Company's patent protection is or will be adequate to protect its technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to the Company's allowed and pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patents issued in 1996 will expire in 2013 and the patent issued in 1997 will expire in 2014.

     Because of the uncertainty concerning patent protection and the unavailability of patent protection for certain processes and techniques, PPTI also relies upon trade secret protection and continuing technological innovation to maintain its competitive position. Although all of the Company's employees have signed confidentiality agreements, there can be no assurance that the Company's proprietary technology will not be independently developed by other parties, or that secrecy will not be breached. Additionally, the Company is aware that substantial research efforts in protein engineering technology are taking place at universities, government laboratories and other corporations and that numerous patent applications have been filed. The Company cannot predict whether it may have to obtain licenses to use any technology developed by third parties or whether such licenses can be obtained on commercially reasonable terms, or at all.

     In the course of its business, PPTI employs various trademarks and trade names in packaging and advertising its products. The Company has obtained federal registration of its ProNectin(R) trademark and has applied for federal registration of its SmartPlastic(TM) trademark for ProNectin F Activated Cultureware. The Company intends to protect and promote all of its trademarks and, where appropriate, will seek federal registration of its trademarks.

Regulatory Matters

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company's current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of agencies, particularly those products and operations related to biomedical applications. Currently, the Company's activities are subject to regulation primarily under the Occupational Safety and Health Act, which requires the Company to provide a "material data safety sheet" to its customers setting forth certain information regarding the Company's products.

     Pre-market approval from the FDA is required for new medical devices, drugs or vaccines, a generally costly and time-consuming process. If the Company does not directly produce and sell medical devices, drugs or vaccines, it will not be directly affected by these regulations. However, the Company's anticipated customers and corporate partners would be required to obtain such approvals. Additionally, the Company may be required to file and maintain with the FDA a "Master File" containing information regarding the Company's products. There can be no assurance that the Company's customers will be able to obtain or maintain the necessary approvals from the FDA or that the Company will be able to maintain a Master File in accordance with FDA regulations. In either case, the Company's anticipated business could be adversely affected.

     Because PPTI intends for its biomaterials to be used as medical devices, it may be required to conform its operations to the FDA's GMP regulations. GMP regulatory requirements are rigorous, and there can be no assurance that GMP status could be obtained in a timely manner and without the expenditure of substantial resources, if at all. The Company may also be required to register its facility with the FDA as an establishment involved in the manufacture of medical devices.

     The Company's research, development and production activities are, or may be, subject to various federal and state laws and regulations relating to environmental quality and the use, discharge, storage, transportation and disposal of toxic and hazardous substances. The Company's future activities may be subject to regulation under the Toxic Substances Control Act, which requires the Company to obtain pre-manufacturing approval for any new "chemical material" the Company produces for commercial use that does not fall within the FDA's regulatory jurisdiction. The Company believes it is currently in substantial compliance with all such laws and regulations. Although the Company intends to use its best efforts to comply with all environmental laws and regulations in the future, there can be no assurance that the Company will be able to fully comply with such laws, or that full compliance will not require substantial capital expenditures.

Executive Officers of the Registrant

Name                            Age   Position with the Company
----                            ---   -------------------------

J. Thomas Parmeter               57   Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Joseph Cappello, Ph.D.           40   Vice President, Research and Development,
                                      Chief Technical Officer and Director,
                                      Polymer Research

Philip J. Davis                  66   Corporate Secretary

Franco A. Ferrari, Ph.D.         45   Vice President, Laboratory Operations and
                                      Polymer Production and Director, Molecular
                                      Genetics

John E. Flowers                  40   Vice President, Planning and Operations and
                                      Director, Business Development

Janis Y. Neves                   45   Controller and Assistant Secretary

Erwin R. Stedronsky, Ph.D.       52   Vice President, Product Formulation and
                                      Engineering and Director, Materials Science

Aron P. Stern                    43   Vice President, Finance and Administration,
                                      and Chief Financial Officer

     Mr. Parmeter has been the Company's President, Chief Executive Officer and Chairman of the Board of Directors since its inception in July 1988 (and, from July 1988 to July 1992, its Chief Financial Officer). From 1982 to November 1987, Mr. Parmeter was President, Chief Executive Officer and, from June 1987 to June 1988, Chairman of the Board of Syntro Corporation.

     Dr. Cappello has been the Company's Vice President, Research and Development since February 1997 and Director, Polymer Research and Chief Technical Officer since February 1993. From September 1988 to February 1993, he was the Company's Senior Research Director, Protein Engineering.

     Mr. Philip J. Davis has been the Company's Secretary since January 1989. Mr. Davis has been a director of the Company since April 1994; he previously served as a director of the Company from January 1989 until October 1991. Mr. Davis has been a Senior Vice President with Donaldson, Lufkin & Jenrette since March 1994. He was Director, Institutional Sales at Merrill Lynch, Inc. (formerly Merrill Lynch Capital Markets) from February 1991 to March 1994, and was a Vice President at Merrill Lynch, Inc. from 1986 to 1994.

     Mr. Flowers has been the Company's Vice President, Planning and Operations, since February 1993. From September 1988 to February 1993, he was the Company's Vice President, Commercial Development.

     Dr. Ferrari has been the Company's Vice President, Laboratory Operations and Director, Molecular Genetics since February 1993. From September 1988 to February 1993, he was the Company's Senior Research Director, Genetic Engineering.

     Ms. Neves has been the Company's Controller and Assistant Secretary since January 1990. From July 1988 until January 1990, Ms. Neves was the Company's Business Office Manager.

     Dr. Stedronsky has been the Company's Vice President, Product Formulation and Engineering since February 1997 and Director of Materials Science since September 1992. For approximately 20 years prior to joining PPTI, Dr. Stedronsky held increasingly responsible R&D positions in Corporate Research at Monsanto Company.

     Mr. Stern has been the Company's Vice President, Finance and Administration and Chief Financial Officer since July 1992. Previously Mr. Stern served as Director, Finance and Administration of Isis Pharmaceuticals, Inc. (a biopharmaceutical company) from May 1989 to June 1992, and as Controller and Assistant Treasurer of Teknowledge, Inc., an expert systems company, from November 1985 to April 1989.

     All executive officers of the Company were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of the Company.

Employees

     As of March 21, 1997, PPTI has 26 full-time, two part-time and three temporary employees, of whom four hold Ph.D. degrees in the chemical or biological sciences. The Company is highly dependent on the services of its management and scientific staff. The loss of the services of any of its staff may significantly hinder the achievement of the Company's development objectives. The recruitment and retention of additional qualified management and scientific personnel is also critical to the Company's success. There can be no assurance that the Company will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.


Item 2.   Properties

     PPTI does not own any real property. The Company rents approximately 21,000 square feet in San Diego, California from Sycamore/San Diego Investors under two leases. The leased property includes the Company's administrative offices, which encompass approximately 4,000 square feet, and its laboratory facilities, which encompass approximately 17,000 square feet. The current annual rent is approximately $410,000. The leases expire in December 1998.

     The Company believes that its current facilities are adequate to meet its needs until the end of 1998. The Company retains the option to extend its leases for an additional five years.


Item 3.   Legal Proceedings

     On or about January 17, 1997, the Company received correspondence (the "Letters") from or on behalf of persons who hold the Company's Underwriter Unit Warrants (the "Unit Warrants"). The Letters allege that the Company is in breach of its obligations under the

Underwriter Unit Warrant Certificates (the "Certificates"), particularly concerning the calculation and notification of anti-dilution adjustments to be made to the number of shares of the Company's common stock representred by each Unit Warrant, the corresponding reduction of the per share exercise price for such Unit Warrants, and notification of registration rights under the Certificates. By their terms, the Unit Warrants expired on January 21, 1997. The Company disagrees with the interpretation of the anti-dilution provisions cited in the Letters and believes that this dispute will not have a material adverse effect on the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     The Company's Common Stock trades on the Small-Cap market of NASDAQ under the symbol "PPTI". The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions.

                                            Trade Prices
                                            ------------
     1996                              High              Low
     ----                             ------            ------
     First Quarter                    $3.297            $1.563
     Second Quarter                    5.375             2.000
     Third Quarter                     4.500             2.125
     Fourth Quarter                    3.500             2.000

     1995
     ----
     First Quarter                    $0.750            $0.438
     Second Quarter                    0.625             0.156
     Third Quarter                     2.000             0.500
     Fourth Quarter                    2.125             1.500

     As of March 21, 1997, the Company had approximately 156 shareholders of record; it estimates it has approximately 1,868 beneficial holders. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Unregistered Offerings

     On January 7, 1997, the Company received $4,760,000, less estimated expenses of approximately $160,000, from a private placement of 1,904,000 shares of the Company's common stock, at $2.50 per share, with a number of accredited investors. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing. The registration was declared effective on January 24, 1997.

     On September 14, 1995, the Company issued 49,187 shares of its Series D Convertible Preferred Stock in a private placement to certain accredited investors. Of this amount, 24,139 shares of Series D Convertible Preferred Stock were issued in exchange for 21,600 shares of the Company's Series C Convertible Preferred Stock, plus accrued and unpaid dividends thereon. An additional 5,048 shares of the Series D Convertible Preferred Stock were issued in exchange for cancellation of a $500,000 bridge loan, plus accrued interest thereon. The remaining 20,000 shares of Series D Convertible Preferred Stock were issued to the same investors for cash at a price of $100.00 per share. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

     Each share of Series D Convertible Preferred Stock earns a cumulative dividend at the annual rate of $10 per share, payable as and when declared by the Company's Board of Directors in the form of cash, common stock or any combination thereof. The Series D Convertible Preferred Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D Convertible Preferred Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D Convertible Preferred Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D Convertible Preferred Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Convertible Preferred Stock has a liquidation preference of $100.00 per share.

     In addition, the Series D Convertible Preferred stockholders received warrants to purchase, at an exercise price of $1.25 per share, twenty shares of the Company's common stock for each share of Series D Convertible Preferred Stock acquired for cash, or upon conversion of the outstanding bridge loan and accrued interest thereon, described above. Warrants to acquire a total of 500,960 shares of common stock were issued. All of these warrants were exercised during 1996, from which the Company received aggregate gross proceeds of $626,200. The Series D Convertible Preferred stockholders were granted certain registration rights relating to their shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock and upon the exercise of their warrants.

     In July 1994, the Company received $2,160,000 from a private placement of the Company's Series C Convertible Preferred Stock with certain accredited investors, consisting of 21,600 shares at $100.00 per share. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriter discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act and met the requirements under Rule 506 of Regulation D promulgated under the Securities Act. As described above, the investors exchanged 21,600 shares of Series C Convertible Preferred Stock, plus accrued and unpaid dividends thereon, for 24,139 shares of Series D Convertible Preferred Stock. There are currently no shares of Series C Convertible Preferred Stock outstanding.

     Each share of Series C Convertible Preferred Stock earned a cumulative dividend at the annual rate of $10 per share payable as and when declared by the Company's Board of Directors in the form of cash, common stock or any combination thereof. The Series C Convertible Preferred Stock was convertible into common stock one year after issuance at the holder's option. The conversion price ranged between $1.25 and $3.75 per share, depending on market price. The Series C Convertible Preferred Stock was redeemable at the Company's option five years after issuance. Automatic conversion of all of the Series C Convertible Preferred Stock would have occurred if : (a) the Company completed a public offering of common stock at a price of $2.50 or higher; or (b) holders of a two-thirds majority thereof decided to convert their stock. The Company had the option to demand conversion of the Series C Convertible Preferred Stock if the average market price of its common stock equaled or exceeded $5.00 per share over a period of twenty business days. The Series C Convertible Preferred Stock had a liquidation preference of $100.00 per share.

     In connection with the issuance of the Series C Convertible Preferred Stock, warrants were also issued to acquire a total of 432,000 shares of the Company's common stock at a price of $1.25 per share. All of these warrants were exercised during 1996, from which the Company received aggregate gross proceeds of $540,000.

     In July 1996, holders of warrants to acquire 322,663 shares of common stock (all of whom were accredited investors) exercised such warrants at $2.50 per share, resulting in approximately $807,000 in gross proceeds to the Company. These warrants were originally issued in 1991 in connection with the issuance of the Company's Series B Convertible Preferred Stock. The issuance upon exercise of these warrants was exempt from registration under Section 4(2) of the Securities Act and met the requirements under Rule 506 of Regulation D promulgated under the Securities Act. The Company agreed to register the resale of the common stock received upon exercise of these warrants, and the applicable registration was declared effective on July 19, 1996.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the manufacture of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of December 31, 1996 has an accumulated deficit of $19,207,000.

     The Company's medical product candidates for surgical repair and regeneration of tissues are in various stages of research and development. Its more advanced programs are in the areas of tissue adhesives and sealants, and tissue augmentation, where the company is devoting over 90% of its scientific effort currently. The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes.

     In 1995 the Company entered into a collaborative relationship with Ethicon regarding its tissue adhesives and sealants program. The Company's strategy with most of its other programs is to enter into similar collaborative development agreements with major medical product marketing and distribution companies. Although these relationships may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to incur continuing operating losses for the next several years.

Results of Operations

     Contract research revenue for the year ended December 31, 1996 was $610,000, compared to $810,000 and $100,000 for 1995 and 1994, respectively.
During 1996 the Company received research and development reimbursements totaling $600,000 from Ethicon related to the Company's tissue adhesives and sealants program. In September 1995 the Company received a payment of $800,000 from Ethicon upon the signing of the various agreements related to the Company's tissue adhesives and sealants program. The 1994 revenues were derived from materials evaluation agreements entered into with divisions of J&J.

     Interest income was $87,000 for the year ended December 31, 1996, as compared to $59,000 for 1995 and $95,000 for 1994. The year-to-year variability resulted from timing differences with regard to the receipt of equity capital and the amounts of excess cash available for investment.

     Product sales for the years ended December 31, 1996 were $58,000, compared to $118,000 and $94,000 in 1995 and 1994, respectively. Product sales consist of ProNectin F related product revenues and licensing fees. Sales in 1995 reflect the launch of the SmartPlastic line of ProNectin F Activated Cultureware and the resultant distributor stocking orders. Additionally, during 1995 the Company stopped promotional expenditures for these products.

     Cost of sales was $47,000 for the year ended December 31, 1996, versus $125,000 and $57,000 for the years 1995 and 1994, respectively. The 1996 and 1995 totals reflect certain inventory adjustments and reserves. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. aggregated $35,000 for each of the three years ended December 31, 1996, 1995 and 1994.

     Research and development expenses for the year ended December 31, 1996 were $2,021,000, compared to $1,722,000 in 1995, an increase of 17%. This increase in 1996 spending over 1995 was due to expanded activities, including the establishment of a quality assurance department as part of the Company's efforts
to implement GLP.   The 1995 expenses decreased 12% compared to $1,951,000
incurred in 1994. This decrease in 1995 spending versus 1994 resulted from the continued focusing of the Company's research and development efforts, with fewer programs sponsored and the consequent lowering of expenses incurred. The Company expects its research and development expenses will increase in the future due to the expansion of product directed research and development efforts, an increased number of programs funded, laboratory upgrading and expansion, and increased outside product testing.

     Selling, general and administrative expenses for the year ended December 31, 1996 were $1,516,000, as compared to $1,329,000 for 1995, an increase of
14%. This increase in 1996 spending over 1995 was due to additional legal, patent and risk insurance expenses, and increased investor relations activities. The 1995 expenses decreased 12% compared to $1,512,000 incurred in 1994. This decrease in 1995 spending versus 1994 was due to reduced product marketing, legal and investor relations expenses. The Company expects its selling, general and administrative expenses will increase in the future consistent with supporting its research and development efforts and as business development, patent and investor relations activities require.

     For the year ended December 31, 1996, the Company recorded a net loss applicable to common shareholders of $3,356,000, or $.51 per share, as compared to $2,610,000, or $.45 per share for 1995, and $3,353,000, or $.58 per share for
1994. The 1996, 1995 and 1994 losses and per share calculations include $492,000, $385,000 and $108,000, respectively, of accumulated and/or paid dividends from the Company's Preferred Stock. The Company expects to incur increasing operating losses for the next several years, to the extent additional capital is raised, based upon the successful continuation of the tissue adhesives program and the tissue augmentation program, as well as expected increases in the Company's other research and development, manufacturing and business development activities. The Company's results depend on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

     To date the Company believes that inflation and changing prices have not had a material impact on its continuing operations. Effective January 1, 1994, the Company adopted Statement No. 109, "Accounting for Income Taxes". There is no current year or cumulative impact of the adoption of Statement No. 109. Based upon Company earnings history, a valuation allowance of $7,363,000 is required to reduce the Company's net deferred tax assets to the amount realizable.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $1,260,000, as compared to $2,011,000 at December 31, 1995. As of December 31, 1996, the Company had working capital of $840,000, compared to $1,803,000 at December 31, 1995. These decreases in 1996 as compared to 1995 were due to increased operating expenses, reduced revenues and less equity capital raised. During the first week of January 1997 the Company received $4,760,000 before expenses of approximately $160,000 from a private placement of common stock to institutional and qualified individual investors. Accounting on a pro forma basis as though this capital influx had occurred on December 31, 1996, the Company's cash, cash equivalents and short-term investments would have totaled $6,020,000, and working capital would have increased to $5,600,000.

     The Company had no long-term debt obligations as of December 31, 1996 and December 31, 1995. For the twelve month period ending December 31, 1996 the Company's expenditures for capital equipment and leasehold improvements totaled $184,000, compared with $84,000 for the same period last year. The Company anticipates that these expenditures will increase as laboratory renovations and additional equipment are required to meet current GLP regulations and production requirements. The Company currently has no equipment lease lines of credit, although it may enter into such arrangements in the future if available at appropriate rates and terms.

     The Company believes its existing available cash, cash equivalents and short-term investments, including the equity capital received during the first week of January 1997, will be sufficient to meet its anticipated capital requirements until mid 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and product marketing activities. The Company believes there may be reasonable alternatives to meet the continuing financial needs of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all available approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to relinquish rights to significant portions of the Company's technology or products.

Item 7.   Financial Statements


     Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a development stage company):

        Description                                                                   Page
        -----------                                                                   ----
        Report of Ernst & Young LLP, Independent Auditors...........................    F-2

        Balance Sheets at December 31, 1996 and 1995................................    F-3

        Statements of Operations for the years ended December 31, 1996, 1995
           and 1994 and the period July 6, 1988 to December 31, 1996................    F-4

        Statements of Stockholders Equity for the period July 6, 1988 (inception)
           to December 31, 1996.....................................................    F-5

        Statements of Cash Flows for the years ended December 31, 1996, 1995
           and 1994 and the period July 6, 1988 to December 31, 1996................    F-7

        Notes to Financial Statements...............................................    F-8

               Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


          We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period July 6, 1988 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period July 6, 1988 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.



                                           ERNST & YOUNG LLP

San Diego, California
January 30, 1997

                          Protein Polymer Technologies
                         (A Development Stage Company)

                                Balance Sheets

                                                   DECEMBER 31,
                                               1996            1995
                                        -------------------------------
ASSETS
Current assets:
 Cash and cash equivalents (Note 2)        $    267,357    $    471,296
 Short-term investments (Note 2)                993,042       1,540,000
 Inventory, net                                  20,694          54,534
 Other current assets                            56,561          48,277
                                        -------------------------------
Total current assets                          1,337,654       2,114,107

 Deposits                                        22,257          22,257
 Deferred offering costs                         17,356              --
 Equipment and leasehold improvements,
  net (Note 1)                                  369,314         302,795
                                        -------------------------------

                                           $  1,746,581    $  2,439,159
                                        ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $    251,321    $    157,971
 Accrued employee benefits                      117,612         101,284
 Other accrued expenses                          53,525          51,598
 Deferred revenue                                75,000              --
                                        -------------------------------
Total current liabilities                       497,458         310,853

Commitments (Note 4)                                 --              --

Stockholders' equity (Note 3):
 Series D convertible preferred stock,
  $.01 par value, 71,600 shares
  authorized, 49,187 shares issued and
  outstanding at December 31, 1996
  and 1995, respectively - liquidation
  preference $4,918,700                       4,764,745       4,764,745
 Common stock, $.01 par value,
  25,000,000 shares authorized,
  7,233,228 and 5,832,925 shares
  issued and outstanding at
  December 31, 1996 and 1995,
  respectively                                   72,333          58,330
 Additional paid-in capital                  15,619,282      13,648,036
 Deficit accumulated during
  development stage                         (19,207,237)    (16,342,805)
                                        -------------------------------
Total stockholders' equity                    1,249,123       2,128,306
                                        -------------------------------
                                           $  1,746,581    $  2,439,159
                                        ===============================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Operations


                                                                                                       FOR THE PERIOD
                                                                                                        JULY 6, 1988
                                                                                                       (INCEPTION) TO
                                                                  YEARS ENDED DECEMBER 31,               DECEMBER 31,
                                                             1996            1995            1994           1996
                                                        -------------------------------------------------------------
Revenues:
     Contract revenue (Note 5)                          $   610,000     $   810,000     $   100,000      $  3,845,455
     Interest income                                         87,317          58,702          94,941           759,420
     Product and other income                                58,434         117,991         114,294           482,251
                                                        -------------------------------------------------------------
Total revenues                                              755,751         986,693         309,235         5,087,126

Expenses:
     Cost of sales                                           47,364         124,824          56,843           249,380
     Research and development                             2,021,413       1,721,776       1,951,120        14,120,011
     Selling, general and administrative                  1,516,406       1,329,497       1,511,631         9,440,926
     Royalties                                               35,000          35,000          35,000           230,171
                                                        -------------------------------------------------------------
Total expenses                                            3,620,183       3,211,097       3,554,594        24,040,488
                                                        -------------------------------------------------------------

Net loss                                                 (2,864,432)     (2,224,404)     (3,245,359)      (18,953,362)

Undeclared and/or paid dividends on
 preferred stock                                           (491,867)       (385,143)       (108,000)         (985,010)
                                                        -------------------------------------------------------------

Net loss applicable to common
 shareholders                                           $(3,356,299)    $(2,609,547)    $(3,353,359)     $(19,938,372)
                                                        =============================================================

Net loss per common share                               $      (.51)    $      (.45)    $      (.58)
                                                        ===========================================

Shares used in computing net loss per
 common share                                             6,638,814       5,831,446       5,830,925
                                                        ===========================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 1996








                                             COMMON STOCK                      PREFERRED STOCK
                                     ----------------------------------------------------------------
                                          SHARES       AMOUNT                SHARES       AMOUNT
                                     -----------------------------------------------------------------
  Issuance of common stock at
   $.01 per share for cash                   400,000    $      4,000              --    $         --
  Issuance of common stock at
   $.62 per share for cash and
   receivables                             1,116,245          11,162              --              --
  Receivables from sale of
   common stock                                   --              --              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1988               1,516,245          15,162              --              --
  Repayment of receivables
   from sale of common stock                      --              --              --              --
  Issuance of common stock at
   $.62 per share                            359,136           3,594              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1989               1,875,381          18,756              --              --
  Exercise of common stock
   options at $.01 per share
   for cash                                   60,000             600              --              --
  Issuance of common stock at
   $.68 per share for cash and
   compensation                                5,000              50              --              --
  Common stock repurchased at
   $.01 per share for cash                   (25,000)           (250)             --              --
  Common stock issued at $.68
   per share for cash and
   compensation                               25,000             250              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1990               1,940,381          19,406              --              --
  Exercise of common stock
   options at $.68 per share
   for cash                                    5,000              50              --              --
  Exercise of warrants for
   common stock                              483,755           4,837              --              --
  Conversion of notes payable
   to common stock                           339,230           3,391              --              --
  Conversion of notes payable
   to preferred stock                             --              --         278,326           2,783
  Issuance of preferred stock
   at $2.00 per share for
   cash, net of
   issuance costs                                 --              --         400,000           4,000
  Issuance of warrants for cash                   --              --              --              --
  Issuance of warrants in
   connection with convertible
   notes payable                                  --              --              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1991               2,768,366          27,684         678,326           6,783
  Initial public offering at
   $6.50 per unit, net of
   issuance costs                          1,667,500          16,676              --              --
  Conversion of Series B
   preferred stock into common
   stock in connection with
   initial public offering                   678,326           6,783        (678,326)         (6,783)
  Conversion of Series A
   preferred stock into common
   stock at 1.13342 per share                713,733           7,137              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1992               5,827,925          58,280              --              --
  Exercise of common
   stock options at $.68
   per share                                   3,000              30              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1993               5,830,925          58,310              --              --
  Issuance of preferred stock
   at $100 per share for cash,
   net of issuance costs                          --              --          21,600       2,073,925
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1994               5,830,925          58,310          21,600       2,073,925
  Issuance of preferred stock
   at $100 per share for cash,
   net of issuance costs                          --              --          25,000       2,432,150
  Series C dividends paid in
   Series D preferred stock                       --              --           2,539         253,875
  Interest paid in Series D
   stock                                          --              --              48           4,795
  Exercise of common stock
   options at $.53 per share                   2,000              20              --              --
  Net loss                                        --              --              --              --
                                     ----------------------------------------------------------------
Balance at December 31, 1995               5,832,925          58,330          49,187       4,764,745

                                                           DEFICIT
                                                         ACCUMULATED
                                                           DURING     RECEIVABLES FROM
                                          ADDITIONAL     DEVELOPMENT  SALE OF COMMON    TOTAL STOCKHOLDERS'
                                        PAID-IN CAPITAL     STAGE           STOCK            EQUITY
                                        ------------------------------------------------------------------
  Issuance of common stock at
   $.01 per share for cash              $        --     $        --     $        --     $     4,000
  Issuance of common stock at
   $.62 per share for cash and
   receivables                              681,838              --              --         693,000
  Receivables from sale of
   common stock                                  --              --         (86,000)        (86,000)
  Net loss                                       --        (322,702)             --        (322,702)
                                        ------------------------------------------------------------------
Balance at December 31, 1988                681,838        (322,702)        (86,000)        288,298
  Repayment of receivables
   from sale of common stock                     --              --          86,000          86,000
  Issuance of common stock at
   $.62 per share                           219,358              --              --         222,952
  Net loss                                       --        (925,080)             --        (925,080)
                                        ------------------------------------------------------------------
Balance at December 31, 1989                901,196      (1,247,782)             --        (327,830)
  Exercise of common stock
   options at $.01 per share
   for cash                                      --              --              --             600
  Issuance of common stock at
   $.68 per share for cash and
   compensation                               3,350              --              --           3,400
  Common stock repurchased at
   $.01 per share for cash                       --              --              --            (250)
  Common stock issued at $.68
   per share for cash and
   compensation                              16,750              --              --          17,000
  Net loss                                       --      (1,501,171)             --      (1,501,171)
                                        ------------------------------------------------------------------
Balance at December 31, 1990                921,296      (2,748,953)             --      (1,808,251)
  Exercise of common stock
   options at $.68 per share
   for cash                                   3,350              --              --           3,400
  Exercise of warrants for
   common stock                             295,493              --              --         300,330
  Conversion of notes payable
   to common stock                          508,414              --              --         511,805
  Conversion of notes payable
   to preferred stock                       553,869              --              --         556,652
  Issuance of preferred stock
   at $2.00 per share for
   cash, net of issuance costs              703,475              --              --         703,475
  Issuance of warrants for cash               3,000              --              --           3,000
  Issuance of warrants in
   connection with convertible
   notes payable                             28,000              --              --          28,000
  Net loss                                       --      (1,143,119)             --      (1,143,119)
                                        ------------------------------------------------------------------
Balance at December 31, 1991              3,016,897      (3,892,072)             --        (840,708)
  Initial public offering at
   $6.50 per unit, net of
   issuance costs                         8,911,024              --              --       8,927,700
  Conversion of Series B
   preferred stock into common
   stock in connection with
   initial public offering                       --              --              --              --
  Conversion of Series A
   preferred stock into common
   stock at 1.13342 per share             1,717,065              --              --       1,724,202
  Net loss                                       --      (3,481,659)             --      (3,481,659)
                                        ------------------------------------------------------------------
Balance at December 31, 1992             13,644,986      (7,373,731)             --       6,329,535
  Exercise of common
   stock options at $.68
   per share                                  2,010              --              --           2,040
  Net loss                                       --      (3,245,436)             --      (3,245,436)
                                        ------------------------------------------------------------------
Balance at December 31, 1993             13,646,996     (10,619,167)             --       3,086,139
  Issuance of preferred stock
   at $100 per share for cash,
   net of issuance costs                         --              --              --       2,073,925
  Net loss                                       --      (3,245,359)             --      (3,245,359)
                                        ------------------------------------------------------------------
Balance at December 31, 1994             13,646,996     (13,864,526)             --       1,914,705
  Issuance of preferred stock
   at $100 per share for cash,
   net of issuance costs                         --              --              --       2,432,150
  Series C dividends paid in
   Series D preferred stock                      --        (253,875)             --              --
  Interest paid in Series D
   stock                                         --              --              --           4,795
  Exercise of common stock
   options at $.53 per share                  1,040              --              --           1,060
  Net loss                                       --      (2,224,404)             --      (2,224,404)
                                        ------------------------------------------------------------------
Balance at December 31, 1995             13,648,036     (16,342,805)             --       2,128,306

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 1996

                                             COMMON STOCK                      PREFERRED STOCK
                                     ----------------------------------------------------------------
                                          SHARES       AMOUNT                SHARES       AMOUNT
                                     ----------------------------------------------------------------
  Exercise of common stock
   warrants at $1.25 per share              932,960   $      9,330             --    $        --
  Exercise of common stock
   warrants at $2.50 per
   share, net of issuance costs
   of $25,020                               322,663          3,226             --             --
  Exercise of common stock
   warrants at $1.00 per share               25,000            250             --             --
  Exercise of common stock
   options                                  136,000          1,360             --             --
  Stock repurchases                         (16,320)          (163)            --             --
  Net loss                                       --             --             --             --
                                     ----------------------------------------------------------------
Balance at December 31, 1996              7,233,228   $     72,333         49,187    $ 4,764,745
                                     ================================================================

                                                           DEFICIT
                                                         ACCUMULATED
                                                           DURING     RECEIVABLES FROM
                                          ADDITIONAL     DEVELOPMENT  SALE OF COMMON    TOTAL STOCKHOLDERS'
                                        PAID-IN CAPITAL     STAGE           STOCK             EQUITY
                                        ------------------------------------------------------------------
  Exercise of common stock
   warrants at $1.25 per share          $ 1,156,870   $         --    $        --          $ 1,166,200
  Exercise of common stock
   warrants at $2.50 per
   share, net of issuance costs
   of $25,020                               779,413             --             --              782,639
  Exercise of common stock                   24,750             --             --               25,000
   warrants at $1.00 per share
  Exercise of common stock                   91,650             --             --               93,010
   options
  Stock repurchases                         (81,437)            --             --              (81,600)
  Net loss                                       --     (2,864,432)            --           (2,864,432)
                                        ------------------------------------------------------------------
Balance at December 31, 1996            $15,619,282   $(19,207,237)   $        --          $ 1,249,123
                                        ===================================================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows

                                                                                         FOR THE PERIOD
                                                                                           JULY 6, 1988
                                                                                          (INCEPTION) TO
                                                     YEARS ENDED DECEMBER 31,               DECEMBER 31,
                                               1996             1995            1994           1996
                                        ----------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                   $ (2,864,432)   $ (2,224,404)   $ (3,245,359)   $(18,953,362)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Stock issued for
   compensation                                      --              --              --          20,100
  Stock issued for interest                          --           4,795              --           4,795
  Increase in inventory
   reserve                                       20,717          50,805              --          71,522
  Depreciation and
   amortization                                 117,203         138,866         171,588       1,075,419
  Write-off of purchased
   technology                                        --              --              --         503,500
  Changes in assets and
   liabilities:
       Inventory                                 13,123         (63,173)        (36,006)        (92,216)
       Deposits                                      --           6,300          (6,300)        (22,257)
       Other current assets                      (8,284)         (8,770)         (3,061)        (56,561)
       Accounts payable                          93,350         (75,189)         82,052         251,321
       Accrued employee
        benefits                                 16,328          21,977          18,361         117,612
       Other accrued
        expenses                                  1,927         (32,320)         56,661          53,525
       Deferred revenue                          75,000          (5,000)            834          75,000
                                       ----------------------------------------------------------------
Net cash used for operating
           activities                        (2,535,068)     (2,186,113)     (2,961,230)    (16,951,602)

INVESTING ACTIVITIES
Purchase of technology                               --              --              --        (570,000)
Purchase of equipment and improvements         (183,722)        (84,192)       (209,320)     (1,291,476)
Short-term investments                          546,958      (1,052,972)      1,011,575        (993,042)
                                       ----------------------------------------------------------------
Net cash provided by (used for)
 investing activities                           363,236      (1,137,164)        802,255      (2,854,518)

FINANCING ACTIVITIES
Net proceeds from issuance of warrants
 and sale of common stock                     1,985,249           1,060              --      11,843,051
Net proceeds from issuance and
 conversion of preferred stock                       --       2,432,150       2,073,925       6,937,752
Proceeds from convertible notes and
 detachable warrants                                 --              --              --       1,068,457
Payment on note payable                              --              --              --         (92,750)
Proceeds from note payable                           --              --              --         334,323
Deferred offering costs                         (17,356)             --              --         (17,356)
                                       ----------------------------------------------------------------
Net cash provided by financing
 activities                                   1,967,893       2,433,210       2,073,925      20,073,477

Net increase (decrease) in cash and
 cash equivalents                              (203,939)       (890,067)        (85,050)        267,357

Cash and cash equivalents at beginning
 of the period                                  471,296       1,361,363       1,446,413              --
                                       ----------------------------------------------------------------
Cash and cash equivalents at end of the
 period                                    $    267,357    $    471,296    $  1,361,363    $    267,357
                                       ================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid                              $         --    $         --    $         --    $     63,473
Series D stock issued for Series C stock   $         --    $  2,073,925    $         --    $  2,073,925
Series C dividends paid with Series D
 stock                                     $         --    $    253,875    $         --    $    253,875
                                       ================================================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements
                               December 31, 1996

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITIES

Protein Polymer Technologies, Inc. (the "Company") was incorporated in Delaware on July 6, 1988. The Company was established for the purpose of designing, producing and marketing genetically engineered protein polymers for a variety of biomedical and specialty materials applications. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company's operations have been directed primarily toward developing business strategies, raising capital, exploring marketing channels, recruiting personnel, and research and development activities.

LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In January 1997 the Company received $4.76 million, before expenses of approximately $160,000, from a private placement of common stock to certain qualified institutions and individuals (see
Note 8. Subsequent Event, below). The Company believes that these funds, combined with its cash, cash equivalents and short-term investments of $1.26 million as of December 31, 1996, and anticipated contract revenues and interest income, will be sufficient to meet its anticipated capital requirements until mid 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities.

NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding during the period as adjusted for the effects of certain rules of the Securities and Exchange Commission for the period prior to the Company's initial public offering. For purposes of this calculation, net loss in 1996 and 1995 have been adjusted for cumulative dividends on the Series C and D Preferred Stock.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Research and development contract revenues are recorded as earned based on the performance requirements of the contracts. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

PRODUCT REVENUE RECOGNITION

Revenue from product sales are recognized when orders are shipped.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expense reported during the period. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Short-term investments consist primarily of commercial paper, notes and short-term U.S. Government securities with original maturities beyond three months and are stated at estimated fair value. Similar items with original maturities of three months or less are considered cash equivalents. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its short-term investments.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method.

Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:


                                                         DECEMBER 31,
                                                     1996          1995
                                                   -----------------------
Laboratory equipment                               $1,079,945   $  917,080
Office equipment                                      131,801      128,440
Leasehold improvements                                 79,730       62,234
                                                   -----------------------
                                                    1,291,476    1,107,754
Less accumulated depreciation and amortization        922,162      804,959
                                                   -----------------------
                                                   $  369,314   $  302,795
                                                   =======================


                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


2.  INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities by balance sheet classification:


                                         DECEMBER 31,
                                       1996       1995
                                    ----------------------
Cash and cash equivalents:
 Commercial paper                   $250,000    $        -
 Money market funds                   17,357       471,296
                                    ----------------------
                                    $267,357    $  471,296
                                    ======================


Short-term investments:
 Commercial paper                   $908,042    $1,200,000
 U.S. Treasury obligations            85,000       340,000
                                    ----------------------
                                    $993,042    $1,540,000
                                    ======================


All of the available-for-sale securities are due in one year or less.

The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of December 31, 1996.

3.  STOCKHOLDERS' EQUITY

SERIES D PREFERRED STOCK

During 1995 a total of 49,187 shares of Series D Stock were issued, including the exchange of Series C Stock for Series D Stock (see "Series C Preferred Stock" below). Each share of Series D Stock earns a cumulative dividend at the annual rate of $10 per share payable as and when declared by the Company in the form of cash, common stock or any combination thereof. The Series D Stock is convertible into common stock after two years at the stockholder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D Stock is redeemable at the Company's option after four years. Automatic conversion of all of the Series D Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) a majority of stockholders decide to convert their stock. The Company has the option to demand conversion of the Series D Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference value of $100.00 per share.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3.  STOCKHOLDERS' EQUITY (CONTINUED)

In addition, the Series D stockholders received warrants to purchase, at an exercise price of $1.25 per share, twenty shares of the Company's common stock for each share of Series D Stock acquired. Warrants to acquire a total of 500,960 shares of common stock were issued. All of the warrants have been exercised during 1996.

The Series D stockholders were granted certain registration rights relating to their shares of common stock issuable upon conversion of the Series D Stock or upon exercise of their warrants.

SERIES C PREFERRED STOCK

In July 1994 the Company received $2,160,000 from the sale of 21,600 shares of unregistered Series C Convertible Preferred Stock ("Series C Stock") to JJDC and certain investors. The terms of the sale were similar to those of the Company's Series D Stock.

At the time of the sale of the Series D Stock, JJDC and these investors exchanged 21,600 shares of Series C Stock, plus accumulated dividends, for 24,139 shares of Series D Stock. There are currently no remaining shares of Series C Stock outstanding.

In connection with the Series C offering, warrants were also issued to acquire a total of 432,000 shares of the Company's common stock at an exercise price of $1.25 per share. All of the warrants have been exercised during 1996.

STOCK OPTION PLANS

The Company has elected to follow APB 25 and related accounting Interpretations. Under APB 25 whenever the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recognized. The effects of using the fair value accounting method, as described in FASB Statement No. 123, "Accounting for Stock-Based Compensation", are described below under its own subheading to Note 3.

The Company adopted the 1989 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the date of grant. At December 31, 1996, options for 310,500 shares were exercisable, and 179,500 shares were available for future grant.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3.  STOCKHOLDERS' EQUITY (CONTINUED)

The Company adopted the 1992 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,000,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. At December 31, 1996, options for 93,500 shares were exercisable, and 279,000 shares were available for future grant.

Since inception, the Company has granted non-qualified options outside the Plan to purchase a total of 525,100 shares of common stock (net of options cancelled) to employees, directors and consultants of the Company. At December 31, 1996, options for 293,100 shares were exercisable.

In June 1996 the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. Such grants shall be awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, and consist of 5,000 shares of common stock, subject to certain adjustments. No Participating Director shall receive more than one grant per year. The purchase price of each option shall be the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Board (or a designated committee of the Board) shall administer the Plan. On June 3, 1996, an initial grant of 35,000 shares was made to all non-employee directors then eligible.

In September 1996 the Board of Directors approved, subject to stockholder approval at the 1997 Annual Meeting of Stockholders, the Protein Polymer Technologies, Inc. Employee Stock Purchase Plan ("Plan"). The Plan commences January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Board may modify the Plan at any time.

In November 1993 the Company repriced a total of 272,500 outstanding stock options to $1.00 per share, the then current fair market value.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3.  STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's stock option activity:


                                                                      Years ended December 31,
                                ---------------------------------------------------------------------------------------------
                                          1996                               1995                              1994
                                ------------------------           -------------------------           ----------------------
                                                Weighted                            Weighted                         Weighted
                                                 Average                             Average                          Average
                                                Exercise                            Exercise                         Exercise
                                 Options          Price             Options           Price            Options         Price
                                ---------       --------           ---------        --------           -------       --------
Outstanding - beginning
      of year                   1,064,600        $ 0.90              910,600         $ 0.91            885,600        $ 1.40

   Granted                        465,000        $ 2.27              183,500         $ 0.86             90,000        $ 0.82
   Exercised                     (136,000)       $(0.68)              (2,000)        $(0.53)                --            --
   Forfeited                           --            --              (27,500)        $(0.93)           (65,000)       $(0.96)
                                ---------        ------            ---------         ------            -------        ------
Outstanding - end of year       1,393,600        $ 1.38            1,064,600         $ 0.90            910,600        $ 0.91
                                =========        ======            =========         ======            =======        ======
Exercisable - end of year         732,100        $ 1.08              714,500         $ 0.87            612,880        $ 0.84
                                =========        ======            =========         ======            =======        ======


The exercise prices for options outstanding as of December 31, 1996 range from $0.53 to $3.75. The weighted average remaining contractual life of these options is approximately 6.5 years.

STATEMENT 123 PRO FORMA INFORMATION

Pro forma information regarding net income and net income per share is required by Statement 123. This information has been calculated as if the Company has accounted for its stock options granted under the fair value method as described in this Statement, using the Black-Scholes option pricing model. The following were the weighted average assumptions used for 1996 and 1995: risk-free interest rates of 5.6% to 7.1% for 1996 and 5.7% to 7.7% for 1995; a volatility factor of the expected market price of the Company's common stock of 110%; expected option lives of 7.9 years; and dividend yields of 0% for both years.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3.  STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                                  1996           1995
                                              ------------   ------------
  Net loss as reported                        $(3,356,299)   $(2,609,547)

  Net loss per share as reported              $     (0.51)   $     (0.45)

  Net loss pro forma                          $(3,492,030)   $(2,632,144)

  Net loss per share pro forma                      (0.53)   $     (0.45)

  Weighted average fair value per share
      of options granted during the year      $      2.06    $      0.84


The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

COMMON STOCK WARRANTS

As a result of the Company's initial public offering, unit holders were granted redeemable warrants for 1,667,500 shares of common stock, which are exercisable at $8.00 per share until January 21, 1997, and are redeemable at the option of the Company at a redemption price of $.10 at any time after January 21, 1993, based on the price of the common stock and other requirements. In November 1996 the Company extended the expiration date of these warrants one year, to January 21, 1998. The underwriter was granted warrants to purchase 145,000 units at $8.06 per unit, subject to certain antidilution adjustments.

At December 31, 1996, including the unit and underwriter warrants, there were outstanding warrants to purchase a total of 2,007,500 shares of common stock at a weighted average exercise price of $7.95 per share. All of these warrants were exercisable at December 31, 1996, and as of January 21, 1997 the underwriter warrants expired.

4.  COMMITMENTS

The Company leases its office and research facilities under two operating leases that expire in December 1998. During 1996 the Company leased additional laboratory space.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


4.  COMMITMENTS (CONTINUED)

Future minimum payments under operating leases as of December 31, 1996 are as follows:


                           1997       $412,200
                           1998        412,200
                                      --------
                                      $824,400
                                      ========

Rent expense was approximately $320,000, $306,000, $300,000 and $2,366,000 for
the years ended December 31, 1996, 1995 and 1994 and for the period July 6, 1988 (inception) through December 31, 1996, respectively.

5.  RESEARCH AND DEVELOPMENT CONTRACTS AND ROYALTIES

On September 14, 1995, the Company signed supply, licensing and development agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, whose affiliate is a preferred stockholder, related to the Company's tissue adhesives and sealants program. The licensing and development agreement calls for Ethicon to make licensing, milestone and contract revenue payments TO THE COMPANY AS CERTAIN SCIENTIFIC PROGRESS IS ACHIEVED. SUCH PAYMENTS COULD TOTAL ALMOST $11 MILLION OVER THE NEXT SEVERAL YEARS IF ALL MILESTONES ARE MET. IN 1996 AND 1995, THE COMPANY RECOGNIZED $600,000 AND $800,000 OF REVENUE RESPECTIVELY, RELATED TO THESE AGREEMENTS. IN DECEMBER 1996 ETHICON EXTENDED THE RESEARCH PHASE OF THESE AGREEMENTS FOR ONE YEAR, UNTIL DECEMBER 1997, AND WILL PAY THE COMPANY $75,000 EVERY THREE MONTHS FOR ONE YEAR IN ADVANCE OF THE RESEARCH WORK TO BE PERFORMED. THE COMPANY RECEIVED ITS FIRST INSTALLMENT IN DECEMBER 1996, AND CLASSIFIED IT AS DEFERRED REVENUE.

In 1994 the Company entered into agreements with subsidiaries of the Johnson & Johnson Company. These agreements concluded in the first quarter of 1995. Total contract revenue recognized from these agreements was $100,000 for the year ended December 31, 1994.

Under an agreement completed in October 1991 with Telios Pharmaceuticals, Inc., ("Telios"), now a wholly-owned subsidiary of Integra Life Sciences Corp., Telios granted the Company a worldwide, exclusive sublicense to use Telios patent rights to develop and sell protein polymers containing RGD amino acid sequence in two or more polymer segments for the purpose of in vitro cell culture. In exchange for this sublicense, the Company has agreed to pay Telios royalties on net revenues derived by the Company from its sales of RGD containing polymers at a rate equal to 5% of net revenues, until such net revenues reach $500,000, and 3.5% of net revenues in excess of $500,000. There is a required minimum royalty payment by the Company of $25,000 per year.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


5.  RESEARCH AND DEVELOPMENT CONTRACTS AND ROYALTIES (CONTINUED)

In 1992 Stanford University granted the Company a non-exclusive, non-transferable right to use their recombinant DNA technology patents to develop and sell protein polymers. In exchange for this license, the Company has agreed to pay royalties on products sold employing this technology ranging from 1/2% to 10%, depending on the product. There is a required minimum royalty payment by the Company of $10,000 per year.

6.  INCOME TAXES

At December 31, 1996, the Company had net operating loss carryforwards of approximately $17,090,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company has California net operating loss carryforwards of approximately $7,891,000 for California tax purposes which have begun expiring in 1996. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $496,000 and $200,000, respectively, which will begin expiring in 2004 unless previously utilized.

Because of the ownership change that occurred in January 1992 as a result of the Company's initial public offering, approximately $2,700,000 of the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. However, the Company believes that such limitations will not have a material impact upon the utilization of the carryforwards.

Significant components of the Company's deferred tax assets as of December 31, 1996 are shown below. A valuation allowance of $7,363,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.



                                                    1996           1995
                                                -----------    -----------
Deferred tax assets:
 Net operating loss carryforwards               $ 6,455,000    $ 5,343,000
 Research and development credits                   626,000        597,000
 Other                                              282,000        445,000
                                                -----------    -----------
Total deferred tax assets                         7,363,000      6,385,000
Valuation allowance for deferred tax assets      (7,363,000)    (6,385,000)
                                                -----------    -----------
Net deferred tax assets                         $        --    $        --
                                                ===========    ===========

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7.  EMPLOYEE BENEFITS PLAN

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year. Each year the Company may provide a discretionary matching contribution. As of December 31, 1996, the Company had not made a contribution to the Savings Plan.

8.  SUBSEQUENT EVENT

During the first week of January 1997 the Company received $4.76 million, less estimated expenses of approximately $160,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing. The registration was declared effective on January 24, 1997.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                    PART III


     Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 1997.


Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Schedules

          The Financial Statements are incorporated herein as a part of Item 7.


(a)(3)    Exhibits

          The following documents are included or incorporated by reference:

     Exhibit
     Number                       Description
     ------                       -----------

     3.1 (6)        Certificate of Incorporation of the Company, as amended.

     3.2 (6)        Bylaws of the Company, as amended.

     4.1 (4) Warrant Agreement, dated January 21, 1992, between the Company and Continental Stock Transfer and Trust Company.

     4.2 (1)        Revised Form of Redeemable Warrant.

     10.1 (2) Lease, with exhibits, dated October 16, 1991, between the Company and Sycamore/San Diego Investors, together with an amendment thereto dated April 21, 1992.

     10.2 (3) Amendment to lease, between the Company and Sycamore/San Diego Investors, dated June 22, 1992.

     10.3 (1) Sublicense Agreement for RGD-Containing Engineered Protein Polymers, with exhibit attached, dated October 1, 1991, between the Company and Telios Pharmaceuticals, Inc.

     10.4 (1) 1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

     10.5 (4) 1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

     10.6 (1)       Form of Employee's Proprietary Information and Inventions
                    Agreement.

     10.7 (1)       Form of Consulting Agreement.

     10.8 (1)       Form of Indemnification Agreement.

     10.9 (4) License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

     10.10 (5)      Replacement ProNectin F License Agreement between Cellco,
                    Inc. and the Company, dated February 15, 1995.

     10.11 (6)      License and Development Agreement between the Company and
                    Ethicon, Inc., dated September 14, 1995.

     10.12 (6)      Supply Agreement between the Company and Ethicon, Inc.,
                    dated September 14, 1995.

     10.13 (6)      Escrow Agreement between Protein Polymer Technologies, Inc.
                    and Ethicon, Inc., dated September 14, 1995.

     10.14 (6)      Amended and Restated Registration Rights Agreement dated
                    September 14, 1995 among the Company and the holders of its Series D Preferred Stock.

     10.15 (6)      Securities Purchase Agreement related to the sale of the
                    Company's Series D Preferred Stock.

     10.16 (6)      Form of Warrant to Purchase Common Stock issued in
                    connection with the Series D Preferred Stock.

     10.17 (7)      Letter Agreement dated as of October 4, 1996 between the
                    Company and MBF I, LLC ("MBF") relating to the provision of consulting and advisory services.

     10.18 (7)      Form of Warrant with respect to a warrant for 50,000 shares issued to MBF, and to be used with respect to additional warrants which may be issued to MBF.

     10.19 (7)      Registration Rights Agreement dated as of October 4, 1996
                    between the Company and MBF.

     10.20 (7)      Letter Agreement dated December 9, 1996 between the Company and Ethicon, Inc. with respect to an extension of the License and Development Agreement between them dated
                    September 14, 1995.

     10.21 (7)      Securities Purchase Agreement dated as of January 6, 1997
                    among the Company and the investors named therein relating to the sale and purchase of 1,904,000 shares of the Company's common stock.

     10.22 Lease, with exhibits, dated March 1, 1996 between the Company and Sycamore/San Diego Investors.

     10.23 Second Amendment to Lease between the Company and Sycamore/San Diego Investors, dated March 1, 1996.

     10.24          1996 Non-Employee Directors' Stock Option Plan.

     10.25 Employment Agreement, dated as of November 1, 1996, between the Company and J. Thomas Parmeter.

     10.26 Employment Agreement, dated as of November 1, 1996, between the Company and John E. Flowers.

     10.27 Employment Agreement, dated as of November 1, 1996, between the Company and Joseph Cappello.

     10.28 Employment Agreement, dated as of November 1, 1996, between the Company and Franco A. Ferrari.

     10.29 Employment Agreement, dated as of November 1, 1996, between the Company and Erwin R. Stedronsky.

     10.30 Employment Agreement, dated as of November 1, 1996, between the Company and Aron P. Stern.

     23.1           Consent of Ernst & Young LLP, Independent Auditors.

     27             Financial Data Schedule


  (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43875) filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, 2, 3 and 4 thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992,
       respectively.

  (2) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended March 31, 1992, as filed with the Commission on May 14, 1992.

  (3) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, as filed with the Commission on November 13, 1992.

  (4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 31, 1993.

  (5) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, as filed with the Commission on March 30, 1995.

  (6) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on October 24, 1995.

  (7) Incorporated by reference to Registrant's current Report on Form 8-K, as filed with the Commission on January 7, 1997.


(b)       Reports on Form 8-K.

          None.

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROTEIN POLYMER TECHNOLOGIES, INC.


March 17, 1997                            By /S/  J. THOMAS PARMETER
                                             -----------------------
                                             J. Thomas Parmeter
                                             Chairman of the Board, Chief
                                             Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity                               Date
---------                    --------                               ----
/S/  J. THOMAS PARMETER      Chairman of the Board, Chief       March 17, 1997
-----------------------      Executive Officer, President
J. Thomas Parmeter

/S/  ARON P. STERN           Vice President, Chief Financial    March 17, 1997
------------------           Officer (Principal Accounting
Aron P. Stern                Officer)

/S/  EDWARD E. DAVID         Director                           March 17, 1997
--------------------
Edward E. David

/S/  PHILIP J. DAVIS         Director                           March 17, 1997
--------------------
Philip J. Davis

/S/  EDWARD J. HARTNETT      Director                           March 17, 1997
-----------------------
Edward J. Hartnett

/S/  BRENT R. NICKLAS        Director                           March 17, 1997
---------------------
Brent R. Nicklas

/S/  BERTRAM I. ROWLAND      Director                           March 17, 1997
-----------------------
Bertram I. Rowland

/S/  RUSSELL T. STERN        Director                           March 17, 1997
---------------------
Russell T. Stern

/S/  GEORGE R. WALKER        Director                           March 17, 1997
---------------------
George R. Walker