Form 10QSB
period 1997-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1997-05-13
CIK 858155

PAGE

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
  For the transition period from ___________________ to ____________________

                       Commission file number 0-19724



                     PROTEIN POLYMER TECHNOLOGIES, INC.
      (Exact name of small business issuer as specified in its charter)


            Delaware                                   33-0311631
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

              10655 Sorrento Valley Road, San Diego, CA  92121
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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of April 30, 1997, 9,141,228
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

================================================================================

PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                 FORM 10-QSB

                                    INDEX



                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed Balance Sheets -
 March 31, 1997 and December 31, 1996...........................   3

Condensed Statements of Operations -
 For the Three Months ended
  March 31, 1997 and 1996.......................................   4

Condensed Statements of Cash Flows -
 For the Three Months ended
  March 31, 1997 and 1996.......................................   5

Notes to Condensed Financial Statements.........................   6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations......   7


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................   9

            Signature...........................................  10



                                       2
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                           Condensed Balance Sheets



                                              March 31,         December 31,
                                                1997                1996
                                            ____________        ____________
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $    661,939        $    267,357
  Short-term investments                       4,329,113             993,042
  Accounts receivable                             56,922              20,448
  Inventory                                       15,204              20,694
  Other current assets                            53,625              36,113
                                            ____________        ____________
Total current assets                           5,116,803           1,337,654

Deposits                                          30,479              22,257
Deferred offering costs                                -              17,356
Equipment and leasehold improvements, net        386,827             369,314
                                            ____________        ____________

                                            $  5,534,109        $  1,746,581
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    171,222        $    251,321
  Accrued employee benefits                      134,078             117,612
  Other accrued expenses                         100,173              53,525
  Deferred revenue                                95,750              75,000
                                            ____________        ____________
Total current liabilities                        501,223             497,458

Stockholders' equity:
  Series D convertible preferred stock,
   $.01 par value, 71,600 shares
   authorized,49,187 shares issued and
   outstanding at March 31, 1997 and
   December 31, 1996, respectively -
   liquidation preference $4,918,700           4,764,745           4,764,745
  Common stock, $.01 par value, 25,000,000
   shares authorized, 9,141,228 and
   7,233,228 shares issued and outstanding
   at March 31, 1997 and December 31, 1996,
   respectively                                   91,412              72,333
  Additional paid-in capital                  20,224,905          15,619,282
  Accumulated deficit                        (20,084,593)        (19,207,237)
                                            ____________        ____________
Total stockholders' equity                     4,996,469           1,249,123
                                            ____________        ____________

                                            $  5,534,109        $  1,746,581
                                            ============        ============


See accompanying notes.


                                       3
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Operations



                                              Three months ended March 31,
                                                1997                1996
                                            ____________        ____________
                                                       (unaudited)
 Revenues:
  Contract revenue                           $   137,250         $         -
  Interest income                                 62,445              20,955
  Product and other income                        18,604              15,514
                                            ____________        ____________
Total revenues                                   218,299              36,469

Expenses:
  Cost of sales                                   11,888               6,214
  Research and development                       638,929             447,162
  Selling, general and administrative            428,588             310,349
  Royalties                                       16,250              16,250
                                            ____________        ____________
Total expenses                                 1,095,655             779,975
                                            ____________        ____________

Net loss                                        (877,356)           (743,506)

Undeclared dividends on preferred stock          121,282             122,295
                                            ____________        ____________

Net loss applicable to common shareholders   $  (998,638)        $  (865,801)
                                            ============        ============

Net loss per common share                    $     (0.11)        $     (0.15)
                                            ============        ============
Shares used in computing
 net loss per common share                     9,035,106           5,866,898
                                            ============        ============


See accompanying notes.


                                       4
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Cash Flows



                                               Three months ended March 31,
                                                1997                1996
                                            ____________        ____________
                                                       (unaudited)
OPERATING ACTIVITIES
Net loss                                    $   (877,356)       $   (743,506)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                   36,289              28,101
  Changes in assets and liabilities:
    Inventory                                      5,490               1,935
    Deposits                                      (8,222)             (1,150)
    Deferred offering costs                       17,356                   -
    Other current assets                         (53,986)            (23,817)
    Accounts payable                             (80,099)             46,837
    Accrued employee benefits                     16,466               7,067
    Other accrued expenses                        46,648             (19,778)
    Deferred revenue                              20,750                   -
                                            ____________        ____________

Net cash used for operating activities          (876,664)           (704,311)

INVESTING ACTIVITIES
Purchase of equipment and improvements           (15,207)            (63,157)
Short-term investments                        (3,336,071)            650,000
                                            ____________        ____________
Net cash provided by (used for)
 investing activities                         (3,351,278)            586,843

FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock            4,624,702             281,160
Payment on capital lease obligations              (2,178)                  -
                                            ____________        ____________

Net cash provided by financing activities      4,622,524             281,160
                                            ____________        ____________

Net increase in cash and cash equivalents        394,582             163,692

Cash and cash equivalents at beginning
 of the period                                   267,357             471,296
                                            ____________        ____________
Cash and cash equivalents at end
 of the period                              $    661,939        $    634,988
                                            ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                               $        472        $          -
Equipment financed by capital leases        $     38,595        $          -


See accompanying notes.


                                       5
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                   Notes to Condensed Financial Statements
                                  (Unaudited)

                                March 31, 1997


1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.


2.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize accumulated dividends on the Company's Series D Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

3.  Accounting Standards on Earnings Per Share

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997.
 At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to be material.

4.  Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of March 31, 1997 is sufficient to meet its anticipated capital requirements until July 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities.
 If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.

5.  Subsequent Event

A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest will accrue at the annual rate of 8% on
the unpaid principal balance.   All remaining principal and accrued interest
thereon is to be paid to the Company in full by April 16, 1998.


                                       6
PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General Overview

Protein Polymer Technologies, Inc. is a development-stage biotechnology company engaged in the research, development and production of proprietary protein-based biomaterials. Since 1992 the Company has focused on medical uses for its materials, primarily for the surgical repair markets: tissue adhesives and sealants; wound healing; tissue augmentation; surgical adhesion barriers; and drug delivery devices. The Company has also developed technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications, including cardiovascular and stent products and contact lenses. The Company has been unprofitable to date, and has an accumulated deficit of $20,085,000.

In September 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's tissue adhesives and sealants program. To date the Company has received $1.6 million in contractual payments from Ethicon as reimbursements for ongoing program research and development efforts. The Company's intended strategy with most of its other programs is to enter into product development agreements with additional medical product marketing and distribution companies.

In early January 1997 the Company received $4.76 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing;
the registration was declared effective on January 24, 1997.

Results of Operations

Contract research revenue for the three months ended March 31, 1997 totaled $137,000, compared to no revenue for the same period in 1996. The revenue represents contractual payments from Ethicon related to the Company's tissue adhesives and sealants program.

Interest income was $62,000 for the three months ended March 31, 1997, versus $21,000 for the same period in 1996. The increase resulted from additional cash available for investing received from the sale of common stock in a private placement.

For the three months ended March 31, 1997 and 1996, sales and license fees from the Company's ProNectin(R) F product line were $19,000 and $16,000, respectively. The increase was due to reorders into the distributor pipeline.

Cost of sales was $12,000 for the three months ended March 31, 1997, compared to $6,000 for the same period in 1996. The increase related primarily to the mix of product sold. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. were $16,000 for each of the three month periods ended March 31, 1997 and 1996.

Research and development expenses for the three months ended March 31, 1997 were $639,000, compared to $447,000 for the same period in 1996, a 43% increase. The increase was primarily attributable to expanded efforts related to the tissue adhesives program, including preparation for Good Laboratory Practices ("GLP") laboratory testing and materials manufacturing capabilities, as required by the Food and Drug Administration. The Company expects that its research and development expenses will continue to increase over time to the extent its projects are successfully progressing and additional capital is obtained.


                                       7
PAGE

Selling, general and administrative expenses for the three months ended March 31, 1997 were $429,000, as compared to $310,000 for the same period in 1996, a 38% increase. This increase was primarily due to additional patent, legal and insurance expenses and expanded investor relations efforts. The Company expects its selling, general and administrative expenses to continue to increase as support for its research and development efforts require and to the extent additional capital is raised.

For the three months ended March 31, 1997, the Company recorded a net loss applicable to common shareholders of $999,000, or $.11 per share compared to a loss of $866,000, or $.15 per share for the same period in 1996. Also included in each of the three month periods of 1997 and 1996 was $121,000 and $122,000, respectively, for undeclared dividends related to the Company's preferred stock.

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

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $4,991,000 as compared to $1,260,000 at December 31, 1996. As of March 31, 1997, the Company had working capital of $4,612,000, compared to $840,000 at December 31, 1996. In early January 1997 the Company received $4.76 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share.

The Company had long-term debt obligations as of March 31, 1997 of $36,000 in the form of capital lease obligations, versus no such obligation as of December 31, 1996. For the three months ending March 31, 1997, the Company's expenditures for capital equipment and leasehold improvements totaled $54,000, compared with $63,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to achieve GLP compliance for laboratory testing and materials manufacturing requirements. The Company may enter into additional capital lease arrangements, if available or under appropriate terms and timing.

The Company believes its existing available cash and short-term investments as of March 31, 1997 will be sufficient to meet its anticipated capital requirements until July 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and manufacturing activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.


                                       8
PAGE

PART II.  OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits:

Exhibit
 Number            Description

  27               Financial Data Schedule


b.  Reports on Form 8-K:

None.


                                        9
PAGE

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROTEIN POLYMER TECHNOLOGIES, INC.



Date:  May 9, 1997                     By:  /s/  J. Thomas Parmeter
     _______________                      __________________________________
                                          J. Thomas Parmeter
                                          Chairman of the Board, Chief
                                          Executive Officer, President



Date:  May 9, 1997                     By:  /s/  Aron P. Stern
     _______________                      __________________________________
                                          Aron P. Stern
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer


                                      10
PAGE

                                EXHIBIT INDEX



Exhibit                                   Sequentially
Number     Description                    Numbered Page


  27       Financial Data Schedule             12




                                      11
PAGE