Form 10QSB
period 1997-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1997-08-14
CIK 858155

PAGE

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of August 13, 1997, 9,170,140
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

================================================================================

PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                 FORM 10-QSB

                                    INDEX



                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed Balance Sheets -
 June 30, 1997 and December 31, 1996............................   3

Condensed Statements of Operations -
 For the Three and Six Months Ended
  June 30, 1997 and 1996........................................   4

Condensed Statements of Cash Flows -
 For the Six Months Ended
  June 30, 1997 and 1996........................................   5

Notes to Condensed Financial Statements.........................   6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations......   7


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders   10

Item 6.     Exhibits and Reports on Form 8-K....................  10

            Signature...........................................  11



                                       2
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                           Condensed Balance Sheets

                                              June 30,         December 31,
                                                1997                1996
                                            ____________        ____________
ASSETS                                       (Unaudited)
Current assets:
  Cash and cash equivalents                 $    520,854        $    267,357
  Short-term investments                       3,158,443             993,042
  Interest receivable                             79,235              20,448
  Inventory, net                                  10,167              20,694
  Other current assets                           184,049              36,113
                                            ____________        ____________
Total current assets                           3,952,748           1,337,654

Deposits                                          38,479              22,257
Deferred offering costs                                -              17,356
Equipment and leasehold improvements, net        530,081             369,314
                                            ____________        ____________
                                            $  4,521,308        $  1,746,581
                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    360,399        $    251,321
  Accrued employee benefits                      139,980             117,612
  Other accrued expenses                          82,197              53,525
  Deferred revenue                                75,000              75,000
                                            ____________        ____________
Total current liabilities                        657,576             497,458

Long-term portion capital leases                  33,894                   -

Stockholders' equity:
  Series D convertible preferred stock,
   $.01 par value, 71,600 shares
   authorized,49,187 shares issued and
   outstanding at June 30, 1997 and
   December 31, 1996, respectively -
   liquidation preference $4,918,700           4,764,745           4,764,745
  Common stock, $.01 par value, 25,000,000
   shares authorized, 9,153,048 and
   7,233,228 shares issued and outstanding
   at June 30, 1997 and December 31, 1996,
   respectively                                   91,531              72,333
  Additional paid-in capital                  20,238,721          15,619,282
  Accumulated deficit                        (21,265,159)        (19,207,237)
                                            ____________        ____________
Total stockholders' equity                     3,829,838           1,249,123
                                            ____________        ____________
                                            $  4,521,308        $  1,746,581
                                            ============        ============

See accompanying notes.

                                       3
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Operations



                                  Three Months                Six Months
                                 Ended June 30,             Ended June 30,
                               1997         1996          1997         1996
                            __________   __________    __________   __________
Revenues:
  Contract revenue         $    95,750  $   100,000   $   233,000  $   100,000
  Interest income               59,289       18,102       121,734       39,057
  Product and other income      15,300        9,010        33,904       24,524
                            __________   __________    __________   __________
Total revenues                 170,339      127,112       388,638      163,581


Expenses:
  Cost of sales                  6,033        5,670        17,921       11,885
  Research and development     777,296      461,107     1,416,225      908,269
  Selling, general and
    administrative             561,326      356,806       989,914      667,155
  Royalties                      6,250        6,250        22,500       22,500
                            __________   __________    __________   __________
Total expenses               1,350,905      829,833     2,446,560    1,609,809
                            __________   __________    __________   __________

Net loss                    (1,180,566)    (702,721)   (2,057,922)  (1,446,228)

Undeclared dividends on
  preferred stock              122,630      122,295       243,912      244,590
                            __________   __________    __________   __________

Net loss applicable to
  common shareholders      $(1,303,196) $  (825,016)  $(2,301,834) $(1,690,818)
                           ===========  ===========   ===========  ===========

Net loss per common share  $     (0.14) $     (0.13)  $     (0.25) $     (0.27)
                           ===========  ===========   ===========  ===========

Shares used in computing
  loss per common share      9,148,593    6,454,777     9,092,163    6,160,837
                           ===========  ===========   ===========  ===========

See accompanying notes.


                                       4
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Cash Flows


                                                Six months ended June 30,
                                                1997                1996
                                            ____________        ____________
                                                       (unaudited)
OPERATING ACTIVITIES
Net loss                                    $ (2,057,922)       $ (1,446,228)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                   76,572              55,098
  Changes in assets and liabilities:
    Inventory                                     10,527               3,324
    Deposits                                     (16,222)               (800)
    Deferred offering costs                       17,356                   -
    Other current assets                        (206,723)           (331,798)
    Accounts payable                             109,078             (14,636)
    Accrued employee benefits                     22,368              12,039
    Other accrued expenses                        28,672             (16,325)
                                            ____________        ____________
Net cash used for operating activities        (2,016,294)         (1,739,326)

INVESTING ACTIVITIES
Purchase of equipment and improvements          (198,744)            (35,311)
Short-term investments                        (2,165,401)          1,340,000
                                            ____________        ____________
Net cash provided by (used for)
 investing activities                         (2,364,145)          1,304,689

FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock            4,638,637           1,093,939
Payment on capital lease obligations              (4,701)                  -
                                            ____________        ____________
Net cash provided by financing activities      4,633,936           1,093,939
                                            ____________        ____________

Net increase in cash and cash equivalents        253,497             659,302

Cash and cash equivalents at beginning
 of the period                                   267,357             471,296
                                            ____________        ____________
Cash and cash equivalents at end
 of the period                              $    520,854        $  1,130,598
                                            ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                               $      1,824        $          -
Equipment financed by capital leases        $     38,595        $          -

See accompanying notes.

                                       5
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                   Notes to Condensed Financial Statements
                                 (Unaudited)

                                June 30, 1997

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

4.  Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of June 30, 1997 is sufficient to meet its anticipated capital requirements until June 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.


                                       6
PAGE

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996.

General Overview

Protein Polymer Technologies, Inc. is a development-stage biotechnology company engaged in the research, development and production of proprietary protein-based biomaterials. Since 1992 the Company has focused on medical uses for its materials, primarily for the surgical repair markets: surgical adhesives and sealants, soft tissue augmentation, wound healing and tissue engineering, surgical adhesion barriers and drug delivery devices. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications, including cardiovascular products and contact lenses. The Company has been unprofitable to date, and has an accumulated deficit of $21,265,000.

In September 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's surgical adhesives and sealants program. To date the Company has received $1.7 million in contractual payments from Ethicon as reimbursements for ongoing program research and development efforts. The Company's intended strategy with most of its other programs is to enter into product development agreements with additional medical product marketing and distribution companies.

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

Results of Operations

Contract research revenue for the three months ended June 30, 1997 totaled $96,000, compared to $100,000 revenue for the same period in 1996. For the six month period ended June 30, 1997 these revenues were $233,000, compared to $100,000 for the same period in 1996. The revenue represents contractual payments from Ethicon related to the Company's surgical adhesives and sealants program.

                                        7
PAGE

Interest income was $59,000 for the three months ended June 30, 1997, versus $18,000 for the same period in 1996. For the six month period ended June 30, 1997 interest income was $122,000, compared to $39,000 for the same period in 1996. The increase in income resulted from additional cash made available for investing from the sale of common stock in a private placement during January 1997.

For the three months ended June 30, 1997 and 1996, sales from the Company's ProNectin(R) F product line were $15,000 and $9,000, respectively. For the six month period ended June 30, 1997 these product sales were $34,000, compared to $25,000 for the same period in 1996. The increases were due to reorders into the distributor pipeline.

Cost of sales was $6,000 for the three months ended June 30, 1997, compared to $6,000 for the same period in 1996. For the six month period ended June 30, 1997 these expenses were $18,000, compared to $12,000 for the same period in 1996. The increases related primarily to the mix of product sold. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. were $6,000 for each of the three month periods ended June 30, 1997 and 1996. These expenses were $23,000 for each of the six month periods ended June 30, 1997 and 1996.

Research and development expenses for the three months ended June 30, 1997 were $777,000, compared to $461,000 for the same period in 1996, a 69% increase. For the six month period ended June 30, 1997 these expenses were $1,416,000, compared to $908,000 for the same period in 1996, a 56% increase. These increases were primarily attributable to expanded efforts related to the Company's surgical adhesives and sealants program and the soft tissue augmentation program, including preparation for Good Laboratory Practices ("GLP") materials manufacturing and testing capabilities, as required by the Food and Drug Administration before entering clinical trials. The Company expects that its research and development expenses will continue to increase over time to the extent its programs are successfully progressing and additional capital is obtained.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $561,000, as compared to $357,000 for the same period in 1996, a 57% increase. For the six month period ended June 30, 1997 these expenses were $990,000, compared to $667,000 for the same period in 1996, a 48% increase. These increases were primarily due to additional patent, legal and insurance expenses and expanded investor relations efforts. The Company expects its selling, general and administrative expenses to continue to increase as support for its research and development efforts require and to the extent additional capital is raised.

For the three months ended June 30, 1997, the Company recorded a net loss applicable to common shareholders of $1,303,000, or $.14 per share, compared to a loss of $825,000, or $.13 per share for the same period in 1996. For the six month period ended June 30, 1997 the net loss applicable to common shareholders was $2,302,000, or $.25 per share, compared to a loss of $1,691,000, or $.27 per share for the same period in 1996. Included in the net loss figures for each of the three and six month periods of 1997 and 1996 were undeclared dividends related to the Company's preferred stock.

                                        8
PAGE

The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's product development, manufacturing and business development activities. The Company's results depend on its ability to generate product and contract revenues, establish and maintain strategic alliances, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and seeking various regulatory approvals, patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $3,679,000 as compared to $1,260,000 at December 31, 1996. As of June 30, 1997, the Company had working capital of $3,295,000, compared to $840,000 at December 31, 1996. In early January 1997 the Company received $4.76 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share.

The Company had long-term debt obligations as of June 30, 1997 of $34,000 in the form of capital lease obligations, versus no such obligation as of December 31, 1996. For the six months ending June 30, 1997, the Company's expenditures for capital equipment and leasehold improvements totaled $199,000, compared with $35,000 for the same period last year. The Company is expecting to continue increasing its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to achieve GLP compliance for laboratory testing and materials manufacturing requirements. The Company may enter into additional capital lease arrangements, if available or under appropriate terms and timing.

The Company believes its existing available cash and short-term investments as of June 30, 1997 will be sufficient to meet its anticipated capital requirements until June 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and manufacturing activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.


                                        9
PAGE

                         PART II.  OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Meeting of Stockholders was held on April 25, 1997. Proposals voted upon and the results of voting were as follows:

(1)     Proposal to approve the Company's 1996 Employee Stock Purchase Plan.

        Votes for:            4,678,394
        Votes against:           87,843
        Abstentions:             60,925
        Broker non-votes:     2,040,050

(2) Proposal to approve ratification of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 1997.

        Votes for:            6,827,392
        Votes against:           19,345
        Abstentions:             20,475


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits:

     Exhibit
     Number     Description

       27       Financial Data Schedule


b.   Reports on Form 8-K

     None.


                                       10
PAGE

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROTEIN POLYMER TECHNOLOGIES, INC.



Date:  August 13, 1997                 By:  /s/  J. Thomas Parmeter
      _________________                   __________________________________
                                          J. Thomas Parmeter
                                          Chairman of the Board, Chief
                                          Executive Officer, President



Date:  August 13, 1997                 By:  /s/  Aron P. Stern
      _________________                   __________________________________
                                          Aron P. Stern
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer


                                      11
PAGE

EXHIBIT INDEX



Exhibit                                                    Sequentially
Number      Description                                    Numbered Page
________    ___________________________________________    _____________

  27        Financial Data Schedule                             13


                                      12
PAGE