Form 10QSB
period 1997-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1997-11-13
CIK 858155

PAGE

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of October 30, 1997, 10,413,598
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

================================================================================
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                 FORM 10-QSB

                                    INDEX



                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed Balance Sheets -
 September 30, 1997 and December 31, 1996.......................   3

Condensed Statements of Operations -
 For the Three and Nine Months Ended
  September 30, 1997 and 1996...................................   4

Condensed Statements of Cash Flows -
 For the Nine Months Ended
  September 30, 1997 and 1996...................................   5

Notes to Condensed Financial Statements.........................   6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations......   7


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...................................  10

Item 4.     Submission of Matters to a Vote of Security Holders.  10

Item 6.     Exhibits and Reports on Form 8-K....................  10

            Signature...........................................  11



                                       2
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                           Condensed Balance Sheets


                                             September 30,       December 31,
                                                 1997                1996
                                             ____________        ____________
ASSETS                                        (Unaudited)
Current assets:
 Cash and cash equivalents                   $    188,644        $    267,357
 Short-term investments                         2,300,000             993,042
 Interest receivable                               58,936              20,448
 Inventory, net                                     5,552              20,694
 Other current assets                             238,984              36,113
                                             ____________        ____________
Total current assets                            2,792,116           1,337,654

Deposits                                           38,479              22,257
Deferred offering costs                                 -              17,356
Equipment and leasehold improvements, net         624,932             369,314
                                             ____________        ____________
                                             $  3,455,527        $  1,746,581
                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $    271,353        $    251,321
 Accrued employee benefits                        148,758             117,612
 Other accrued expenses                            53,004              53,525
 Deferred revenue                                  75,000              75,000
 Current portion capital lease obligations         56,926                   -
                                             ____________        ____________
Total current liabilities                         605,041             497,458

Long-term portion capital lease obligations       151,240                   -

Stockholders' equity:
 Series D convertible preferred stock,
  $.01 par value, 71,600 shares authorized,
  28,214 and 49,187 shares issued and
  outstanding at September 30, 1997 and
  December 31, 1996, respectively -
  liquidation preference $2,821,400             2,667,404           4,764,745
 Common stock, $.01 par value, 25,000,000
  shares authorized, 10,413,598 and
  7,233,228 shares issued and outstanding
  at September 30, 1997 and December 31,
  1996, respectively                              104,136              72,333
 Additional paid-in capital                    22,765,996          15,619,282
 Accumulated deficit                          (22,838,290)        (19,207,237)
                                             ____________        ____________
Total stockholders' equity                      2,699,246           1,249,123
                                             ____________        ____________
                                             $  3,455,527        $  1,746,581
                                             ============        ============

See accompanying notes.

                                       3
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Operations



                                  Three Months                Nine Months
                               Ended September 30,        Ended September 30,
                               1997         1996          1997         1996
                            __________   __________    __________   __________
Revenues:
 Contract revenue          $    91,510  $   310,000   $   324,510  $   410,000
 Interest income                41,151       26,206       162,885       65,263
 Product and other income       27,840       21,140        61,744       45,664
                            __________   __________    __________   __________
Total revenues                 160,501      357,346       549,139      520,927


Expenses:
 Cost of sales                   5,380        7,994        23,301       19,878
 Research and development      835,844      544,146     2,252,069    1,452,415
 Selling, general and
  administrative               463,817      394,482     1,453,731    1,061,637
 Royalties                       6,250        6,250        28,750       28,750
                            __________   __________    __________   __________
Total expenses               1,311,291      952,872     3,757,851    2,562,680
                            __________   __________    __________   __________

Net loss                    (1,150,799)    (595,526)   (3,208,712)  (2,041,753)

Undeclared accumulated
 and/or paid dividends on
 preferred stock               117,657      123,639       361,569      368,228
                            __________   __________    __________   __________

Net loss applicable to
 common shareholders       $(1,268,447) $  (719,165)  $(3,570,281) $(2,409,981)
                           ===========  ===========   ===========  ===========

Net loss per common share  $     (0.14) $     (0.10)  $     (0.39) $     (0.37)
                           ===========  ===========   ===========  ===========

Shares used in computing
 net loss per common share   9,332,156    7,008,171     9,173,040    6,445,343
                           ===========  ===========   ===========  ===========

See accompanying notes.


                                       4
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                      Condensed Statements of Cash Flows


                                              Nine Months ended September 30,
                                                 1997                1996
                                             ____________        ____________
                                                        (unaudited)
OPERATING ACTIVITIES
Net loss                                     $ (3,208,712)       $ (2,041,753)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                   124,166              84,265
  Changes in assets and liabilities:
   Inventory                                       15,142               9,383
   Deposits                                       (16,222)               (800)
   Interest receivable                            (38,488)              3,639
   Other current assets                          (202,871)            (28,946)
   Accounts payable                                20,032              67,129
   Accrued employee benefits                       31,146               9,858
   Deferred revenue                                     -             200,000
   Deferred offering costs                         17,356                   -
   Other accrued expenses                            (521)            (10,468)
                                             ____________        ____________
Net cash used for operating activities         (3,258,972)         (1,707,693)

INVESTING ACTIVITIES
Purchase of equipment and improvements           (164,192)            (96,907)
Short-term investments                         (1,306,958)            (18,042)
                                             ____________        ____________
Net cash used for investing activities         (1,471,150)           (114,949)

FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock             4,658,836           1,960,249
Payment on capital lease obligations               (7,427)                  -
                                             ____________        ____________
Net cash provided by financing activities       4,651,409           1,960,249
                                             ____________        ____________

Net increase (decrease) in cash and cash
 equivalents                                      (78,713)            137,607

Cash and cash equivalents at beginning
 of the period                                    267,357             471,296
                                             ____________        ____________
Cash and cash equivalents at end
 of the period                               $    188,644        $    608,903
                                             ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                $      3,074        $          -
Equipment financed by capital leases         $    215,592        $          -
Preferred stock converted to common stock    $  2,097,341        $          -

See accompanying notes.

                                       5
PAGE

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                   Notes to Condensed Financial Statements
                                 (Unaudited)

                              September 30, 1997

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

4.	Capital Lease Financing

In August 1997 the Company entered into a capital equipment lease line agreement with Transamerica Business Credit initially for up to $400,000 of laboratory and manufacturing equipment. During September the Company financed $177,000 of laboratory equipment on a 42 month term.

5.	Series D Preferred Stock Conversion

On September 14, 1997 the two year lock-up on conversion of the Company's Series D Convertible Preferred Stock expired. Subsequently, on September 19, 1997 a group of Series D Preferred investors elected to convert 20,973 shares, plus accumulated dividends. The investors received a total of 1,240,458 shares of unregistered common stock. Per the terms of the investors' Stock Purchase Agreement, the Company will file for registration of these shares under Form S-3 of the Securities and Exchange Commission. There remain 28,214 shares of Series D Preferred Stock outstanding at September 30, 1997.


                                       6
PAGE

6.  Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and short-term investments as of September 30, 1997 is sufficient to meet its anticipated capital requirements until April 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to major portions of the Company's technology or potential products.


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

General Overview

Protein Polymer Technologies, Inc. is a development-stage biotechnology company engaged in the research, development and production of proprietary protein-based biomaterials. Since 1992 the Company has focused on medical uses for its materials, primarily for the surgical repair markets: surgical adhesives and sealants, soft tissue augmentation, wound healing and tissue engineering, surgical adhesion barriers and drug delivery devices. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications, including cardiovascular products and contact lenses. The Company has been unprofitable to date and has an accumulated deficit of $22,838,000.

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


                                        7
PAGE

Results of Operations

Contract research revenue for the three months ended September 30, 1997 totaled $92,000, compared to $310,000 in revenue for the same period in 1996. For the nine month period ended September 30, 1997 these revenues were $325,000, compared to $410,000 for the same period in 1996. The revenue represents contractual payments primarily from Ethicon related to the Company's surgical adhesives and sealants program.

Interest income was $41,000 for the three months ended September 30, 1997, versus $26,000 for the same period in 1996. For the nine month period ended September 30, 1997 interest income was $163,000, compared to $65,000 for the same period in 1996. The increase in income resulted from additional cash made available for investing from the sale of common stock in a private placement during January 1997.

For the three months ended September 30, 1997 and 1996, sales from the Company's ProNectin(R) product line were $28,000 and $21,000, respectively. For the nine month period ended September 30, 1997 these product sales were $62,000, compared to $46,000 for the same period in 1996. The increases were due to reorders from the distributors.

Cost of sales was $5,000 for the three months ended September 30, 1997, compared to $8,000 for the same period in 1996. For the nine month period ended September 30, 1997 these expenses were $23,000, compared to $20,000 for the same period in 1996. The variances related primarily to the mix of product sold. Royalty expenses paid to Stanford University and Telios Pharmaceuticals, Inc. were $6,000 for each of the three month periods ended September 30, 1997 and 1996. These expenses were $29,000 for each of the nine month periods ended September 30, 1997 and 1996.

Research and development expenses for the three months ended September 30, 1997 were $836,000, compared to $544,000 for the same period in 1996, a 54% increase. For the nine month period ended September 30, 1997 these expenses were $2,252,000, compared to $1,452,000 for the same period in 1996, a 55% increase. These increases were primarily due to expanded efforts in the Company's surgical adhesives and sealants program and the soft tissue augmentation program, including preparation for Good Laboratory Practices ("GLP") materials manufacturing and testing capabilities, as required by the Food and Drug Administration before entering clinical trials. The Company expects that its research and development expenses will continue to increase over time to the extent its programs are successfully progressing and additional capital is obtained.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $464,000, as compared to $394,000 for the same period in 1996, an 18% increase. For the nine month period ended September 30, 1997 these expenses were $1,454,000, compared to $1,062,000 for the same period in 1996, a 37% increase. These increases were primarily due to additional patent, legal and insurance expenses and expanded investor relations efforts. The Company expects its selling, general and administrative expenses to continue to increase as support for its research and development efforts require and to the extent additional capital is raised.


                                        8
PAGE

For the three months ended September 30, 1997, the Company recorded a net loss applicable to common shareholders of $1,268,000, or $.14 per share, compared to a loss of $719,000, or $.10 per share for the same period in 1996. For the nine month period ended September 30, 1997 the net loss applicable to common shareholders was $3,570,000, or $.39 per share, compared to a loss of $2,410,000, or $.37 per share for the same period in 1996. Included in the net loss figures for each of the three and nine month periods of 1997 and 1996 were undeclared and/or paid dividends related to the Company's preferred stock.

The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's product development, manufacturing and business development activities. The Company's results depend on its ability to generate product and contract revenues, and establish and maintain strategic alliances. Its results also depend on increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and seeking various regulatory approvals, patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $2,489,000 as compared to $1,260,000 at December 31, 1996. As of September 30, 1997, the Company had working capital of $2,244,000, compared to $840,000 at December 31, 1996. In early January 1997 the Company received $4.76 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share.

The Company had long-term debt obligations as of September 30, 1997 of $208,000 in the form of capital lease obligations, versus no such obligation as of December 31, 1996. For the nine months ending September 30, 1997, the Company's expenditures for capital equipment and leasehold improvements totaled $380,000 (including $216,000 financed by capital leases), compared with $97,000 for the same period last year. The Company is expecting to continue its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to achieve GLP compliance for laboratory testing and materials manufacturing requirements. In August 1997 the Company entered into a capital equipment lease line agreement for initially up to $400,000 with Transamerica Business Credit, and during September financed $177,000 of laboratory equipment on a 42 month term.

The Company believes its existing available cash and short-term investments as of September 30, 1997 will be sufficient to meet its anticipated capital requirements until April 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and manufacturing activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to major portions of the Company's technology or potential products.


                                        9
PAGE

                         PART II.  OTHER INFORMATION


Item 1.	LEGAL PROCEEDINGS

During September 1997 the Company reached an amicable settlement, without monetary payments, with certain persons who held Underwriter Unit Warrant Certificates.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


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


                                       PROTEIN POLYMER TECHNOLOGIES, INC.



Date:  November 11, 1997               By: /s/  J. Thomas Parmeter
      ___________________                  __________________________________
                                           J. Thomas Parmeter
                                           Chairman of the Board, Chief
                                           Executive Officer, President



Date:  November 11, 1997               By: /s/  Aron P. Stern
      ___________________                  __________________________________
                                           Aron P. Stern
                                           Vice President, Finance and
                                           Administration and Chief Financial
                                           Officer


                                      11
PAGE

EXHIBIT INDEX



Exhibit                                                    Sequentially
Number      Description                                    Numbered Page
________    ___________________________________________    _____________

  27        Financial Data Schedule                             13


                                      12
PAGE