Form 10KSB40/A
period 1996-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1998-02-05
CIK 858155

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                ---------------
                               ON FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from               to
                                   --------------    --------------

                        Commission file number 0-19724

                         PROTEIN POLYMER TECHNOLOGIES, INC.
      (Exact name of small business issuer as specified in its charter)

                Delaware                                 33-0311631
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

               10655 Sorrento Valley Road, San Diego, CA  92121
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (619) 558-6064

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, Redeemable Warrants
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                       _    __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]


The issuer's revenues for the most recent fiscal year were $755,751.

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 3, 1998 was $9,681,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 1998, 10,429,094 shares of common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement filed March 24, 1997 pursuant to Regulation 14A with respect to the Registrant's 1997 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:  Yes     No X
                                                    --     -

                                    PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Incorporated in 1988, Protein Polymer Technologies, Inc. ("Protein" or "the Company") has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of December 31, 1996 has an accumulated deficit of $19,207,000.

     The Company's medical product candidates for surgical repair and regeneration of tissues are in various stages of research and development. Its more advanced programs are in the areas of tissue adhesives and sealants, and tissues augmentation, where the Company is devoting over 90% of its scientific effort currently. The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes.

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

     On December 16, 1997, Ethicon elected to terminate the agreements with Protein, based upon Ethicon's determination that the timelines to clinical trials and to market were too lengthy to continue. Although Ethicon remains interested in this product opportunity, and will monitor our continued progress, the Company has decided to discuss the opportunity with other potential partners. Protein's relationship with Ethicon continues to remain good, and Johnson & Johnson subsidiaries are currently evaluating the Company's materials regarding other product opportunities. (See Note 5 - Research and Development Contracts and Royalties - in the Notes to Financial Statements elsewhere herein.)

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

    The Company believes its existing available cash, cash equivalents and short-term investments, including the equity capital received during the first week of January 1997, will be sufficient to meet its anticipated capital requirements until April 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and product marketing activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all available approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to relinquish rights to significant portions of the Company's technology or potential products.

Item 7.   Financial Statements


     Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a development stage company):

        Description                                                                   Page
        -----------                                                                   ----
        Report of Ernst & Young LLP, Independent Auditors...........................    F-2

        Balance Sheets at December 31, 1996 and 1995................................    F-3

        Statements of Operations for the years ended December 31, 1996, 1995
           and 1994 and the period July 6, 1988 (inception) to December 31, 1996....    F-4

        Statements of Stockholders Equity for the period July 6, 1988 (inception)
           to December 31, 1996.....................................................    F-5

        Statements of Cash Flows for the years ended December 31, 1996, 1995
           and 1994 and the period July 6, 1988 (inception) to December 31, 1996....    F-7

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

          As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating $19,207,237 and without additional financing, lacks sufficient working capital to fund operations through April 30, 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1996 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                           ERNST & YOUNG LLP

San Diego, California
January 30, 1997, except for paragraph 2 of Note 1, as to which the date is January 30, 1998

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                                Balance Sheets

                                                                                             December 31,
                                                                                         1996         1995
                                                                                     --------------------------
Assets
Current assets:
 Cash and cash equivalents (Note 2)                                                  $    267,357  $   471,296
 Short-term investments (Note 2)                                                          993,042    1,540,000
 Inventory, net                                                                            20,694       54,534
 Other current assets                                                                      56,561       48,277
                                                                                     --------------------------
Total current assets                                                                    1,337,654    2,114,107

 Deposits                                                                                  22,257       22,257
 Deferred offering costs                                                                   17,356            -
 Equipment and leasehold improvements, net (Note 1)                                       369,314      302,795
                                                                                     --------------------------

                                                                                     $  1,746,581  $  2,439,159
                                                                                     ==========================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                    $    251,321  $    157,971
 Accrued employee benefits                                                                117,612       101,284
 Other accrued expenses                                                                    53,525        51,598
 Deferred revenue                                                                          75,000             -
                                                                                     --------------------------
Total current liabilities                                                                 497,458       310,853

Commitments (Note 4)                                                                            -             -

Stockholders' equity (Note 3):
  Series D convertible preferred stock, $.01 par value, 71,600 shares authorized, 49,187 shares issued and outstanding at December 31,
    1996 and 1995, respectively - liquidation preference $4,918,700                     4,764,745     4,764,745
  Common stock, $.01 par value, 25,000,000 shares authorized,
    7,233,228 and 5,832,925 shares issued and outstanding at
    December 31, 1996 and 1995, respectively                                               72,333        58,330
  Additional paid-in capital                                                           15,619,282    13,648,036
  Deficit accumulated during development stage                                        (19,207,237)  (16,342,805)
                                                                                     --------------------------
Total stockholders' equity                                                              1,249,123     2,128,306
                                                                                     --------------------------

                                                                                     $  1,746,581  $  2,439,149
                                                                                     ==========================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)


                           Statements of Operations

                                                                                         For the period
                                                                                          July 6, 1988
                                                                                         (inception) to
                                                    Years ended December 31,             December 31,
                                              1996            1995           1994           1996
                                            ------------------------------------------------------------
Revenues:
  Contract revenue (Note 5)                  $   610,000    $   810,000    $   100,000    $  3,845,455
  Interest income                                 87,317         58,702         94,941         759,420
  Product and other income                        58,434        117,991        114,294         482,251
                                             ---------------------------------------------------------
Total revenues                                   755,751        986,693        309,235       5,087,126

Expenses:
  Cost of sales                                   47,364        124,824         56,843         249,380
  Research and development                     2,021,413      1,721,776      1,951,120      14,120,011
  Selling, general and administrative          1,516,406      1,329,497      1,511,631       9,440,926
  Royalties                                       35,000         35,000         35,000         230,171
                                             ---------------------------------------------------------
Total expenses                                 3,620,183      3,211,097      3,554,594      24,040,488
                                             ---------------------------------------------------------

Net loss                                      (2,864,432)    (2,224,404)    (3,245,359)    (18,953,362)
Undeclared and/or paid dividends on
 preferred stock                                (491,867)      (385,143)      (108,000)       (985,010)
                                             ---------------------------------------------------------
Net loss applicable to common
 shareholders                                $(3,356,299)   $(2,609,547)   $(3,353,359)   $(19,938,372)
                                             =========================================================

Net loss per common share                    $      (.51)   $      (.45)   $      (.58)
                                             =========================================

Shares used in computing net loss
 per common share                              6,638,814      5,831,446      5,830,925
                                             =========================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                      Statements of Stockholders' Equity

         For the period July 6, 1988 (inception) to December 31, 1996

                                                                             Common stock         Preferred stock
                                                                          -------------------   -------------------    Additional
                                                                           Shares     Amount     Shares     Amount   paid-in capital
                                                                          --------   --------   --------   --------  ---------------
  Issuance of common stock at $.01 per share for cash                      400,000    $ 4,000         --   $       --   $        --
  Issuance of common stock at $.62 per share for cash and receivables    1,116,245     11,162         --           --       681,838
  Receivables from sale of common stock                                         --         --         --           --            --
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1988                                             1,516,245     15,162         --           --       681,838
  Repayment of receivables from sale of common stock                            --         --         --           --            --
  Issuance of common stock at $.62 per share                               359,136      3,594         --           --       219,358
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1989                                             1,875,381     18,756         --           --       901,196
  Exercise of common stock options at $.01 per share for cash               60,000        600         --           --            --
  Issuance of common stock at $.68 per share for cash and compensation       5,000         50         --           --         3,350
  Common stock repurchased at $.01 per share for cash                      (25,000)      (250)        --           --            --
  Common stock issued at $.68 per share for cash and compensation           25,000        250         --           --        16,750
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1990                                             1,940,381     19,406         --           --       921,296
  Exercise of common stock options at $.68 per share for cash                5,000         50         --           --         3,350
  Exercise of warrants for common stock                                    483,755      4,837         --           --       295,493
  Conversion of notes payable to common stock                              339,230      3,391         --           --       508,414
  Conversion of notes payable to preferred stock                                --         --    278,326        2,783       553,869
  Issuance of preferred stock at $2.00 per share for cash, net of
   issuance costs                                                               --         --    400,000        4,000       703,475
  Issuance of warrants for cash                                                 --         --         --           --         3,000
  Issuance of warrants in connection with convertible notes payable             --         --         --           --        28,000
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1991                                             2,768,366     27,684    678,326        6,783     3,016,897
  Initial public offering at $6.50 per unit, net of issuance costs       1,667,500     16,676         --           --     8,911,024
  Conversion of Series B preferred stock into common stock in connection
   with initial public offering                                            678,326      6,783   (678,326)      (6,783)           --
  Conversion of Series A preferred stock into common stock at 1.13342
   per share                                                               713,733      7,137         --           --     1,717,065
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1992                                             5,827,925     58,280         --           --    13,644,986
  Exercise of common stock options at $.68 per share                         3,000         30         --           --         2,010
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1993                                             5,830,925     58,310         --           --    13,646,996
  Issuance of preferred stock at $100 per share for cash, net of
    issuance costs                                                              --         --     21,600    2,073,925            --
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1994                                             5,830,925     58,310     21,600    2,073,925    13,646,996
  Issuance of preferred stock at $100 per share for cash, net of
   issuance costs                                                               --         --     25,000    2,432,150            --
  Series C dividends paid in Series D preferred stock                           --         --      2,539      253,875            --
  Interest paid in Series D stock                                               --         --         48        4,795            --
  Exercise of common stock options at $.53 per share                         2,000         20         --           --         1,040
  Net loss                                                                      --         --         --           --            --
                                                                         ---------    -------    -------   ----------   -----------
Balance at December 31, 1995                                             5,832,925     58,330     49,187    4,764,745    13,648,036

                                                                              Deficit
                                                                            accumulated
                                                                              during         Receivables from
                                                                            development       sale of common    Total stockholders'
                                                                               stage              stock               equity
                                                                            -----------      ---------------    -----------------
  Issuance of common stock at $.01 per share for cash                      $        --                 --                4,000
  Issuance of common stock at $.62 per share for cash and receivables               --                 --              693,000
  Receivables from sale of common stock                                             --            (86,000)             (86,000)
  Net loss                                                                    (322,702)                --             (322,702)
                                                                           -----------          ---------          -----------
Balance at December 31, 1988                                                  (322,702)           (86,000)             288,298
  Repayment of receivables from sale of common stock                                --             86,000               86,000
  Issuance of common stock at $.62 per share                                        --                 --              222,952
  Net loss                                                                    (925,080)                --             (925,080)
                                                                           -----------          ---------          -----------
Balance at December 31, 1989                                                (1,247,782)                --             (327,830)
  Exercise of common stock options at $.01 per share for cash                       --                 --                  600
  Issuance of common stock at $.68 per share for cash and compensation              --                 --                3,400
  Common stock repurchased at $.01 per share for cash                               --                 --                 (250)
  Common stock issued at $.68 per share for cash and compensation                   --                 --               17,000
  Net loss                                                                  (1,501,171)                --           (1,501,171)
                                                                           -----------          ---------          -----------
Balance at December 31, 1990                                                (2,748,953)                --           (1,808,251)
  Exercise of common stock options at $.68 per share for cash                       --                 --                3,400
  Exercise of warrants for common stock                                             --                 --              300,330
  Conversion of notes payable to common stock                                       --                 --              511,805
  Conversion of notes payable to preferred stock                                    --                 --              556,652
  Issuance of preferred stock at $2.00 per share for cash, net of
   issuance costs                                                                   --                 --              707,475
  Issuance of warrants for cash                                                     --                 --                3,000
  Issuance of warrants in connection with convertible notes payable                 --                 --               28,000
  Net loss                                                                  (1,143,119)                --           (1,143,119)
                                                                           -----------          ---------          -----------
Balance at December 31, 1991                                                (3,892,072)                --             (840,708)
  Initial public offering at $6.50 per unit, net of issuance costs                  --                 --            8,927,700
  Conversion of Series B preferred stock into common stock in connection
   with initial public offering                                                     --                 --                   --
  Conversion of Series A preferred stock into common stock at 1.13342
   per share                                                                        --                 --            1,724,202
  Net loss                                                                  (3,481,659)                --           (3,481,659)
                                                                           -----------          ---------          -----------
Balance at December 31, 1992                                                (7,373,731)                --            6,329,535
  Exercise of common stock options at $.68 per share                                --                 --                2,040
  Net loss                                                                  (3,245,436)                --           (3,245,436)
                                                                           -----------          ---------          -----------
Balance at December 31, 1993                                               (10,619,167)                --            3,086,139
  Issuance of preferred stock at $100 per share for cash, net of
    issuance costs                                                                  --                 --            2,073,925
  Net loss                                                                  (3,245,359)                --           (3,245,359)
                                                                           -----------          ---------          -----------
Balance at December 31, 1994                                               (13,864,526)                --            1,914,705
  Issuance of preferred stock at $100 per share for cash, net of
   issuance costs                                                                   --                 --            2,432,150
  Series C dividends paid in Series D preferred stock                         (253,875)                --                   --
  Interest paid in Series D stock                                                   --                 --                4,795
  Exercise of common stock options at $.53 per share                                --                 --                1,060
  Net loss                                                                  (2,224,404)                --           (2,224,404)
                                                                           -----------          ---------          -----------
Balance at December 31, 1995                                               (16,342,805)                --            2,128,306

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                      Statements of Stockholders' Equity

         For the period July 6, 1988 (inception) to December 31, 1996

                                                                         Common stock                   Preferred stock
                                                                  ----------------------------------------------------------
                                                                     Shares        Amount            Shares        Amount
                                                                  ----------------------------------------------------------
 Exercise of common stock warrants at $1.25 per share               932,960      $ 9,330                  -    $        -
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs of $24,020                                        322,663        3,226                  -             -
 Exercise of common stock warrants at $1.00 per share                25,000          250                  -             -
 Exercise of common stock options                                   136,000        1,360                  -             -
 Stock repurchases                                                  (16,320)        (163)                 -             -
 Net loss                                                                 -            -                  -             -
                                                                  ----------------------------------------------------------
Balance at December 31, 1996                                      7,233,228      $72,333             49,187    $4,764,745
                                                                  ==========================================================
                                                                                    Deficit
                                                                                  accumulated
                                                                                    during    Receivables from
                                                                    Additional    development  sale of common   Total stockholders'
                                                                  paid-in capital    stage          stock             equity
                                                                  -----------------------------------------------------------------
 Exercise of common stock warrants at $1.25 per share             $ 1,156,870     $          -   $       _       $ 1,166,200
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs of $24,020                                          779,413                -           -           782,639
 Exercise of common stock warrants at $1.00 per share                  24,750                -           -            25,000
 Exercise of common stock options                                      91,650                -           -            93,010
 Stock repurchases                                                    (81,437)               -           -           (81,600)
 Net loss                                                                   -       (2,864,432)          -        (2,864,432)
                                                                  -----------------------------------------------------------------
Balance at December 31, 1996                                      $15,619,282     $(19,207,237)  $       -       $ 1,249,123
                                                                  =================================================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Cash Flows

                                                                                                     For the period
                                                                                                      July 6, 1988
                                                                                                     (inception) to
                                                         Years ended December 31,                      December 31,
                                                  1996          1995             1994                     1996
                                               ---------------------------------------------------------------------
Operating activities
Net loss                                       $(2,864,432)    $(2,224,404)   $(3,245,359)           $(18,953,362)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Stock issued for compensation                         -               -              -                  20,100
   Stock issued for interest                             -           4,795              -                   4,795
   Increase in inventory reserve                    20,717          50,805              -                  71,522
   Depreciation and amortization                   117,203         138,866        171,588               1,075,419
   Write-off of purchased technology                     -               -              -                 503,500
   Changes in assets and liabilities:
    Inventory                                       13,123         (63,173)       (36,006)                (92,216)
    Deposits                                             -           6,300         (6,300)                (22,257)
    Other current assets                            (8,284)         (8,770)        (3,061)                (56,561)
    Accounts payable                                93,350         (75,189)        82,052                 251,321
    Accrued employee benefits                       16,328          21,977         18,361                 117,612
    Other accrued expenses                           1,927         (32,320)        56,661                  53,525
    Deferred revenue                                75,000          (5,000)           834                  75,000
                                               ---------------------------------------------------------------------
Net cash used for operating activities          (2,535,068)     (2,186,113)    (2,961,230)            (16,951,602)

Investing activities
Purchase of technology                                   -               -              -                (570,000)
Purchase of equipment and improvements            (183,722)        (84,192)      (209,320)             (1,291,476)
Short-term investments                             546,958      (1,052,972)    (1,011,575)               (993,042)
                                               ---------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                        363,236      (1,137,164)       802,255              (2,854,518)

Financing activities
Net proceeds from issuance of warrants and
 sale of common stock                            1,985,249           1,060              -              11,843,051
Net proceeds from issuance and conversion
 of preferred stock                                      -       2,432,150      2,073,925               6,937,752
Proceeds from convertible notes and
 detachable warrants                                     -               -              -               1,068,457
Payment on note payable                                  -               -              -                 (92,750)
Proceeds from note payable                               -               -              -                 334,323
Deferred offering costs                            (17,356)              -              -                 (17,356)
                                               ---------------------------------------------------------------------
Net cash provided by financing activities        1,967,893       2,433,210      2,073,925              20,073,477

Net increase (decrease) in cash and cash
 equivalents                                      (203,939)       (890,067)       (85,050)                267,357
Cash and cash equivalents at beginning of
 the period                                        471,296       1,361,363      1,446,413                       -
                                               ---------------------------------------------------------------------
Cash and cash equivalents at end of the
 period                                        $   267,357     $   471,296    $ 1,361,363            $    267,357
                                               =====================================================================
Supplemental disclosures of cash flow
 information
Interest paid                                  $         -     $         -    $         -            $     63,473
Series D stock issued for Series C stock       $         -     $ 2,073,925    $         -            $  2,073,925
Series C dividends paid with Series D stock    $         -     $   253,875    $         -            $    253,875
                                               =====================================================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)


                         Notes to Financial Statements
                               December 31, 1996


1.   Organization and Significant Accounting Policies

Organization and business activities

Protein Polymer Technologies, Inc. (the "Company") was incorporated in Delaware on July 6, 1998. The Company was established for the purpose of designing, producing and marketing genetically engineered protein polymers for a variety of biomedical and specialty materials applications. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company's operations have been directed primarily toward developing business strategies, raising capital, exploring marketing channels, recruiting personnel, and research and development activities.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In January 1997 the Company received $4.76 million, before expenses of approximately $160,000, from a private placement of common stock to certain qualified institutions and individuals (see
Note 8. Subsequent Event, below). The Company believes that these funds, combined with its cash, cash equivalents and short-term investments of $1.26 million as of December 31, 1996, and anticipated contract revenues and interest income, will be sufficient to meet its anticipated capital requirements until April 1998. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.

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

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

1.  Organization and Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilites, the disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expense reported during the period. Actual results could differ form those estimates.

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

Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

                                                             December 31,
                                                           1996        1995
                                                        ----------------------
Laboratory equipment                                    $1,079,945  $  917,080
Office equipment                                           131,801     128,440
Leasehold Improvements                                      79,730      62,234
                                                        ----------------------
                                                         1,291,476   1,107,754
Less accumulated depreciation and amortization             922,162     804,959
                                                        ----------------------
                                                        $  369,314  $  302,795
                                                        ======================

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)


                   Notes to Financial Statements (continued)


2.   Investments

The following is a summary of the estimated fair value of available-for-sale securities by balance sheet classification:

                                                      December 31,
                                                    1996           1995
                                                 ------------------------
              Cash and cash equivalents:
                Commercial paper                  $250,000       $        -
                Money market funds                  17,357          471,296
                                                  -------------------------
                                                  $267,357       $  471,296
                                                  =========================

              Short-term investments:
                Commercial paper                  $908,042       $1,200,000
                U.S. Treasury obligations           85,000          340,000
                                                  -------------------------
                                                  $993,042       $1,540,000
                                                  =========================

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

Series C Preferred Stock

In July 1994 the Company received $2,160,000 form the sale of 21,600 shares of unregistered Series C Convertible Preferred Stock ("Series C Stock") to JJDC and certain investors. The terms of the sale were similar to those of the Company's Series D Stock.

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

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)


                   Notes to Financial Statements (continued)

3. Stockholders' Equity (continued)

The following table summarizes the Company's stock option activity:

                                             Years ended December 31,
                   ---------------------------------------------------------------------------
                             1996                      1995                      1994
                   -----------------------     --------------------       --------------------
                                  Weighted                 Weighted                   Weighted
                                   Average                  Average                    Average
                                  Exercise                 Exercise                   Exercise
                   Options          Price      Options       Price        Options       Price
                   -------        --------     -------     --------       --------    ----------
Outstanding -
 beginning of
 year                1,064,600      $ 0.90         910,600   $ 0.91         885,600     $ 1.40

  Granted              465,000      $ 2.27         183,500   $ 0.86          90,000     $ 0.82

  Exercised           (136,000)     $(0.68)         (2,000)  $(0.53)              -          -

  Forfeited                  -           -         (27,500)  $(0.93)        (65,000)    $(0.96)
                    ----------     -------      ----------  -------        --------     ------
Outstanding -
 end of year         1,393,600     $  1.38       1,064,600   $ 0.90         910,600      $0.91
                    ==========     =======      ==========  =======        ========     ======
Exercisable -
 end of year           732,100     $  1.08         714,500   $ 0.87         612,880     $ 0.84
                    ==========     =======      ==========  =======        ========     ======

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

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)


                   Notes to Financial Statements (continued)


     3.   Stockholders' Equity (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                                1996                 1995
                                            -----------------------------------
     Net loss as reported                    $(3,356,299)        $(2,609,547)

     Net loss per share as reported          $     (0.51)        $     (0.45)

     Net loss pro forma                      $(3,492,030)        $(2,632,144)

     Net loss per share pro forma                  (0.53)        $     (0.45)

     Weighted average fair value per share
       of options granted during the year    $      2.06         $      0.84

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

On December 16, 1997 Ethicon elected to terminate the agreements with the Company, based upon Ethicon's determination that the timelines to clinical trials and to market were too lengthy to continue. Although Ethicon remains interested in this product opportunity, and will monitor our continued progress, the Company has decided to discuss the opportunity with other potential partners. The Company's relationship with Ethicon continues to remain good, and Johnson & Johnson subsidiaries are currently evaluating the Company's materials regarding other product opportunities.

The management of the Company believes the technology is sufficiently advanced to be of interest to other potential partners, and has begun the process of determining which potential applications make the most sense to pursue. However, until the program is partnered, continued development efforts will be slowed to conserve available cash.

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

                                                      1996          1995
                                                  ----------------------------
Deferred tax assets:
 Net operating loss carryforwards                 $ 6,455,000   $ 5,343,000
 Research and development credits                     626,000       597,000
 Other                                                282,000       445,000
                                                  ----------------------------
Total deferred tax assets                           7,363,000     6,385,000
Valuation allowance for deferred tax assets        (7,363,000)   (6,385,000)
                                                  ----------------------------
Net deferred tax assets                           $         -   $         -
                                                  ============================

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

(a)(3)          Exhibits

                The following documents are included or incorporated by reference:



      Exhibit
      Number                           Description
      -------                          -----------
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

                                      18

10.6 (1)       Form of Employee's Proprietary Information and Inventions
               Agreement.

10.7 (1)       Form of Consulting Agreement.

10.8 (1)       Form of Indemnification Agreement.

10.9 (4) License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

10.10 (5)      Replacement ProNectin F License Agreement between Cellco, Inc.
               and the Company, dated February 15, 1995.

10.11 (6)      License and Development Agreement between the Company and
               Ethicon, Inc. dated September 14, 1995.

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

10.22 (8)      Lease, with exhibits, dated March 1, 1996 between the Company and
               Sycamore/San Diego Investors.

     10.23(8) Second Amendment to Lease between the Company and Sycamore/San Diego Investors, dated March 1, 1996.

     10.24(8)      1996 Non-Employee Directors' Stock Option Plan.

     10.25(8) Employment Agreement, dated as of November 1, 1996, between the Company and J. Thomas Parmeter.

     10.26(8) Employment Agreement, dated as of November 1, 1996, between the Company and John E. Flowers.

     10.27(8) Employment Agreement, dated as of November 1, 1996, between the Company and Joseph Cappello.

     10.28(8) Employment Agreement, dated as of November 1, 1996, between the Company and Franco A. Ferrari.

     10.29(8) Employment Agreement, dated as of November 1, 1996, between the Company and Erwin R. Stedronsky.

     10.30(8) Employment Agreement, dated as of November 1, 1996, between the Company and Aron P. Stern.

     23.1*         Consent of Ernst & Young LLP, Independent Auditors.

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

(8)  Previously filed.

* Filed herewith.

(b)       Reports on Form 8-K.

          None.

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROTEIN POLYMER TECHNOLOGIES, INC.


February 5, 1998                            By /s/ J. THOMAS PARMETER
                                               ---------------------------------
                                               J. Thomas Parmeter
                                               Chairman of the Board, Chief
                                               Executive Officer, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Capacity                                Date
---------                    --------                                ----

/s/ J. THOMAS PARMETER       Chairman of the Board, Chief       February 5, 1998
------------------------     Executive Officer, President
J. Thomas Parmeter


/s/ ARON P. STERN            Vice President, Chief Financial    February 5, 1998
------------------------     Officer (Principal Accounting
Aron P. Stern                Officer)


/s/ PATRICIA J. CORNELL      Director                           February 5, 1998
------------------------
Patricia J. Cornell


/s/ EDWARD E. DAVID          Director                           February 5, 1998
------------------------
Edward E. David


/s/ PHILIP J. DAVIS          Director                           February 5, 1998
------------------------
Philip J. Davis


/s/ EDWARD J. HARTNETT       Director                           February 5, 1998
------------------------
Edward J. Hartnett


/s/ BRENT R. NICKLAS         Director                           February 5, 1998
------------------------
Brent R. Nicklas


/s/ BERTRAM I. ROWLAND       Director                           February 5, 1998
------------------------
Bertram I. Rowland


/s/ GEORGE R. WALKER         Director                           February 5, 1998
------------------------
George R. Walker