Form 10KSB
period 1997-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1998-04-15
CIK 858155

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ____________ to ____________

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
                       Common Stock, Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the most recent fiscal year were $722,958.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 9, 1998 was $8,174,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 9, 1998, 10,437,028 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 30, 1998 pursuant to Regulation 14A with respect to the Registrant's 1998 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ---     ---

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS



                                                                                  Page No.
                                                                                  --------
PART I...........................................................................     2

  Item 1.   Business.............................................................     2

  Item 2.   Properties...........................................................    15

  Item 3.   Legal Proceedings....................................................    15

  Item 4.   Submission of Matters to a Vote of Security Holders..................    15


PART II..........................................................................    16

  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters    16

  Item 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................    18

  Item 7.   Financial Statements.................................................   F-1

  Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................    22

PART III.........................................................................    22

  Items 9, 10, 11 and 12 - Incorporated by Reference

  Item 13.  Financial Statements, Exhibits and Reports on Form 8-K...............    22

  Signatures.....................................................................    26

                                     PART I


ITEM 1.   BUSINESS


Company Background

     Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company engaged in the research, development and production of proprietary protein-based biomaterials with targeted applications in biomedical and specialty use markets. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: surgical adhesives and sealants; soft tissue augmentation; wound healing matrices; drug delivery devices; and surgical adhesion barriers. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

     Since 1994, the Company has focused predominantly on the development of its surgical adhesive and sealant technology. As part of this effort, the Company targeted the establishment of a strategic alliance with a market leader in the field of surgical wound closure products, leading to the execution of comprehensive license, supply, and development agreements in September 1995, with Ethicon, Inc. ("Ethicon"), a subsidiary of the Johnson & Johnson Company ("J&J"). Ethicon elected to terminate these agreements in December 1997.

     The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology and is seeking to establish new strategic alliances with leaders in various surgical markets (e.g. orthopedics, cardiovascular, plastic & reconstructive) where the Company believes adhesive and sealant products will find the most significant use.

     In 1996, PPTI initiated studies to identify its most promising soft tissue augmentation product candidates for use in urinary incontinence and cosmetic and reconstructive surgery applications. During 1997, the Company devoted increasing resources to this program area to accelerate the move into human clinical testing.

     To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally in collaboration with potential strategic partners. These applications include medical device coatings, tissue engineering matrices, and drug delivery devices.

     Specialty use products currently being marketed by the Company include SmartPlastic(R) and ProNectin(R) F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in 1995.

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

     In 1992, the Company raised approximately $8.9 million through its initial public offering of common stock and redeemable warrants. The Company used a major portion of these proceeds to generate substantive in vitro laboratory evidence and in vivo animal test data demonstrating the biocompatibility and performance of its protein polymers and derived biomaterials, and to establish a materials science group which has developed important materials modification and fabrication technology.

     In July 1994, the Company raised approximately $2.1 million from the sale of its unregistered Series C Preferred Stock to private investors. In September 1995, the Company raised approximately $2.4 million from the sale of its unregistered Series D Preferred Stock to the same private investors. Also at this time these investors exchanged all of their holdings of Series C Preferred Stock and accumulated dividends into Series D Preferred Stock. In January 1997, the Company raised approximately $4.6 million from a private placement of the Company's common stock with a number of institutional and accredited investors.

     On April 13, 1998, the Company reached agreement with a small number of institutional and accredited investors on the terms of a private placement of the Company's Series E Convertible Preferred Stock, pending the required Nasdaq ten day notification to existing shareholders. The Company expects to receive approximately $3.2 million, net of estimated expenses, upon the initial closing. There can be no assurance, however, that the financing will close upon completion of the ten day period.

THE COMPANY'S TECHNOLOGY

     PPTI is focused on developing a new generation of biomaterials which are recognized and accepted by human cells, supporting the healing process and, ultimately, the regeneration of tissues. The Company believes that the successful development of such biomaterials could substantially expand the role that artificial devices can play in the prevention and treatment of human disability and disease and enable the culture of native tissues for successful reimplantation.

     Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic. It involves the response of the living system to the materials (e.g., biocompatibility) and the response of the materials to the living system (e.g., degradation). The requirements for performance within this demanding biological environment have been a critical factor in limiting the myriad of possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful in medical devices.

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

     Through its proprietary core technology, the Company produces high molecular weight polymers that can be processed into a variety of materials forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. The Company has demonstrated that its polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, animal tests of the Company's polymers have demonstrated excellent biocompatibility.

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

     This capability is fundamental to PPTI's current primary product research and development focus -- tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extracellular matrix ("ECM"), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, the ability to structure the cells' ECM environment allows the protein messages they receive -- and their activity -- to be controlled. Similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions, PPTI's patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment.

FUNDAMENTAL PROTEIN POLYMERS

     PPTI's primary products under development are based on protein polymers combining selected properties from two of the most extraordinary structural proteins found in nature: silk and elastin. Silk, based upon its crystalline structure, has long been known as an incredibly strong material, and has a long history of medical use in humans as a material for sutures. Elastin fibers are one of the most remarkable rubber-like materials ever studied. Found in human tissues such as lungs and arteries, elastin fibers must expand and contract over a life time, and can be extended nearly three times their resting length without damaging their flexibility.

     Despite the incredible individual properties of silk and elastin, neither of these natural protein materials is capable of being processed into forms other than what nature has provided without destroying their valuable materials properties. However, PPTI's proprietary technology has enabled the creation of polymers that combine the repeating blocks of amino acids responsible for the strength of silk and the elasticity of elastin. By precisely varying the number and sequence of the different blocks in the assembled protein polymer, new combinations of properties suitable for various medical applications have been created.

     The Company has also created protein polymers based on repeating blocks of amino acids found in two other classes of structural proteins found in nature: collagen and keratin. Collagen is the principal structural component of the body, found in some shape or form in virtually every tissue, ranging from shock absorbing cartilage to light transmitting corneas. Keratin is a major component in hair, nails and skin. The development of materials based on these polymers is at an early stage of research.

Product Candidates and Anticipated Markets

     The Company's technology and materials have the potential to create products and product applications in a variety of medical and specialty use markets. The Company's current development efforts are principally focused on tissue adhesives and sealants and hydrogel bulking agents for soft tissue augmentation.

     However, PPTI continues to evaluate opportunities for research and development of product candidates for other medical and specialty uses, including use as medical device coatings, tissue engineering matrices, and drug delivery devices. With the exception of the use of ProNectin F for in vitro cell culture, all of the Company's product candidates are subject to preclinical and clinical testing requirements for obtaining U.S. Food and Drug Administration's ("FDA's") marketing approval.

     The actual development of other product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company's assessment of the potential market acceptance of a product candidate.

     Surgical Adhesives and Sealants

     Surgeons are master craftsmen. However, instead of working with metal, wood or plastic, they work with living tissues. Like carpenters, they use saws, chisels (knives) and drills to take things apart and fit pieces together. But they only have access to string (sutures) and nails (staples, pins, screws) to hold things in place. Furthermore, a surgeon's work is complicated by the biological healing response occurring when tissues are injured. This is one of the reasons why no glue has been approved by the FDA for use inside the human body.

     As in everyday life, there are many surgical uses for glue where string and nails just don't work well. They may not be quick or easy enough to use; they may not be capable of staying in place; they may do more damage than desired; they and/or the tools to use them may not fit within the available work space; they may result in fluid or air leaks; or the "fit and finish" or healing response is just not satisfactory.

     Certain surgical adhesives and sealants that seek to avoid these limitations, such as fibrin sealants and cyanoacrylate adhesives, have been developed and marketed outside the United States. FDA approval for such products is being sought in the U.S. However, the Company believes that these adhesives and sealants have significant limitations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form brittle plastics that do not resorb. These limitations restrict their use to bonding the outer surfaces of skin together. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

     A third category of tissue adhesives combines natural proteins such as collagen or albumin with aldehyde cross-linking agents in a non-resorbable matrix. Such products are marketed in Europe for limited indications. A non-resorbable adhesive or sealant can only be used where the damaged tissues will not heal. Otherwise, a barrier to wound healing is unavoidably created. Additionally, the aldehyde cross-linking agents employed (i.e. glutaraldehyde, formaldehyde) are known to cause adverse tissue reactions.

     The Company is seeking to develop surgical adhesives and sealants that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and fast setting times of cyanoacrylates. Unique features include significant elasticity within the adhesive matrix (to move as tissues move) and the capability of tailoring the resorption rate of the adhesive matrix with the rate at which the wound heals.

     In September 1995, PPTI entered into a series of agreements with Ethicon regarding this program. Ethicon elected to terminate these agreements in December 1997 (see "Collaborative Agreements"). However, the Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology, and is seeking to establish new strategic alliances with leaders in various surgical markets (e.g. orthopedics, cardiovascular, plastic & reconstructive) where the Company believes adhesive and sealant products will find the most significant use; however, there can be no assurance that such alliances can be entered into. The product candidates the Company is seeking to develop are currently in feasibility testing prior to beginning formal preclinical studies.

     Soft Tissue Augmentation

     Conditions where there is a need to augment the body's soft tissues include both cosmetic and medical applications. In the former, for example, current procedures include the injection of collagen-based materials to smooth out facial wrinkles, acne scars and to modify lip contours. However, these treatments only last a matter of months, which puts them economically out of reach for a large portion of the population of people who would otherwise desire the procedure.

     Medical applications include the treatment of stress urinary incontinence and gastro-esophageal reflux, the reversible blockage of fallopian tubes for birth control, the augmentation of vocal chords, and the expansion of gingival tissues impacted by periodontal disease. PPTI believes there is a lack of materials with suitable properties for these applications, primarily because materials having the required durability in vivo either lack the requisite biocompatibility or the ability to be easily injected.

     The Company has developed protein polymers that demonstrate excellent biocompatibility, are soluble in water at room temperature, and are easily injected into body tissues, irreversibly forming soft, durable gels at body temperature. Previously, PPTI has shown gels of similar composition to have persisted at least 18 months in an animal model.

     PPTI's bulking agents are unique in that they are applied as an aqueous solution, easily injected through a 30 gauge needle, rapidly spreading throughout the native tissue architecture. With the increase from room to body temperature, the polymer solution irreversibly transforms within minutes to a soft, pliable hydrogel. Importantly, the volume of material remains constant in the liquid to gel transition, such that the tissue expansion observed by the physician upon administration will be subsequently maintained.

     This is in direct contrast to the majority of competing technologies, which are suspensions or slurries of solid particles in an aqueous carrier such as saline. When injected through a fine gauge needle, with some difficulty due to their thick constitution, the carrier liquid dissipates through the tissues with time, usually within 24 hours, such that roughly half of the effective bulking volume is lost. This requires the physician to either overcompensate for the expected volume reduction upon initial administration, with increased risks to the patient, or to "top off" the bulking effect with repeated administrations of the product over time, with substantially increased costs.

     Other hydrogel technologies of which the Company is aware are either preformed gels, difficult to administer by injection, or polymer solutions mixed with a chemical cross-linking agent prior to injection. PPTI believes that such technologies are limited in their overall performance including durability, biocompatibility and ease of administration.

     In October 1997, in response to PPTI's request for a jurisdiction determination, the FDA determined that the Company's proposed bulking agent for the treatment of stress urinary incontinence would be reviewed as a device by the Center for Devices and Radiologic Health ("CDRH"). Subsequently, the Company submitted a pre- Investigational Device Exemption ("IDE") filing to the FDA describing the process used to manufacture the product and a proposed preclinical testing plan, the results of which would be used to support an IDE under which the safety and efficacy of the device would be demonstrated in human clinical trials.

     In a November 1997 meeting with the FDA, the pre-IDE submission was discussed. To the extent sufficient capital is obtained, PPTI believes it will be in a position to file an IDE to commence human clinical testing of its soft tissue augmentation products before the end of 1998.

     Medical Device Coatings

     The Company has developed polymers that can efficiently modify and improve the surface properties of more traditional medical devices. These polymers adhere spontaneously and strongly to many of the plastics and metals used in such devices (e.g. contact lenses, cardiovascular stents). They can be further treated to enhance durability.

     When coated, the surface of the underlying substrate becomes water-loving, improving interactions with surrounding tissues. The coatings are stable, flexible, and do not crack or peel when mechanically stressed. Further, they can prevent the deposition of various biological components in surrounding body fluids, which can foul the surface causing adverse effects.

     PPTI has collaborated, and continues to collaborate, with manufacturers of various medical devices to evaluate the use of protein polymer coatings to enhance product performance. The product candidates involved in these evaluations are currently in different stages of research and development, ranging from feasibility testing to preparation for clinical testing.

     Wound Healing/Tissue Engineering Matrices

     The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by third parties include fabric dressings (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product used varies depending on the type of wound and extent of tissue damage, the Company believes that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

     The Company has developed protein polymers which it believes may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the ECM and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. The Company believes that such materials, if successfully developed, could improve the wound-healing process by providing physical support in situ for cell migration and tissue regeneration and as delivery systems for growth factors. Additionally, such materials may serve as scaffolds for the ex vivo production of living tissue substitutes.

     This program is in the early stages of research, which the Company has conducted, and continues to conduct, in collaboration with third parties. Such collaborations have primarily focused on the treatment of dermal wounds.

     Controlled Release Drug Delivery

     Oral delivery of drugs is the most preferred route of administration. However, for many drugs this is not possible and alternative drug delivery routes are required. Alternative routes include transdermal, mucosal, and by implantation or injection. For implantation or injection, it is often desirable to extend the availability of the drug in order to minimize the frequency of these invasive procedures. A few materials have been commercialized which act as depots for a drug when implanted or injected, releasing the drug over periods ranging from one month to several years. Other material and drug combinations are being developed by third parties. PPTI believes that the properties of these materials for such applications can be substantially improved upon, making available the use of depot systems for a wider range of drugs and applications.

     PPTI's soft tissue augmentation hydrogel technology, its medical device coatings, and its wound healing matrices all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials the Company has developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures -- attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

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

     Unlike standard tissue culture treated labware, these products primarily present to cells the RGD cell attachment ligand of the serum protein fibronectin, an amino acid sequence which is an essential requirement for the growth, proper morphology and fully-differentiated function of many different cells. However, the Company believes that there are disadvantages to using such products which, depending on the application, result in variable performance, lack of storage stability, undesirable contaminants, excessive media protein, high costs and lost time.

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

     Since March 1991, the Company has commercially marketed ProNectin F as a cell culture reagent for use by cell biologists and cell culture laboratories. In 1995, the Company launched SmartPlastic, where ProNectin F is presented on the surfaces of disposable plastic labware in ready-to-use form for culturing human and animal cells. To date, the Company has generated over $500,000 in revenues and license fees from the marketing of these products.

     The Company is seeking new marketing and distribution alliances to increase the sales of the product line and to support the development of new products and formats. PPTI believes that promotion of the benefits of existing products directly to potential customers by a trained sales force would increase product demand. An alliance is sought with a company having such a sales force that desires to expand its product line. Additionally, making the benefits of ProNectin F available to customers in more economical ways (e.g., as a culture media component) should also increase product demand. Potential alliances to achieve these goals are currently in preliminary stages of exploration; there can be no assurance that any such alliances will be entered into.

MANUFACTURING, MARKETING AND DISTRIBUTION

     ProNectin F

     PPTI currently produces ProNectin F in its laboratory facilities, and believes its current production facilities are sufficient for the anticipated demand of ProNectin F in the foreseeable future. The Company markets and distributes ProNectin F and SmartPlastic directly and through foreign and domestic distribution arrangements.

     Biomedical Product Candidates

     To date, PPTI has manufactured limited amounts of its biomedical materials and products for internal testing and, in certain cases, evaluation and testing by corporate partners and other third parties. Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA's Good Laboratory Practices ("GLP"). The Company has implemented polymer production and quality control procedures, has made certain facilities renovations, and believes it is now in conformance with GLP requirements. The Company believes its current polymer production capacity is sufficient for supplying a number of development programs with the required quality and quantity of materials needed for preclinical testing, and with some relatively minor modifications, for clinical testing.

     In addition, the Company is considering other methods for increasing production of its biomedical and other product candidates to meet clinical and commercial requirements. For example, the Company may expand its existing facility to produce needed quantities of materials under FDA's GLP and Good Manufacturing Practice ("GMP") regulations for clinical and commercial use. Alternatively, the Company may establish external contract manufacturing arrangements for needed quantities of materials. However, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect the Company's margins or its ability to comply with applicable governmental regulations. The actual method, or combination of methods, that the Company may ultimately pursue will depend on a number of factors, including availability, cost, and the Company's assessment of the ability of such production methods to meet its commercial objectives.

     The Company currently expects that its initial biomedical products, if any are commercialized, would be marketed and distributed by a corporate partner. While this arrangement would minimize the Company's marketing costs and facilitate wider distribution of any biomedical products it may develop, these arrangements would possibly reduce the Company's revenues and profits as compared to what would be possible if the Company directly sold such products.

RESEARCH AND DEVELOPMENT

     Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COLLABORATIVE AGREEMENTS

     Because of the highly technical focus of its business, the Company must conduct extensive research and development prior to any commercial production of its biomaterials. During this development stage, PPTI's ability to generate revenues is limited. Because of this limitation, the Company does not have sufficient resources to devote to extensive testing or marketing of its products. The Company's primary method of expanding its product development, testing and marketing capabilities is to seek to form collaborative arrangements with selected corporate partners with specific resources that the Company believes complement its business strategies and goals.

     The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. PPTI currently does not have any product candidates in human clinical testing. Its plans are to submit an IDE filing for two indications within its soft tissue augmentation program by the end of 1998, depending upon the results of formal preclinical studies and whether sufficient capital is available to proceed with clinical testing.

     The Ethicon Agreements

     In September 1995, PPTI entered into a licensing and development agreement and a supply agreement with Ethicon regarding its surgical adhesives and sealants program. Under these agreements, Ethicon received exclusive worldwide development, marketing and distribution rights to such products under PPTI's proprietary technology rights in exchange for contract research and development payments, milestone fees, and manufacturing and royalty payments to PPTI.

     In December 1997, Ethicon terminated the agreements with PPTI, which materially adversely affected the Company. All rights to the surgical adhesive and sealant technology reverted to the Company. Based on the results of all product performance evaluations conducted to date, PPTI is committed to the commercial development of its adhesive and sealant technology and is seeking to establish new strategic alliances with leaders in various surgical markets (e.g. orthopedics, cardiovascular, plastic & reconstructive) where adhesive and sealant products based on its technology will find the most significant use.

     Other Agreements

     PPTI is a party to certain materials evaluation agreements, and is discussing potential evaluation agreements with other entities regarding additional biomedical and specialty use applications of its polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that the Company will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements. Certain information regarding the Company's collaborative agreements is set forth in Note 6 to the Company's Financial Statements included herein.

INTENSE COMPETITION

     The principal anticipated commercial uses of PPTI's biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating the Company's biomaterials would compete with other products which rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine collagen and the synthetic polymer polytetrafluoroethylene. Similarly, all targeted applications of the Company's potential products will compete with other products having the same or similar applications.

     The areas of business in which the Company engages and proposes to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. The Company's competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures. Most of the Company's competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, the Company believes that research into similar protein engineering technology is currently being conducted by DuPont and several university laboratories.

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

     The United States Patent and Trademark Office ("USPTO") has issued seven patents to the Company. U.S. Patent 5,235,041 (1993) relates to the Company's method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers the Company's synthetic DNA compositions that encode polymers and copolymers comprising the amino acid "building blocks" of silk and elastin. U.S. Patent 5,496,712, issued in March 1996, covers the Company's family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581, issued in May 1996, covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F.

     During 1997, two key U.S. patents were issued to the Company. U.S. Patent 5,606,019, issued in February 1997, covers the protein compositions comprising copolymers of the amino acid "building blocks" of silk and elastin. These are the primary materials used in the Company's current product development efforts. U.S. Patent 5,641,648, issued in June 1997, covers methods by which synthetic genes encoding protein polymers are created. Finally, in January 1998, the Company was issued U.S. Patent 5,705,613 covering protein polymers which can be cross-linked by certain enzymes that naturally occur in the body.

     The Company also has three pending U.S. patent applications for which the issue fee has been paid and two pending applications where the claims have been indicated by the USPT' to be allowable. One of the applications for which the the issue fee has been paid broadly covers protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. Additionally, PPTI has nine U.S. patent applications pending covering related aspects of its core technology.

     Although the Company believes its existing issued patent claims may provide a competitive advantage, there can be no assurance that the scope of the Company's patent protection is or will be adequate to protect its technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to the Company's allowed and pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patent issued in 1996 will expire in 2013, the patents issued in 1997 will expire in 2014, and the patent issued in 1998 will expire in 2015.

     Generally, for patent applications filed in the U.S. prior to June 8, 1995, the term of the patent will be 17 years from the issue date. Subsequently filed U.S. patent applications will have a term of 20 years from the date of filing, consistent with the patent laws in international jurisdictions.

     Although the Company does not currently have any operations outside the U.S., it anticipates that its potential products will be marketed on a worldwide basis, with possible manufacturing operations outside the U.S. Accordingly, international patent applications corresponding to the major U.S. patents and patent applications described above have been filed. Due to translation costs and patent office fees, international patents are significantly more expensive to obtain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. PPTI carefully considers these factors in consultation with its patent counsel, as well as the size of the potential markets represented, in determining which foreign countries to file patents in.

     In almost all cases, the Company files for patents in Australia, Canada, Europe and Japan. Currently, PPTI has five issued foreign patents, 31 pending foreign applications, and is maintaining its rights to begin prosection of an application filed through the Patent Cooperation Treaty/World Patent Office in all countries of potential economic importance. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having biological or chemical activity.

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

     In the course of its business, PPTI employs various trademarks and trade names in packaging and advertising its products. The Company has obtained federal registration of its ProNectin(R) trademark and its SmartPlastic(R) trademark for ProNectin F Activated Cultureware. The Company intends to protect and promote all of its trademarks and, where appropriate, will seek federal registration of its trademarks.

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

     Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, a generally costly and time-consuming process. If the Company does not directly develop, produce or sell medical devices, drugs or vaccines, it will not be directly affected by these regulations. However, the Company's anticipated customers and corporate partners would be required to obtain such approvals. Additionally, PPTI is required to be in compliance with many of FDA's regulations; in particular, compliance with the FDA's GLP regulations and the design control portions of the FDA's Quality Systems Regulations. Where PPTI has conducted preclinical or clinical testing in support of obtaining such approvals, the Company may choose to file and maintain with the FDA a "Master File" containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on PPTI's materials.

     There can be no assurance that the Company's customers will be able to obtain or maintain the necessary approvals from the FDA or that the Company will be able to maintain a Master File in accordance with FDA regulations. In either case, the Company's anticipated business could be adversely affected. To the extent PPTI manufactures medical devices, as opposed to a component material supplied to a medical device manufacturer, it will be required to conform commercial manufacturing operations to the FDA's GMP regulations. The Company would also be required to register its facility with the FDA as an establishment involved in the manufacture of medical devices. GMP regulatory requirements are rigorous, and there can be no assurance that GMP status could be obtained in a timely manner and without the expenditure of substantial resources, if at all.

    In October 1997, in response to PPTI's request for a jurisdiction determination, the FDA determined that the Company's proposed bulking agent for the treatment of stress urinary incontinence would be reviewed as a device by the CDRH. The FDA's decision to review and regulate PPTI's product as a medical device is important, since it supports the Company's position that products based on its polymer technology should be classified for FDA regulation according to their function in the body rather than the method used to make their component materials.

     Subsequently, the Company submitted to FDA a pre-IDE filing describing its manufacturing operations and preclinical testing plans with respect to its soft tissue augmentation product for stress urinary incontinence. In a November
1997 meeting with FDA, the pre-IDE submission was discussed. PPTI believes it will be in a position to file an IDE to commence human clinical testing of its soft tissue augmentation products before the end of 1998. During

1997, PPTI implemented polymer production and quality control procedures, made certain facilities renovations, and now believes it is in conformance with GLP requirements.

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

PRODUCT LIABILITY AND ABSENCE OF INSURANCE

     PPTI's business may expose it to potential product liability risks whenever human clinical testing is performed or medical device product sales occur. The Company believes that its current preclinical testing and production activities and its sales of Pronectin F and Smartplastic products do not pose a potential product liability risk. The Company therefore currently has no product liability insurance. The Company expects to procure such insurance at the time its product candidates progress to clinical testing and development. There can be no assurance however that PPTI will be able to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                Age            Position with the Company
-----------------------------   ---   -------------------------------------------

J. Thomas Parmeter               58   Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Joseph Cappello, Ph.D.           41   Vice President, Research and Development,
                                      Chief Technical Officer and Director,
                                      Polymer Research

Gwenetta B. Como                 36   Director, Investor Relations, Secretary to
                                      the Board of Directors, and Assistant Secretary

Philip J. Davis                  67   Corporate Secretary

Franco A. Ferrari, Ph.D.         46   Vice President, Laboratory Operations and
                                      Polymer Production and Director, Molecular
                                      Genetics

John E. Flowers                  41   Vice President, Planning and Operations

Janis Y. Neves                   46   Controller and Assistant Secretary

Erwin R. Stedronsky, Ph.D.       53   Vice President, Product Formulation and
                                      Engineering and Director, Materials
                                      Science

Aron P. Stern                    44   Vice President, Finance and Administration,
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

     Ms. Como has been the Company's Director of Investor Relations since its initial public offering in January 1992. Previously, Ms. Como was a marketing associate assisting with market research and the product launch of the Company's ProNectin F cell culture reagents.

     Mr. Davis has been the Company's Secretary since January 1989. Mr. Davis has been a director of the Company since April 1995; he previously served as a director of the Company from January 1989 until October 1991. Mr. Davis has been a Senior Vice President with Donaldson, Lufkin & Jenrette since March 1995. He was Director, Institutional Sales at Merrill Lynch, Inc. (formerly Merrill Lynch Capital Markets) from February 1991 to March 1995, and was a Vice President at Merrill Lynch, Inc. from 1986 to 1995.

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

     Mr. Stern has been the Company's Vice President, Finance and Administration and Chief Financial Officer since July 1992. Previously Mr. Stern served as Director, Finance and Administration of Isis Pharmaceuticals, Inc. from May 1989 to June 1992, and as Controller and Assistant Treasurer of Teknowledge, Inc. from November 1985 to April 1989.

     All executive officers of the Company were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of the Company.

EMPLOYEES

     As of March 24, 1998, PPTI had 32 full-time and two part-time employees, of whom six hold employment contracts with the Company and seven hold Ph.D. degrees in the chemical or biological sciences. The Company is highly dependent on the services of its executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of the Company's development objectives, its business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to the Company's success. There can be no assurance that the Company will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.


ITEM 2.   PROPERTIES

     PPTI does not own any real property. The Company rents approximately 21,000 square feet in San Diego, California from Sycamore/San Diego Investors under two leases. The leased property includes the Company's administrative offices, which encompass approximately 4,000 square feet, and its laboratory facilities, which encompass approximately 17,000 square feet. The current annual rent is approximately $425,000. The leases expire in December 1998.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock trades on the Small-Cap market of NASDAQ under the symbol "PPTI". The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions.

                           Trade Prices
                         ---------------
1997                      High     Low
----                     ------   ------
     First Quarter       $4.625   $1.813
     Second Quarter       3.063    1.938
     Third Quarter        3.125    1.563
     Fourth Quarter       3.250    0.750
1996
----
     First Quarter       $3.297   $1.563
     Second Quarter       5.375    2.000
     Third Quarter        4.500    2.125
     Fourth Quarter       3.500    2.000

     As of April 9, 1998, the Company had approximately 174 shareholders of record; it estimates it has approximately 1,600 beneficial holders. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

UNREGISTERED OFFERINGS

     On April 13, 1998, the Company reached agreement with a small group of institutional and accredited investors regarding a private placement of initially 33,000 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") and warrants to purchase an aggregate of 1,980,000 shares of common stock. The Series E Stock is priced at $100 per share, and the Company expects to receive approximately $3.2 million, net of estimated expenses, pending the required Nasdaq ten day notification to existing stockholders, which ends on or about April 24, 1998. There can be no assurance, however, that the financing will close upon completion of the ten day period.

     Each share of Series E Stock, if issued, would be convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts would be paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and meets the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company has agreed to register the shares of common stock underlying the Series E Stock and the warrants with the Securities and Exchange Commission within 90 to 120 days after the closing. The Company has agreed to use its best efforts to nominate for election a person selected by the holders of the Series E Stock to its Board of Directors.

     Each share of Series E Stock, if issued, would also receive two common stock warrants. One warrant could be immediately exercised for 40 shares of common stock at an exercise price of $2.50 per share, and would expire approximately 18 months after the close of the offering; the other warrant could be immediately exercised for 20 shares of common stock at an exercise price of $5.00 per share, and would expire approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share would be issued as a finder and document review fee paid to a lead investor.

     In connection with the above private placement, the Company intends to issue 26,420 shares of its Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock. The Company's Series F Convertible Preferred Stock would be equivalent to the Company's Series E Stock with regard to liquidation preferences. All other terms of the Company's Series F Convertible Preferred Stock would remain the same as the Company's Series D Convertible Preferred Stock.

     On January 7, 1997, the Company received $4,760,000, less expenses of approximately $140,000, from a private placement of 1,904,000 shares of the Company's common stock, at $2.50 per share, with a number of accredited investors. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing. The registration was declared effective on January 24, 1997.

     On September 14, 1995, the Company issued 49,187 shares of its Series D Convertible Preferred Stock and warrants to purchase 500,960 shares of common stock at $1.25 per share in a private placement to certain accredited investors. Of this amount, 20,000 shares of Series D Convertible Preferred Stock and warrants to purchase 400,000 shares of common stock were issued for cash at $100.00 per share; 21,600 shares of Series D Convertible Preferred Stock were issued for cash at $100.00 per share; 21,600 shares of Series D Convertible Preferred Stock were issued in exchange for all outstanding shares of the Company's Series C Convertible Preferred Stock and 2,539 shares for accrued and unpaid dividends thereon; and an additional 5,048 shares of Series D Convertible Preferred Stock and warrants to purchase 100,960 shares of common stock were issued in exchange for cancellation of a $500,000 bridge loan and accrued interest thereon. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

     Each share of Series D Convertible Preferred Stock earns a cumulative dividend at the annual rate of $10 per share, payable as and when declared by the Company's Board of Directors in the form of cash, common stock or any combination thereof. The Series D Convertible Preferred Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D Convertible Preferred Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D Convertible Preferred Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D Convertible Preferred Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus accumulated dividends.

     At the time of purchase, the Series D Convertible Preferred stockholders received warrants to purchase, at an exercise price of $1.25 per share, twenty shares of the Company's common stock for each share of Series D Convertible Preferred Stock acquired for cash, or upon conversion of the outstanding bridge loan and accrued interest thereon, described above. Warrants to acquire a total of 500,960 shares of common stock were issued. All of these warrants were exercised during 1996, from which the Company received aggregate gross proceeds of $626,200. The Series D Convertible Preferred stockholders were granted certain registration rights relating to their shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock and upon the exercise of their warrants.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, HISTORY OF OPERATING LOSSES, RAISING ADEQUATE CAPITAL FOR CONTINUING OPERATIONS, EARLY STAGE OF PRODUCT DEVELOPMENT, COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS, SCIENTIFIC AND TECHNICAL UNCERTAINTIES, COMPETITIVE PRODUCTS AND APPROACHES, RELIANCE UPON COLLABORATIVE PARTNERSHIP AGREEMENTS AND FUNDING, REGULATORY TESTING AND APPROVALS, PATENT PROTECTION UNCERTAINTIES AND MANUFACTURING SCALE-UP AND REQUIRED QUALIFICATIONS. WHILE THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGMENT AND EXPECTATIONS FOR THE COMPANY, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS SUGGESTED HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

GENERAL OVERVIEW

     Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of December 31, 1997 has an accumulated deficit of $24,084,000.

     The Company's medical product candidates for surgical repair and regeneration of tissues are in various stages of research and development. Its more advanced programs are in the areas of tissue adhesives and sealants, and bulking agents for soft tissue augmentation, where the Company currently is devoting the majority of its resources. The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes.

     In 1995 the Company entered into a collaborative relationship with Ethicon regarding its surgical adhesives and sealants program. Ethicon terminated the relationship in December 1997 (see "Collaborative Agreements" discussion, above), which materially adversely affected the Company. The Company's strategy with most of its programs is to enter into collaborative development agreements with major medical product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for the next several years.

     The Company's cash balance as of December 31, 1997 was $1,300,000. The Company plans to raise additional funds for continuing operations through private or public offerings and collaborative agreements. On April 13, 1998, the Company reached agreement with a small number of institutional and accredited investors on the terms of an initial $3,300,000 (before expenses) private placement of the Company's Series E Convertible Preferred Stock, pending the required Nasdaq ten day notification to existing shareholders, (see "Liquidity and Capital Resources" below, "Unregistered Offerings", above, and
Note 1 of the Audited Financial Statements for additional information and a description of the associated risks).

RESULTS OF OPERATIONS

     Contract research revenue for the year ended December 31, 1997 was $460,000, compared to $610,000 and $810,000 for 1996 and 1995, respectively.
During 1997 and 1996 the Company received research and development reimbursements totaling $300,000 and $600,000, respectively, from Ethicon related to the Company's surgical adhesives and sealants program. In September 1995, the Company received a payment of $800,000 from Ethicon upon the signing of the various agreements related to the Company's tissue adhesives and sealants program. Other revenues for these periods were derived from materials evaluation agreements entered into with various divisions of J&J. In December 1997, Ethicon elected to terminate its collaboration with the Company; no additional revenue will be generated from these agreements.

     Interest income was $187,000 for the year ended December 31, 1997, as compared to $87,000 for 1996 and $59,000 for 1995. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

     Product sales for the years ended December 31, 1997 were $77,000, compared to $58,000 and $118,000 in 1996 and 1995, respectively. Product sales consist of ProNectin F related product revenues and licensing fees. Sales during 1996 reflected disappointing market interest in the Smartplastic line of ProNectin F Activated Cultureware; as a result the Company discontinued related promotional expenditures to conserve cash. Sales in 1995 reflect the launch of the SmartPlastic line and the resultant distributor stocking orders.

     Cost of sales was $26,000 for the year ended December 31, 1997, versus $47,000 and $125,000 for the years 1996 and 1995, respectively. Inventory reserves of approximately $20,000 and $50,000 were taken in 1996 and 1995, respectively, against the Smartplastic product line due to slow sales. Further, Smartplastic costs of sales are much higher, and its gross margin much lower, than those of ProNectin F. Royalty expenses of $10,000 paid to Stanford University and $25,000 paid to Telios Pharmaceuticals, Inc. were the same for each of the three years ended December 31, 1997, 1996 and 1995.

     Research and development expenses for the year ended December 31, 1997 were $3,127,000, compared to $2,021,000 in 1996, an increase of 55%. This increase is due to expanded activities regarding the Company's surgical adhesives and sealants program, and its soft tissue augmentation program, expanded manufacturing efforts and outside testing services, and the implementation of GLP. Compared to the 1995 expenses of $1,722,000, the 1996 expenses were 17% higher. This increase resulted from expanded manufacturing efforts and the establishment of a Quality Assurance department. The Company expects its research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product directed development efforts, leading to human clinical testing, increased manufacturing requirements, and increased use of outside testing services.

     Selling, general and administrative expenses for the year ended December 31, 1997 were $1,988,000, as compared to $1,516,000 for 1996, an increase of
31%. Over half of this increase was due to additional patent filing expenses and regulatory affairs consulting assistance. The remainder of the increase was primarily due to increased legal expenses (S-3 registration, Stockholder Protection Agreement, public warrants extension, underwriter warrants settlement) directors and officers liability insurance expenses, and business development activities. The 1996 expenses increased 14% compared to $1,329,000 incurred in 1995, due to additional patent, legal (Employee Stock Purchase Plan, S-3 registration) and investor relations expenses oriented towards raising additional capital. The Company expects its selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting its research and development efforts and as business development, patent, legal and investor relations activities require.

     For the year ended December 31, 1997, the Company recorded a net loss applicable to common shareholders of $4,887,000, or $.52 per share, as compared to $3,356,000, or $.51 per share for 1996, and $2,610,000, or $.45 per share for
1995. The 1997, 1996 and 1995 losses and per share calculations include $433,000, $492,000 and $385,000, respectively, of accumulated and/or paid dividends from the Company's Preferred Stock. The Company expects to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the successful continuation of the tissue adhesives program and the tissue augmentation program, as well as expected increases in the Company's other research and development, manufacturing and business development activities. The Company's results depend on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

     To date the Company believes that inflation and changing prices have not had a material impact on its continuing operations. Effective January 1, 1994, the Company adopted Statement No. 109, "Accounting for Income Taxes". There is no current year or cumulative impact of the adoption of Statement No. 109. Based upon Company earnings history, a valuation allowance of $9,279,000 is required to reduce the Company's net deferred tax assets to the amount realizable.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $1,300,000, as compared to $1,260,000 at December 31, 1996. As of December 31, 1997, the Company had working capital of $697,000, compared to $840,000 at December 31, 1996. During the first week of January 1997, the Company received $4,620,000, net of expenses, from a private placement of common stock to institutional and qualified individual investors. On April 13, 1998, the Company reached agreement with a small number of institutional and accredited investors on the terms of an initial $3,300,000 (before expenses) private placement of the Company's Series E Convertible Preferred Stock, pending the required Nasdaq ten day notification to existing shareholders.

     The Company had long-term capital lease obligations of $190,000 as of December 31, 1997, compared to no such obligations as of December 31, 1996. For the twelve month period ending December 31, 1997 the Company's cash expenditures for capital equipment and leasehold improvements totaled $296,000, compared with $184,000 for the same period last year. The Company anticipates that these expenditures will be less in the next year as laboratory renovations and additional equipment required to meet current GLP regulations and production requirements have been mostly completed. The Company may enter into additional capital equipment lease arrangements in the future if available at appropriate rates and terms.

     The Company believes its existing available cash, cash equivalents and short-term investments, including the expected proceeds from the offering of Series E Convertible Preferred Stock, if received, would be sufficient to meet its anticipated capital requirements until January 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Additional placements of up to 22,000 shares of the Company's Series E Convertible Preferred Stock may occur until May 15, 1998. Later in 1998 and 1999, the Company expects that the possible exercise of existing warrants could result in additional funds for continuing operations. Further, the Company is currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

     The Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. All of the updating will be done in the normal course of business during 1998 and 1999 at minimal incremental cost. The Company does not expect the year 2000 issue and the plan to resolve it to have a significant impact on its operations.

Item 7.   Financial Statements


     Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):


Description                                                                            Page
-----------                                                                            ----

        Report of Ernst & Young LLP, Independent Auditors...........................    F-2

        Balance Sheets at December 31, 1997 and 1996................................    F-3

        Statements of Operations for the years ended December 31, 1997, 1996
           and 1995 and the period July 6, 1988 (inception) to December 31, 1997....    F-4

        Statements of Stockholders Equity for the period July 6, 1988 (inception)
           to December 31, 1997.....................................................    F-5

        Statements of Cash Flows for the years ended December 31, 1997, 1996
           and 1995 and the period July 6, 1988 (inception) to December 31, 1997....    F-7

        Notes to Financial Statements...............................................    F-9


               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


          We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period July 6, 1988 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period July 6, 1988 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating $24,083,511 and without additional financing, lacks sufficient working capital to fund operations through April 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1997 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                    ERNST & YOUNG LLP


San Diego, California
January 30, 1998, except for Note 9,
as to which the date is April 13, 1998

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                                Balance Sheets

                                                                                    December 31,
                                                                              1997                1996
                                                                     ---------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $    325,021        $    267,357
 Short-term investments                                                          974,817             993,042
 Other current assets                                                             88,868              77,255
                                                                     ---------------------------------------
Total current assets                                                           1,388,706           1,337,654

 Deposits                                                                         36,617              22,257
 Notes receivable from officers                                                  153,000                   -
 Deferred offering costs                                                               -              17,356
 Equipment and leasehold improvements, net                                       769,564             369,314
                                                                     ---------------------------------------

                                                                            $  2,347,887        $  1,746,581
                                                                     =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $    423,594        $    251,321
 Accrued employee benefits                                                       151,831             117,612
 Other accrued expenses                                                           41,151              53,525
 Deferred revenue                                                                      -              75,000
 Current portion capital lease obligations                                        75,110                   -
                                                                     ---------------------------------------
Total current liabilities                                                        691,686             497,458

Long-term portion capital lease obligations                                      190,068                   -

Stockholders' equity:
  Series D convertible preferred stock, $.01 par value, 71,600 shares authorized, 28,214 and 49,187 shares issued and
   outstanding at December 31, 1997 and 1996, respectively -
   liquidation preference of $2,821,400                                        2,667,403           4,764,745
  Common stock, $.01 par value, 25,000,000 shares authorized,
   10,420,722 and 7,233,228 shares issued and outstanding at
   December 31, 1997 and 1996, respectively                                      104,208              72,333
  Additional paid-in capital                                                  22,778,033          15,619,282
  Deficit accumulated during development stage                               (24,083,511)        (19,207,237)
                                                                     ---------------------------------------
Total stockholders' equity                                                     1,466,133           1,249,123
                                                                     ---------------------------------------

                                                                            $  2,347,887        $  1,746,581
                                                                     =======================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Operations

                                                                                                    FOR THE PERIOD
                                                                                                     JULY 6, 1988
                                                                                                    (INCEPTION) TO
                                                       YEARS ENDED DECEMBER 31,                      DECEMBER 31,
                                                 1997                1996                1995            1997
                                          -------------------------------------------------------------------------
Revenues:
  Contract revenue                        $     459,510        $    610,000        $    810,000       $   4,304,965
  Interest income                               186,531              87,317              58,702             945,951
  Product and other income                       76,917              58,434             117,991             559,168
                                          -------------------------------------------------------------------------
Total revenues                                  722,958             755,751             986,693           5,810,084

Expenses:
  Cost of sales                                  26,141              47,364             124,824             275,521
  Research and development                    3,127,257           2,021,413           1,721,776          17,247,268
  Selling, general and
   administrative                             1,988,493           1,516,406           1,329,497          11,429,419
  Royalties                                      35,000              35,000              35,000             265,171
                                          -------------------------------------------------------------------------
Total expenses                                5,176,891           3,620,183           3,211,097          29,217,379
                                          -------------------------------------------------------------------------

Net loss                                     (4,453,933)         (2,864,432)         (2,224,404)        (23,407,295)

Undeclared and/or paid dividends on
 preferred stock                                432,682             491,867             385,143           1,417,692
                                          -------------------------------------------------------------------------

Net loss applicable to common
 shareholders                             $  (4,886,615)       $ (3,356,299)       $ (2,609,547)      $ (24,824,987)
                                          =========================================================================

Net loss per common share - basic
 and diluted                              $        (.52)       $       (.51)       $       (.45)
                                          =====================================================

Shares used in computing net loss
 per common share - basic and
 diluted                                      9,487,165           6,638,814           5,831,446
                                          =====================================================


See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD JULY 6, 1998 (INCEPTION) TO DECEMBER 31, 1997

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                       COMMON STOCK             PREFERRED STOCK           ADDITIONAL       DURING
                              -------------------------------------------------------      PAID-IN       DEVELOPMENT
                                  SHARES        AMOUNT       SHARES        AMOUNT          CAPITAL          STAGE
                              ------------------------------------------------------------------------------------------
 Issuance of common stock at
  $.01 per share for cash          400,000      $  4,000           -    $          -    $          -      $           -
 Issuance of common stock at
  $.62 per share for cash
  and receivables                1,116,245        11,162           -               -          681,838                 -
 Receivables from sale of
  common stock                           -             -           -               -                -                 -
 Net loss                                -             -           -               -                -          (322,702)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1988     1,516,245        15,162           -               -          681,838          (322,702)
 Repayment of receivables
  from sale of common stock              -             -           -               -                -                 -
 Issuance of common stock at
  $.62 per share                   359,136         3,594           -               -          219,358                 -
 Net loss                                -             -           -               -                -          (925,080)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1989     1,875,381        18,756           -               -          901,196        (1,247,782)
 Exercise of common stock
  options at $.01 per share
  for cash                          60,000           600           -               -                -                 -
 Issuance of common stock at
  $.68 per share for cash
  and compensation                   5,000            50           -               -            3,350                 -
 Common stock repurchased at
  $.01 per share for cash          (25,000)         (250)          -               -                -                 -
 Common stock issued at $.68
  per share for cash and
  compensation                      25,000           250           -               -           16,750                 -
 Net loss                                -             -           -               -                -        (1,501,171)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1990     1,940,381        19,406           -               -          921,296        (2,748,953)
 Exercise of common stock
  options at $.68 per share
  for cash                           5,000            50           -               -            3,350                 -
 Exercise of warrants for
  common stock                     483,755         4,837           -               -          295,493                 -
 Conversion of notes payable
  to common stock                  339,230         3,391           -               -          508,414                 -
 Conversion of notes payable
  to preferred stock                     -             -     278,326           2,783          553,869                 -
 Issuance of preferred stock
  at $2.00 per share for
  cash, net of issuance costs            -             -     400,000           4,000          703,475                 -
 Issuance of warrants for
  cash                                   -             -           -               -            3,000                 -
 Issuance of warrants in
  connection with
  convertible notes payable              -             -           -               -           28,000                 -
 Net loss                                -             -           -               -                -        (1,143,119)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1991     2,768,366        27,684     678,326           6,783        3,016,897        (3,892,072)
 Initial public offering at
  $6.50 per unit, net of
  issuance costs                 1,667,500        16,676           -               -        8,911,024                 -
 Conversion of Series B
  preferred stock into common
  stock in connection with
  initial public offering          678,326         6,783    (678,326)         (6,783)               -                 -
 Conversion of Series A
  preferred stock into
  common stock at 1.13342
  per share                        713,733         7,137           -               -        1,717,065                 -
Net loss                                 -             -           -               -                -        (3,481,659)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1992     5,827,925        58,280           -               -       13,644,986        (7,373,731)
Exercise of common stock
options at $.68 per share            3,000            30           -               -            2,010                 -
 Net loss                                -             -           -               -                -        (3,245,436)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1993     5,830,925        58,310           -               -       13,646,996       (10,619,167)
 Issuance of preferred stock
  at $100 per share for
  cash, net of issuance costs            -             -      21,600       2,073,925                -                 -
 Net loss                                -             -           -               -                -        (3,245,359)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1994     5,830,925        58,310      21,600       2,073,925       13,646,996       (13,864,526)
 Issuance of preferred stock
  at $100 per share for
  cash and cancellation of bridge
  loan, net of issuance costs            -             -      25,000       2,432,150                -                 -
 Series C dividends paid in
  Series D preferred stock               -             -       2,539         253,875                -          (253,875)
 Interest paid in Series D
  preferred stock                        -             -          48           4,795                -                 -
 Exercise of common stock
  options at $.53 per share          2,000            20           -               -            1,040                 -
 Net loss                                -             -           -               -                -        (2,224,404)
                              ------------------------------------------------------------------------------------------
Balance at December 31, 1995     5,832,925        58,330      49,187       4,764,745       13,648,036       (16,342,805)

                                 RECEIVABLES FROM      TOTAL
                                  SALE OF COMMON    STOCKHOLDERS'
                                     STOCK             EQUITY
-----------------------------------------------------------------
 Issuance of common stock at
  $.01 per share for cash            $        -      $     4,000
 Issuance of common stock at
  $.62 per share for cash
  and receivables                             -          693,000
 Receivables from sale of
  common stock                         (86,000)          (86,000)
 Net loss                                     -         (322,702)
----------------------------------------------------------------
Balance at December 31, 1988           (86,000)          288,298
 Repayment of receivables
  from sale of common stock              86,000           86,000
 Issuance of common stock at
  $.62 per share                              -          222,952
 Net loss                                     -         (925,080)
----------------------------------------------------------------
Balance at December 31, 1989                  -         (327,830)
 Exercise of common stock
  options at $.01 per share
  for cash                                    -              600
 Issuance of common stock at
  $.68 per share for cash
  and compensation                            -            3,400
 Common stock repurchased at
  $.01 per share for cash                     -             (250)
 Common stock issued at $.68
  per share for cash and
  compensation                                -           17,000
 Net loss                                     -       (1,501,171)
----------------------------------------------------------------
Balance at December 31, 1990                  -       (1,808,251)
 Exercise of common stock
  options at $.68 per share
  for cash                                    -            3,400
 Exercise of warrants for
  common stock                                -          300,330
 Conversion of notes payable
  to common stock                             -          511,805
 Conversion of notes payable
  to preferred stock                          -          556,652
 Issuance of preferred stock
  at $2.00 per share for
  cash, net of issuance costs                 -          707,475
 Issuance of warrants for
  cash                                        -            3,000
 Issuance of warrants in
  connection with
  convertible notes payable                   -           28,000
 Net loss                                     -       (1,143,119)
----------------------------------------------------------------
Balance at December 31, 1991                  -         (840,708)
 Initial public offering at
  $6.50 per unit, net of
  issuance costs                              -        8,927,700
 Conversion of Series B
  preferred stock into common
  stock in connection with
  initial public offering                     -                -
 Conversion of Series A
  preferred stock into
  common stock at 1.13342
  per share                                   -        1,724,202
Net loss                                      -       (3,481,659)
----------------------------------------------------------------
Balance at December 31, 1992                  -        6,329,535
Exercise of common stock
options at $.68 per share                     -            2,040
 Net loss                                     -       (3,245,436)
----------------------------------------------------------------
Balance at December 31, 1993                  -        3,086,139
 Issuance of preferred stock
  at $100 per share for
  cash, net of issuance costs                 -        2,073,925
 Net loss                                     -       (3,245,359)
----------------------------------------------------------------
Balance at December 31, 1994                  -        1,914,705
 Issuance of preferred stock
  at $100 per share for
  cash, net of issuance costs                 -        2,432,150
 Series C dividends paid in
  Series D preferred stock                    -                -
 Interest paid in Series D
  preferred stock                             -            4,795
 Exercise of common stock
  options at $.53 per share                   -            1,060
 Net loss                                     -       (2,224,404)
----------------------------------------------------------------
Balance at December 31, 1995                  -        2,128,306

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD JULY 6, 1998 (INCEPTION) TO DECEMBER 31, 1997

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                       COMMON STOCK             PREFERRED STOCK           ADDITIONAL       DURING
                              -------------------------------------------------------      PAID-IN       DEVELOPMENT
                                  SHARES        AMOUNT       SHARES        AMOUNT          CAPITAL          STAGE
                              ------------------------------------------------------------------------------------------
 Exercise of common stock
  warrants at $1.25 per share      932,960      $  9,330           -     $         -      $ 1,156,870      $          -
 Exercise of common stock
  warrants at $2.50 per share,
  net of issuance costs            322,663         3,226           -               -          779,413                 -
 Exercise of common stock
  warrants at $1.00 per share       25,000           250           -               -           24,750                 -
 Exercise of common stock
  options                          136,000         1,360           -               -           91,650                 -
 Stock repurchases                 (16,320)         (163)          -               -          (81,437)                -
 Net loss                                -             -           -               -                -        (2,864,432)
                             -------------------------------------------------------------------------------------------
Balance at December 31, 1996     7,233,228        72,333      49,187       4,764,745       15,619,282       (19,207,237)
 Issuance of common stock at
  $2.50 per share, net of
  issuance costs                 1,904,000        19,040           -               -        4,601,322                 -
 Exercise of common stock
  options                           28,000           280           -               -           20,200                 -
 Issuance of common stock
  under stock purchase plan         15,036           151           -               -           29,950                 -
 Conversion of Series D
  preferred stock into
  common stock                   1,032,537        10,325     (20,973)     (2,097,342)       2,087,017                 -
 Series D dividends paid in
  common stock                     207,921         2,079           -               -          420,262          (422,341)
 Net loss                                -             -           -               -                -        (4,453,933)
                             -------------------------------------------------------------------------------------------
Balance at December 31, 1997    10,420,722      $104,208      28,214     $ 2,667,403      $22,778,033      $(24,083,511)
                             ===========================================================================================
                                 RECEIVABLES FROM      TOTAL
                                  SALE OF COMMON    STOCKHOLDERS'
                                     STOCK             EQUITY
                             -----------------------------------
 Exercise of common stock
  warrants at $1.25 per share       $         -      $ 1,166,200
 Exercise of common stock
  warrants at $2.50 per share,
  net of issuance costs                       -          782,639
 Exercise of common stock
  warrants at $1.00 per share                 -           25,000
 Exercise of common stock
  options                                     -           93,010
 Stock repurchases                            -          (81,600)
 Net loss                                     -       (2,864,432)
                             -----------------------------------
Balance at December 31, 1996                  -        1,249,123
 Issuance of common stock at
  $2.50 per share, net of
  issuance costs                              -        4,620,362
 Exercise of common stock
  options                                     -           20,480
 Issuance of common stock
  under stock purchase plan                   -           30,101
 Conversion of Series D
  preferred stock into
  common stock                                -                -
 Series D dividends paid in
  common stock                                -                -
 Net loss                                     -       (4,453,933)
                             -----------------------------------
Balance at December 31, 1997        $         -      $ 1,466,133
                             ===================================

 See accompanying notes.

                      Protein Polymer Technologies, Inc.
                        (A Development Stage Company)

                           Statements of Cash Flows

                                                                                                        FOR THE PERIOD
                                                                                                         JULY 6, 1988
                                                                                                        (INCEPTION) TO
                                                             YEARS ENDED DECEMBER 31,                    DECEMBER 31,
                                                    1997               1996               1995               1997
                                           ---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                          $(4,453,933)       $(2,864,432)       $(2,224,404)      $(23,407,295)
Adjustments to reconcile net loss to net
 cash used for operating activities:
  Stock issued for compensation                             -                  -                  -             20,100
  Stock issued for interest                                 -                  -              4,795              4,795
  Depreciation and amortization                       184,300            117,203            138,866          1,259,719
  Write-off of purchased technology                         -                  -                  -            503,500
  Changes in assets and liabilities:
   Deposits                                           (14,360)                 -              6,300            (36,617)
   Notes receivable from officers                    (153,000)                 -                  -           (153,000)
   Other current assets                               (11,613)            25,556            (21,138)           (88,868)
   Accounts payable                                   172,273             93,350            (75,189)           423,594
   Accrued employee benefits                           34,219             16,328             21,977            151,831
   Other accrued expenses                             (12,374)             1,927            (32,320)            41,151
   Deferred revenue                                   (75,000)            75,000             (5,000)                 -
                                           ---------------------------------------------------------------------------
Net cash used for operating activities             (4,329,488)        (2,535,068)        (2,186,113)       (21,281,090)

INVESTING ACTIVITIES
Purchase of technology                                      -                  -                  -           (570,000)
Purchase of equipment and improvements               (295,778)          (183,722)           (84,192)        (1,587,254)
Purchases of short-term investments                (4,226,729)        (1,943,042)        (1,540,000)       (16,161,667)
Sales of short-term investments                     4,244,954          2,490,000            487,028         15,186,850
                                           ---------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          (277,553)           363,236         (1,137,164)        (3,132,071)

FINANCING ACTIVITIES
Net proceeds from issuance of warrants and
 sale of common stock                               4,670,943          1,985,249              1,060         16,513,994
Net proceeds from issuance and conversion
 of preferred stock                                         -                  -          2,432,150          6,937,752
Net proceeds from convertible notes and
 detachable warrants                                        -                  -                  -          1,068,457
Payments on capital lease obligations                 (23,594)                 -                  -            (23,594)
Payment on note payable                                     -                  -                  -            (92,750)
Proceeds from note payable                                  -                  -                  -            334,323
Deferred offering costs                                17,356            (17,356)                 -                  -
                                           ---------------------------------------------------------------------------
Net cash provided by financing activities           4,664,705          1,967,893          2,433,210         24,738,182

Net increase (decrease) in cash and cash
 equivalents                                           57,664           (203,939)          (890,067)           325,021
Cash and cash equivalents at beginning of
 the period                                           267,357            471,296          1,361,363                  -
                                            ---------------------------------------------------------------------------
Cash and cash equivalents at end of the
 period                                           $   325,021        $   267,357        $   471,296       $    325,021
                                           ===========================================================================

                      Protein Polymer Technologies, Inc.
                        (A Development Stage Company)

                          Statements of Cash Flows

                                                                                                         JULY 6, 1988
                                                                                                        (INCEPTION) TO
                                                             YEARS ENDED DECEMBER 31,                    DECEMBER 31,
                                                   1997               1996                1995               1997
                                           ----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases              $  288,772      $        -         $        -           $  288,772
Interest paid                                           7,763               -                  -               71,236
Conversion of Series D preferred stock to
 common stock                                       2,097,342               -                  -            2,097,342

Series D stock issued for Series C stock                    -               -          2,073,925            2,073,925
Series C dividends paid with Series D stock                 -               -            253,875              253,875
Series D dividends paid with common stock          $  422,341      $        -         $        -           $  422,341
                                           ============================================================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements
                               December 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITIES

Protein Polymer Technologies, Inc. (the "Company") was established to design, produce and market genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company's operations have been directed primarily toward developing business strategies, raising capital, research and development activities, exploring marketing channels and recruiting personnel.

LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On April 13, 1998, the Company reached agreement with a small group of institutional and accredited investors on the terms of a private placement of 33,000 shares of the Company's Series E Convertible Preferred Stock and warrants to purchase an aggregate of 1,980,000 shares of common stock, pending the required Nasdaq ten day notification to existing stockholders. The Series E Convertible Preferred Stock is priced at $100 per share, and, if the financing closes as expected, the Company would receive approximately $3,200,000, net of estimated expenses (see Note 9, "Subsequent Event", below). The Company believes that these funds, combined with its cash, cash equivalents and short-term investments of $1.3 million as of December 31, 1997, and anticipated interest income, would be sufficient to meet its anticipated capital requirements until January 1999. If the private placement does not close, however, the Company will have depleted its cash and capital resources by the end of April 1998. Substantial additional capital resources will be required to fund continuing operating expenditures related to the Company's research, development, manufacturing and business development activities.

The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products (also see the "Liquidity and Capital Resources" section under Item 6).

NET LOSS PER COMMON SHARE

As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1997. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods. Under FAS No. 128, the Company is required to present basic and diluted earnings per share, if applicable. Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options and warrants outstanding.

The net loss per common share for the years ended December 31, 1997, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 1997, 1996 and 1995 have been adjusted for accumulated and/or paid dividends on the Series C and D Preferred Stock.

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

Research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, the Company is not obligated to refund payments previously received. Milestone and license payments are recorded as revenue when received as they have not been refundable and the Company has no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

PRODUCT REVENUE RECOGNITION

Revenue from product sales are recognized when orders are shipped.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expense reported during the period. Actual results could differ from those estimates. The financial statements contained herein do not include any reserves or adjustments that may result from the Company's going concern risk.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTION PLANS

The Company has elected to follow APB 25 and related accounting Interpretations. Under APB 25 whenever the exercise price of the Company's employee and non-employee director stock options equals the market price of the underlying stock on the date of grant no compensation expense is recognized. To date all options have been granted at prices equal to or greater than the market prices at date of grant. Options and warrants granted to consultants are accounted for using the fair value accounting method. The effects of using the fair value accounting method, as described in FASB Statement No. 123, "Accounting for Stock-Based Compensation", are described below under its own subheading to Note 3.

NEW ACCOUNTING STANDARDS

In June 1997, Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

                                                           DECEMBER 31,
                                                        1997           1996
                                                 ------------------------------


Laboratory equipment                                  $1,459,476     $1,079,945
Office equipment                                         171,490        131,801
Leasehold improvements                                   245,060         79,730
                                                 ------------------------------

                                                       1,876,026      1,291,476
Less accumulated depreciation and amortization        (1,106,462)      (922,162)
                                                 ------------------------------
                                                      $  769,564     $  369,314
                                                 ==============================

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

2.  INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities by balance sheet classification:

                                         DECEMBER 31,
                                      1997           1996
                               ------------------------------

Cash and cash equivalents:
 Commercial paper                     $      -       $250,000
 Money market funds                    325,021         17,357
                               ------------------------------
                                      $325,021       $267,357
                               ==============================


Short-term investments:
 Commercial paper                     $      -       $908,042
 U.S. Treasury obligations             974,817         85,000
                               ------------------------------
                                      $974,817       $993,042
                               ==============================

All of the available-for-sale securities are due in one year or less.

The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of December 31, 1997 and 1996.

3.  STOCKHOLDERS' EQUITY

SERIES D PREFERRED STOCK

In September 1995, the Company issued 49,187 shares of its Series D Convertible Preferred Stock ("Series D Stock") and warrants to purchase 500,960 shares of common stock at $1.25 per share. Of this amount, 20,000 shares of Series D Stock and warrants to purchase 400,000 shares of common stock were issued for cash at $100.00 per share; 21,600 shares of Series D Stock were issued in exchange for all outstanding shares of the Company's Series C Convertible Preferred Stock, and 2,539 shares were issued as consideration for accrued and unpaid dividends thereon; and an additional 5,048 shares of Series D Stock and warrants to purchase 100,960 shares of common stock were issued in exchange for cancellation of a $500,000 bridge loan and accrued interest thereon. Each share of Series D Stock earns a cumulative dividend at the annual rate of $10 per share payable as and when declared by the Company in the form of cash, common stock or any combination thereof. The Series D Stock is convertible into common stock after two years at the stockholder's option. The conversion price at the time

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (CONTINUED)

of conversion is the lesser of $3.75 or the market price. The Series D Stock is redeemable at the Company's option after four years. Automatic conversion of all of the Series D Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) a majority of stockholders decide to convert their stock. The Company has the option to demand conversion of the Series D Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference value of $100.00 per share.

The Series D stockholders were granted certain registration rights relating to their shares of common stock issuable upon conversion of the Series D Stock or upon exercise of their warrants. The holders were restricted from demanding registration of the underlying common shares of the Series D Stock and the warrants until the first anniversary of the closing of the Securities Purchase Agreement.

In September 1997, 20,973 shares of Series D Stock were converted into 1,032,537 shares of common stock at a conversion price of $2.03. Concurrently, accumulated dividends on the converted Series D Stock were paid in the form of 207,921 shares of common stock. During 1996 all of the warrants granted in connection with the issuance of the Company's Series C Stock and Series D Stock were exercised for 932,960 shares of common stock.

STOCK OPTION PLANS

In September 1996 the Company established the Protein Polymer Technologies, Inc. Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Board may modify the Plan at any time. During 1997 a total of 15,036 shares were purchased under the Plan at prices ranging from $1.91 to $2.13. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

In June 1996 the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. Such grants are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, and consist of 5,000 shares of common stock, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.   STOCKHOLDERS' EQUITY (CONTINUED)

grant date. The Board (or a designated committee of the Board) administers the 1996 Plan. At December 31, 1997, 70,000 shares have been granted under the 1996 Plan.

In November 1993 the Company repriced a total of 272,500 outstanding stock options to $1.00 per share, the then current fair market value.

The Company adopted the 1992 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,000,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. At December 31, 1997, options for 221,000 shares were exercisable, and 141,000 shares were available for future grant.

The Company adopted the 1989 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the date of grant. At December 31, 1997, options for 307,500 shares were exercisable, and 179,500 shares were available for future grant.

Since inception, the Company has granted non-qualified options outside the option plans to purchase a total of 525,100 shares of common stock (net of options cancelled) to employees, directors and consultants of the Company. At December 31, 1997, options for 318,100 shares were exercisable.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's stock option activity:

                                                                     Years ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                           1997                                1996                                1995
                            -------------------------------     -------------------------------     -------------------------------
                                                   Weighted                            Weighted                            Weighted
                                                    Average                             Average                             Average
                                                   Exercise                            Exercise                            Exercise
                                  Options            Price            Options            Price            Options            Price
                            ---------------     -----------     ---------------     -----------     ---------------     -----------
Outstanding - beginning
 of year                          1,393,600         $  1.38           1,064,600         $  0.90             910,600         $  0.91
   Granted                          190,000         $  2.34             465,000         $  2.27             183,500         $  0.86
   Exercised                        (28,000)         ($0.73)           (136,000)         ($0.68)             (2,000)         ($0.53)
   Forfeited                        (15,000)         ($0.60)                 -               -              (27,500)         ($0.93)

                            ---------------     -----------     ---------------     -----------     ---------------     -----------
Outstanding - end of year         1,540,600         $  1.52           1,393,600         $  1.38           1,064,600         $  0.90
                            ===============     ===========     ===============     ===========     ===============     ===========
Exercisable - end of year           916,600         $  1.56             732,100         $  1.08             714,500         $  0.87
                            ===============     ===========     ===============     ===========     ===============     ===========


The exercise prices for options outstanding as of December 31, 1997 range from $0.53 to $3.75. The weighted average remaining contractual life of these options is approximately 5.97 years.

STATEMENT 123 PRO FORMA INFORMATION

Pro forma information regarding net income and net income per share is required by Statement 123. This information has been calculated as if the Company has accounted for its stock options granted under the fair value method as described in this Statement, using the Black-Scholes option pricing model. The weighted average risk-free interest rate assumptions were 6.43% for 1997, 6.22% for 1996 and 6.58% for 1995; a volatility factor of the expected market price of the Company's common stock of 102% for 1997 and 110% for 1996 and 1995; expected option lives of 5 years for 1997 and 8 years for 1996 and 1995; and no dividend yields for all years.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (CONTINUED)

have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                           1997               1996               1995
                                     ----------------   ----------------   ----------------

Net loss as reported                     $(4,886,615)       $(3,356,299)       $(2,609,547)
Net loss per share as reported                 (0.52)             (0.51)             (0.45)
Net loss pro forma                        (5,188,511)        (3,492,030)        (2,632,144)
Net loss per share pro forma                   (0.55)             (0.53)             (0.45)
Weighted average fair value per
 share of options granted during
 the year                                $      1.77        $      2.06        $      0.84


The pro forma effect on net loss for 1997, 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

COMMON STOCK WARRANTS

As a result of the Company's initial public offering, unit holders were granted redeemable warrants ("Public Warrants") for 1,667,500 shares of common stock, which are exercisable at $8.00 per share, and are redeemable at the option of the Company at a redemption price of $.10 at any time after January 21, 1993, based on the price of the common stock and other requirements. In November 1996, the Company extended the expiration date of the Public Warrants to January 21, 1998. In December 1997, the Company extended the expiration date of the Public Warrants to March 27, 1998. In March 1998, the Company extended the expiration date of the Public Warrants to March 31, 1999.

At the time of the initial public offering, the underwriter was granted warrants to purchase 145,000 units at $8.06 per unit, subject to certain antidilution adjustments. These underwriter warrants expired on January 21, 1997.

At December 31, 1997, there were outstanding warrants, including the Public Warrants, to purchase a total of 1,883,800 shares of common stock at a weighted average exercise price of $7.95 per share. All of these warrants were exercisable at December 31, 1997.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


4.  STOCKHOLDER PROTECTION AGREEMENT

In 1997 the Board of Directors of the Company adopted a Stockholder Protection Agreement ("Rights Plan") that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions to protect stockholders in the event of an unsolicited attempt to acquire the Company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of the outstanding shares of Company common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of Company capital stock at a discounted price. The issuance of the Rights is not a taxable event, does not affect the Company's reported earnings per share, and does not change the manner in which the Company's common stock is traded.

5.  COMMITMENTS

The Company leases its office and research facilities under two operating leases totaling 21,000 square feet, that expire in December 1998. The Company has an option to renew the lease for an additional five years.

Annual future minimum operating and capital lease payments are as follows:


                                                                      Obligations
                                                 Operating               Under
       Year ending December 31,                    Leases            Capital Leases
 --------------------------------------     -----------------     -----------------

1998                                                 $455,734              $101,803
1999                                                   18,797               101,803
2000                                                   18,797                87,228
2001                                                   14,897                25,651
2002                                                    2,366                     -
 Total minimum operating and capital        -----------------      ----------------
  lease payments                                     $510,591              $316,485
                                            =================
Less amount representing interest                                           (51,307)
Present value of remaining minimum                                 ----------------
  capital lease payments                                                   $265,178
Less amount due in one year                                                 (75,110)
Long-term portion of obligations under                             ----------------
  capital leases                                                           $190,068
                                                                   ================

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

5. COMMITMENTS (continued)

Cost and accumulated depreciation of equipment held under capital leases as of December 31, 1997 was $279,497 and $30,070, respectively. The carrying amount of the Company's obligations under its capital lease agreements approximate their fair value and the implicit interest rate approximates the Company's borrowing rate.

Rent expense was approximately $412,000, $320,000, $306,000 and $2,778,000 for
the years ended December 31, 1997, 1996 and 1995 and for the period July 6, 1988 (inception) through December 31, 1997, respectively.

6.  RESEARCH AND DEVELOPMENT CONTRACTS AND ROYALTIES

In September 1995, the Company signed supply, licensing and development agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, whose affiliate is a preferred stockholder, related to the Company's surgical adhesives and sealants program. The agreements called for Ethicon to make licensing, milestone and contract revenue payments to the Company as certain scientific progress is achieved. Such payments were to total almost $11 million over the next several years if all milestones were met. In 1997, 1996 and 1995, the Company recognized $300,000, $600,000 and $800,000 of revenue respectively, related to these agreements. On December 16, 1997 Ethicon terminated the agreements with the Company. All rights to the technology and market reverted to the Company.

Under an agreement completed in October 1991 with Telios Pharmaceuticals, Inc., ("Telios"), now a wholly-owned subsidiary of Integra Life Sciences Corp., Telios granted the Company a worldwide, exclusive sublicense to use Telios patent rights to develop and sell protein polymers containing the RGD amino acid sequence in two or more polymer segments for the purpose of in vitro cell culture. In exchange for this sublicense, the Company has agreed to pay Telios royalties on net revenues derived by the Company from its sales of RGD containing polymers at a rate equal to 5% of net revenues, until such net revenues reach $500,000, and 3.5% of net revenues in excess of $500,000. There is a required minimum royalty payment by the Company of $25,000 per year.

In 1992 Stanford University granted the Company a non-exclusive, non-transferable right to use their recombinant DNA technology patents to develop and sell protein polymers. In exchange for this license, the Company has agreed to pay royalties on products sold employing this technology ranging from 1/2% to 10%, depending on the product. There is a required minimum royalty payment by the Company of $10,000 per year. During 1997 the technology patents expired; as of 1998 no further royalty payments are due.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

7.  INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards of approximately $21,385,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company has California net operating loss carryforwards of approximately $7,614,000. The California tax loss carryforwards continue to expire ($2,765,000 expired in 1997). The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, the required 50% limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $642,000 and $284,000, respectively, which will begin expiring in 2004 unless previously utilized.

As a result of an ownership change that occurred in January 1992, approximately $2,700,000 of the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. However, the Company believes that such limitations will not have a material impact upon the utilization of the carryforwards.

Significant components of the Company's deferred tax assets as of December 31, 1997 are shown below. A valuation allowance of $9,279,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                              1997                 1996
                                                    -----------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                            $ 7,922,000          $ 6,455,000
 Research and development credits                                827,000              626,000
 Other, net                                                      530,000              282,000
                                                    -----------------------------------------

Total deferred tax assets                                      9,279,000            7,363,000
Valuation allowance for deferred tax assets                   (9,279,000)          (7,363,000)
                                                    -----------------------------------------
Net deferred tax assets                                       $        -          $         -
                                                    =========================================

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

8.  EMPLOYEE BENEFITS PLAN

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 1997, the Company had not made a contribution to the Savings Plan.

9.  SUBSEQUENT EVENT

On April 13, 1998, the Company reached agreement with a small group of institutional and accredited investors regarding a private placement of initially 33,000 shares of the Company's Series E Convertible Preferred Stock and warrants to purchase an aggregate of 1,980,000 shares of common stock. If the financing closes as expected, the Company would receive approximately $3,200,000, net of estimated expenses, pending the required Nasdaq ten day notification to existing stockholders. Each share of Series E Convertible Preferred Stock, if issued, would be convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts would be paid. The issuance, if it occurs, is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and meets the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III


     Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 1998.


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

     10.10 (5) Replacement ProNectin F License Agreement between Cellco, Inc.
               and the Company, dated February 15, 1995.

     10.11 (6) License and Development Agreement between the Company and
               Ethicon, Inc., dated September 14, 1995.

     10.12 (6) Supply Agreement between the Company and Ethicon, Inc., dated
               September 14, 1995.

     10.13 (6) Escrow Agreement between Protein Polymer Technologies, Inc. and
               Ethicon, Inc., dated September 14, 1995.

     10.14 (6) Amended and Restated Registration Rights Agreement dated
               September 14, 1995, among the Company and the holders of its Series D Preferred Stock.

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

                                       23

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

     10.27(8)  Employment Agreement, dated as of November 1, 1996, between the
               Company and Joseph Cappello.

     10.28(8)  Employment Agreement, dated as of November 1, 1996, between the
               Company and Franco A. Ferrari.

     10.29(8)  Employment Agreement, dated as of November 1, 1996, between the
               Company and Erwin R. Stedronsky.

     10.30(8)  Employment Agreement, dated as of November 1, 1996, between the
               Company and Aron P. Stern.

     10.31(9) Stockholder Protection Agreement dated August 22, 1997 between the Company and Continental Stock Transfer & Trust Company as rights agent.

     10.32     Employee Stock Purchase Plan, together with Form of Stock
               Purchase Agreement.

     23.1      Consent of Ernst & Young LLP, Independent Auditors.

     27        Financial Data Schedule.

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

  (8) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on March 27, 1997.

  (9) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed with the Commission on August 27, 1997.

(b)       Reports on Form 8-K.

          None.

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PROTEIN POLYMER TECHNOLOGIES, INC.


April 13, 1998                By /S/  J. THOMAS PARMETER
                                 -----------------------
                                 J. Thomas Parmeter
                                 Chairman of the Board, Chief
                                 Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Capacity                                    Date
---------                --------                                    ----

/S/  J. THOMAS PARMETER       Chairman of the Board, Chief       April 13, 1998
-----------------------       Executive Officer, President
J. Thomas Parmeter


/S/  ARON P. STERN            Vice President, Chief Financial    April 13, 1998
-----------------------       Officer (Principal Accounting
Aron P. Stern                 Officer)


/S/  PATRICIA J. CORNELL      Director                           April 13, 1998
------------------------
Patricia J. Cornell


/S/  EDWARD E. DAVID          Director                           April 13, 1998
-----------------------
Edward E. David


/S/  PHILIP J. DAVIS          Director                           April 13, 1998
-----------------------
Philip J. Davis


/S/  EDWARD J. HARTNETT       Director                           April 13, 1998
-----------------------
Edward J. Hartnett


/S/  BRENT R. NICKLAS         Director                           April 13, 1998
-----------------------
Brent R. Nicklas


/S/  BERTRAM I. ROWLAND       Director                           April 13, 1998
-----------------------
Bertram I. Rowland


/S/  GEORGE R. WALKER         Director                           April 13, 1998
-----------------------
George R. Walker