Form 10QSB
period 1998-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1998-05-15
CIK 858155

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________to ____________

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of May 14, 1998, 10,473,873
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    No X
                                                                 ---   ---

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                             Page No.
                                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Balance Sheets -
      March 31, 1998 and December 31, 1997.................................     3

     Condensed Statements of Operations -
      For the Three Months ended March 31, 1998 and 1997
       and the period July 6, 1988 (inception) to March 31, 1998...........     4

     Condensed Statements of Cash Flows -
      For the Three Months ended March 31, 1998 and 1997
       and the period July 6, 1988 (inception) to March 31, 1998...........     5

     Notes to Condensed Financial Statements...............................     7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................     9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................    12

        Signature..........................................................    13

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                            Condensed Balance Sheets



                                                                           MARCH 31,         DECEMBER 31,
                                                                             1998                1997
                                                                        -----------------------------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                              $      267,992       $    325,021
 Short-term investments                                                              -            974,817
 Other current assets                                                           37,718             88,868
                                                                        -----------------------------------
Total current assets                                                           305,710          1,388,706

 Deposits                                                                       36,177             36,617
 Notes receivable from officers                                                150,000            153,000
 Deferred offering costs                                                         7,102                  -
 Equipment and leasehold improvements, net                                     701,948            769,564
                                                                        -----------------------------------
                                                                         $   1,200,937       $  2,347,887
                                                                        ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $    545,609        $    423,594
 Accrued employee benefits                                                    184,850             151,831
 Other accrued expenses                                                        22,796              41,151
 Current portion capital lease obligations                                     77,358              75,110
                                                                        -----------------------------------
Total current liabilities                                                     830,613             691,686

Long-term portion capital lease obligations                                   169,863             190,068

Stockholders' equity:
  Series D convertible preferred stock, $.01 par value, 71,600 shares authorized, 28,214 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively;
   liquidation preference $2,821,400                                        2,667,403           2,667,403
  Common stock, $.01 par value, 25,000,000 shares authorized,
   10,429,094 and 10,420,722 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively                         104,292             104,208
  Additional paid-in capital                                               22,789,514          22,778,033
  Deficit accumulated during development stage                            (25,360,748)        (24,083,511)
                                                                        -----------------------------------
Total stockholders' equity                                                    200,461           1,466,133
                                                                        -----------------------------------
                                                                         $  1,200,937        $  2,347,887
                                                                        ===================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                       Condensed Statements of Operations
                                  (unaudited)


                                                                                    FOR THE PERIOD
                                                                                     JULY 6, 1988
                                                       THREE MONTHS ENDED           (INCEPTION) TO
                                                            MARCH 31,                  MARCH 31,
                                                       1998          1997                1998
                                                  -------------------------------------------------

Revenues:
  Contract revenue                                 $     53,750     $   137,250    $   4,358,715
  Interest income                                         8,656          62,445          954,607
  Product and other income                               25,039          18,604          584,207
                                                  -------------------------------------------------
Total revenues                                           87,445         218,299        5,897,529

Expenses:
 Cost of sales                                            3,160          11,888          278,681
 Research and development                               853,224         638,929       18,100,492
 Selling, general and administrative                    502,048         428,588       11,931,467
 Royalties                                                6,250          16,250          271,421
                                                   ------------------------------------------------
Total expenses                                        1,364,682       1,095,655       30,582,061
                                                   ------------------------------------------------

Net loss                                             (1,277,237)       (877,356)     (24,684,532)

Undeclared dividends on preferred stock                  69,567         121,282        1,487,259
                                                   ------------------------------------------------

Net loss applicable to common shareholders         $ (1,346,804)    $  (998,638)   $ (26,171,791)
                                                   ================================================

Net loss per common share - basic and
 diluted                                                 $(0.13)    $     (0.11)
                                                   ============================

Shares used in computing net loss per
 common share - basic and diluted                    10,429,094       9,035,106
                                                   ============================


See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)



                                                                                  FOR THE PERIOD
                                                                                   JULY 6, 1988
                                                       THREE MONTHS ENDED         (INCEPTION) TO
                                                            MARCH 31,                MARCH 31,
                                                        1998         1997              1998
                                                   ----------------------------------------------

OPERATING ACTIVITIES
Net loss                                            $ (1,277,237)   $  (877,356)   $(24,684,532)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Stock issued for compensation and interest                  -              -          24,895
   Depreciation and amortization                          88,842         36,289       1,348,561
   Write-off of purchased technology                           -              -         503,500
   Changes in assets and liabilities:
     Deferred offering costs                              (7,102)        17,356          (7,102)
     Deposits                                                440         (8,222)        (36,177)
     Notes receivable from officers                        3,000              -        (150,000)
     Other current assets                                 51,150        (48,496)        (37,718)
     Accounts payable                                    122,015        (80,099)        545,609
     Accrued employee benefits                            33,019         16,466         184,850
     Other accrued expenses                              (18,355)        46,648          22,796
     Deferred revenue                                          -         20,750               -
                                                   ----------------------------------------------
Net cash used for operating activities                (1,004,228)      (876,664)    (22,285,318)

INVESTING ACTIVITIES
Purchase of technology                                         -              -        (570,000)
Purchase of equipment and improvements                   (21,226)       (15,207)     (1,608,480)
Purchases of short-term investments                            -     (3,978,384)    (16,161,667)
Sales of short-term investments                          974,817        642,313      16,161,667
                                                   ----------------------------------------------
Net cash provided by (used for) investing
 activities                                         $    953,591    $(3,351,278)   $ (2,178,480)

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)


                                                                               FOR THE PERIOD
                                                                                 JULY 6, 1988
                                                        THREE MONTHS ENDED      (INCEPTION) TO
                                                            MARCH 31,             MARCH 31,
                                                        1998         1997           1998
                                                     ------------------------------------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock                   $  11,565   $ 4,624,702    $ 16,525,559
Net proceeds from issuance and conversion
 of preferred stock                                           -             -       6,937,752
 Net proceeds from convertible notes and
 detachable warrants                                          -             -       1,068,457
Payment on capital lease obligations                    (17,957)       (2,178)        (41,551)
Payment on note payable                                       -             -         (92,750)
Proceeds from note payable                                    -             -         334,323
                                                     ------------------------------------------
Net cash provided by (used for) financing
 activities                                              (6,392)    4,622,524      24,731,790
                                                     ------------------------------------------
Net increase (decrease) in cash and cash equivalents    (57,029)      394,582         267,992

Cash and cash equivalents at beginning of
 period                                                 325,021       267,357               -
                                                     ------------------------------------------
Cash and cash equivalents at end of period            $ 267,992   $   661,939    $    267,992
                                                     ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases                 $       -   $    38,595    $    288,772
Interest paid                                             7,495           472          78,731
Conversion of Series D preferred stock to
 common stock                                                 -             -       2,097,342
Series D stock issued for Series C stock                      -             -       2,073,925
Series C dividends paid with Series D stock                   -             -         253,875
Series D dividends paid with common stock             $       -   $    38,595    $    422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

                                 March 31, 1998


  1.  BASIS OF PRESENTATION

  The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

  3.  ACCOUNTING STANDARDS ON EARNINGS PER SHARE

  As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1997. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also includes potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

  Both the basic and diluted loss per share for the three months ended March 31, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

  4.  NOTE RECEIVABLE WITH OFFICER

  A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the
  unpaid principal balance.   In February 1998 the loan term was extended one
  year. All remaining principal and accrued interest thereon is to be paid to the Company in full by February 1999.

  5.  SUBSEQUENT EVENTS

  Private Placement:

  On April 24, 1998, the Company closed on a private placement with a small group of institutional and accredited investors of initially 39,312.50 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") and warrants to purchase an aggregate of 2,358,750 shares of common stock. The Series E Stock was priced at $100 per share, and the Company received approximately $3.93 million, less approximately $191,000 in estimated expenses. In addition, the Company expects to receive approximately $1.51 million, less expenses, from a subsequent closing on or about May 15, 1998.

  Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company has agreed to register the shares of common stock underlying the Series E Stock and the warrants with the Securities and Exchange Commission within 90 to 120 days after the closing. The Company has agreed to use its best efforts to nominate for election a person selected by the holders of the Series E Stock to its Board of Directors.

  Each share of Series E Stock also received two common stock warrants. One warrant is exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expires approximately 18 months after the close of the offering; the other warrant is exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expires approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share has been issued as a finder and document review fee paid to a lead investor.

  In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock. The Company's Series F Convertible Preferred Stock is equivalent to the Company's Series E Stock with regard to liquidation preferences. All other terms of the Company's Series F Convertible Preferred Stock remain the same as the Company's Series D Convertible Preferred Stock.

  Facilities Lease:

  On April 24, 1998, the Company executed a new lease on its existing facilities, which includes the Company's administrative offices and its laboratory facilities. The lease commences May 1, 1998 and expires in seven years. The current annual rent is approximately $412,000. The Company also agreed to lease expansion space of approximately 6,000 square feet starting September 1, 1999.

  6.  LIQUIDITY

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and cash equivalents as of March 31, 1998, plus amounts received as of April 24, 1998 from the initial private placement of the Company's Series E Convertible Preferred Stock (see "Subsequent Events", above), is sufficient to meet its anticipated capital requirements until January 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available, the Company may be required to significantly curtail its operating plans and relinquish rights to significant portions of the Company's technology or potential products.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  CERTAIN STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-QSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SUCH AS HISTORY OF OPERATING LOSSES, RAISING ADEQUATE CAPITAL FOR CONTINUING OPERATIONS, EARLY STAGE OF PRODUCT DEVELOPMENT, COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS, SCIENTIFIC AND TECHNICAL UNCERTAINTIES, COMPETITIVE PRODUCTS AND APPROACHES, RELIANCE UPON COLLABORATIVE PARTNERSHIP AGREEMENTS AND FUNDING, REGULATORY TESTING AND APPROVALS, PATENT PROTECTION UNCERTAINTIES AND MANUFACTURING SCALE-UP AND REQUIRED QUALIFICATIONS. WHILE THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGMENT AND EXPECTATIONS FOR THE COMPANY, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS SUGGESTED HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF. THE READER IS ENCOURAGED TO REFER TO THE COMPANY'S 1997 ANNUAL REPORT AND 10-KSB AND OTHER RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY, TO FURTHER ASCERTAIN THE RISKS ASSOCIATED WITH THESE STATEMENTS.

  GENERAL OVERVIEW

  Protein Polymer Technologies, Inc. is a development-stage biotechnology company dedicated to the research, development and production of proprietary protein-based materials. Since 1992 the Company has focused on medical uses for its materials, primarily for the surgical repair markets: surgical adhesives and sealants, soft tissue augmentation, wound healing and tissue engineering, surgical adhesion barriers and drug delivery devices. The Company has also developed technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications, including cardiovascular products and contact lenses. The Company has been unprofitable to date, and has an accumulated deficit of $25,361,000.

  In September 1995 the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, regarding its surgical adhesives and sealants program. Ethicon terminated the relationship in December 1997, which adversely affected the Company. The Company's strategy with most of its programs is to enter into collaborative development agreements with major medical product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for several more years.

  In early January 1997 the Company received $4.76 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share. The Company registered the shares with the Securities and Exchange Commission promptly after the closing; the registration was declared effective on January 24, 1997.

  The Company's cash balance as of March 31, 1998 was $268,000. The Company plans to raise additional funds for continuing operations through private or public offerings and collaborative agreements. On April 24, 1998 the Company received approximately $3.93 million, less expenses of approximately $191,000, from the initial placement of its Series E Convertible

  Preferred Stock and warrants with a small number of institutional and accredited investors. On a pro forma basis, the cash balance including the net amount raised with existing cash would be $4,008,000. At planned spending levels this amount is expected to meet the Company's anticipated capital requirements until January 1999.

  RESULTS OF OPERATIONS

  Contract research revenue for the three months ended March 31, 1998 totaled $54,000, compared to $137,000 in revenue for the same period in 1997. The lower revenue represents reduced research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc. No additional contract revenues will be generated from the Ethicon agreements.

  Interest income was $9,000 for the three months ended March 31, 1998, versus $62,000 for the same period in 1997. The decrease resulted from reduced cash available for investing.

  For the three months ended March 31, 1998 and 1997, sales and license fees from the Company's ProNectin(R) F product line were $25,000 and $19,000, respectively. The increase was due to reorders into the distributor pipeline.

  Cost of sales was $3,000 for the three months ended March 31, 1998, compared to $12,000 for the same period in 1997. The decrease in costs related primarily to the sale of higher margin products. Royalty expenses was $6,000 for the three month period ended March 31, 1998, compared to $16,000 for the same period in 1997. The reduction in expense was due to the expiration of patents and royalty requirements paid to Stanford University. The remaining royalty expense of $6,000 is paid to Telios Pharmaceuticals, Inc.

  Research and development expenses for the three months ended March 31, 1998 were $853,000, compared to $639,000 for the same period in 1997, a 34% increase. The increase was primarily attributable to expanded efforts related to the Company's soft tissue augmentation program, including expanded preclinical testing in preparation for submittal to the Food and Drug Administration ("FDA") to begin human clinical testing, and implementation of Good Laboratory Practices ("GLP") materials manufacturing capabilities. The Company expects that its research and development expenses will continue to increase over time to the extent its projects are successfully progressing and additional capital is obtained.

  Selling, general and administrative expenses for the three months ended March 31, 1998 were $502,000, as compared to $429,000 for the same period in 1997, a 17% increase. This increase was due to additional legal expenses primarily related to Securities and Exchange Commission filings, additional staff and increased investor relations expenses. The Company expects its selling, general and administrative expenses to continue to increase as support for its research and development efforts require and to the extent additional capital is obtained.

  For the three months ended March 31, 1998, the Company recorded a net loss applicable to common shareholders of $1,347,000, or $.13 per share compared to a loss of $999,000, or $.11 per share for the same period in 1997, a 35% increase. Also included in each of the three month periods of 1998 and 1997 was $70,000 and $121,000, respectively, for undeclared dividends related to the Company's preferred stock.

  The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's soft tissue augmentation program's development, manufacturing and business development activities. The Company's results depend on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

  To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

  LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $268,000 as compared to $1,300,000 at December 31, 1997. As of March 31, 1998, the Company had working capital of ($525,000) as compared to $697,000 at December 31, 1997. In April 1998 the Company received $3.93 million, less expenses of approximately $191,000, from an initial private placement of the Company's Series E Convertible Preferred Stock with a small number of institutional and qualified individual investors.

  The Company had long-term debt obligations as of March 31, 1998 of $170,000 in the form of capital lease obligations, versus $190,000 as of December 31, 1997. For the three months ending March 31, 1998, the Company's expenditures for capital equipment and leasehold improvements totaled $21,000, compared with $15,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for preclinical and clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

  The Company believes its existing available cash and short-term investments, including the proceeds from the initial private placement of Series E Convertible Preferred Stock, will be sufficient to meet its anticipated capital requirements until January 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meeting the continuing capital requirements of its operations, including additional collaborative agreements and public or private financings. For example, additional placements of the Company's Series E Convertible Preferred Stock may occur until May 15, 1998. Also, later in 1998 and during 1999 the possible exercise of existing public and private warrants could result in substantial funds for continuing operations. Further, the Company is currently in preliminary discussions with a number of potential collaborative partners that, based on the results of various materials evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits:

    Exhibit
    Number    Description
    ------    -----------

    10.33 Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors.

      27      Financial Data Schedule.


b.  Reports on Form 8-K

    None.

                                   SIGNATURE


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEIN POLYMER TECHNOLOGIES, INC.



  Date  May 14, 1998        By  /s/  J. Thomas Parmeter
        ------------            -------------------------------
                                J. Thomas Parmeter
                                Chairman of the Board, Chief
                                Executive Officer, President


  Date  May 14, 1998        By  /s/  Aron P. Stern
        ------------            ------------------
                                Aron P. Stern
                                Vice President, Finance and Administration
                                and Chief Financial Officer

                                 EXHIBIT INDEX



 Exhibit                                                    Sequentially
 Number    Description                                      Numbered Page
 ------    -----------                                      -------------


 10.33 Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San
           Diego Investors.

  27       Financial Data Schedule.