Form 10QSB
period 1998-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1998-08-14
CIK 858155

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No ___
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 1998, 10,575,811 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X
                                                                          ---

================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                     Page No.
                                                                     ________
PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

Condensed Balance Sheets -
 June 30, 1998 and December 31, 1997...............................       3

Condensed Statements of Operations -
 For the Three and Six Months Ended June 30, 1998 and 1997
  and the period July 6, 1988 (inception) to June 30, 1998.........       5

Condensed Statements of Cash Flows -
 For the Six Months Ended June 30, 1998 and 1997
  and the period July 6, 1988 (inception) to June 30, 1998.........       6

Notes to Condensed Financial Statements............................       8

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations........      10

PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders...      13

Item 6.      Exhibits and Reports on Form 8-K......................      13

             Signature.............................................      14

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                 June 30,       December 31,
                                                   1998             1997
                                                 --------       ------------
                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $3,098,774     $  325,021
   Short-term investments                            893,180        974,817
   Other current assets                               38,696         88,868
                                                  ----------     ----------
Total current assets                               4,030,650      1,388,706

Deposits                                              36,977         36,617
Notes receivable from officers                       147,000        153,000
Equipment and leasehold improvements, net            689,812        769,564
                                                  ----------     ----------
                                                  $4,904,439     $2,347,887
                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  360,513     $  423,594
   Accrued employee benefits                         156,589        151,831
   Other accrued expenses                             33,873         41,151
   Current portion capital lease obligations          79,674         75,110
                                                  ----------     ----------
Total current liabilities                            630,649        691,686

Long-term portion capital lease obligations          149,054        190,068

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Balance Sheets, continued

                                                 June 30,       December 31,
                                                   1998             1997
                                                 _________      ____________
                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY, continued

Stockholders' equity:
   Series D convertible preferred stock,
    $.01 par value, 71,600 shares authorized,
    1,794 and 28,214 shares issued and
    outstanding at June 30, 1998 and
    December 31, 1997, respectively -
    liquidation preference of $179,400                 169,608      2,667,403
   Series E convertible preferred stock,
    $.01 par value, 55,000 shares authorized,
    54,437.5 shares issued and
    outstanding at June 30, 1998 -
    liquidation preference of $5,437,500             5,277,813              -
   Series F convertible preferred stock,
    $.01 par value, 27,317 shares authorized,
    26,420 shares issued and outstanding
    at June 30, 1998 - liquidation
    preference of $2,642,000                         2,497,795              -

   Common stock, $.01 par value, 25,000,000
    shares authorized, 10,536,467 and
    10,420,722 shares issued and outstanding
    at June 30, 1998 and December 31,
    1997, respectively                                 105,131        104,208
   Additional paid-in capital                       26,151,604     22,778,033
   Deficit accumulated during development
    stage                                          (30,077,215)   (24,083,511)
                                                  ------------   ------------
Total stockholders' equity                           4,124,736      1,466,133
                                                  ------------   ------------
                                                  $  4,904,439   $  2,347,887
                                                  ============   ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)

                                                                                                     For the
                                                                                                      period
                                        Three Months                   Six Months                  July 6, 1988
                                        Ended June 30,                Ended June 30,               (inception) to
                                       1998           1997           1998           1997           June 30, 1998
                                       ----           ----           ----           ----           ---------------
Revenues:
  Contract revenue                      $         -    $    95,750    $    50,000    $   233,000    $  4,358,715
  Interest income                            39,909         59,289         48,565        121,734         994,516
  Product and other income                    5,506         15,300         34,295         33,904         589,713
                                        -----------    -----------    -----------    -----------    ------------
Total revenues                               45,415        170,339        132,860        388,638       5,942,944

Expenses:
  Cost of sales                               1,213          6,033          4,373         17,921         279,894
  Research and development                1,064,159        777,296      1,917,383      1,416,225      19,164,651
  Selling, general and administrative       424,010        561,326        926,058        989,914      12,355,477
  Royalties                                   6,250          6,250         12,500         22,500         277,671
                                        -----------    -----------    -----------    -----------    ------------
Total expenses                            1,495,632      1,350,905      2,860,314      2,446,560      32,077,693
                                        -----------    -----------    -----------    -----------    ------------

Net loss                                 (1,450,217)    (1,180,566)    (2,727,454)    (2,057,922)    (26,134,749)
Undeclared, imputed and/or
  paid dividends on
  preferred stock                         3,335,936        122,630      3,405,503        243,912       4,823,195
                                        -----------    -----------    -----------    -----------    ------------

Net loss applicable to
  common shareholders                   $(4,786,153)   $(1,303,196)   $(6,132,957)   $(2,301,834)   $(30,957,944)
                                        ===========    ===========    ===========    ===========    ============

Basic and diluted net
  loss per common share                 $     (0.46)   $     (0.14)   $     (0.59)   $     (0.25)
                                        ===========    ===========    ===========    ===========

Shares used in computing
   basic and diluted net
   loss per common share                 10,455,953      9,148,593     10,442,598      9,092,163
                                        ===========    ===========    ===========    ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)



                                                                                             For the period
                                                                                              July 6, 1988
                                                Six Months ended June 30,                    (inception) to
                                                 1998                 1997                    June 30, 1998
                                            ---------------       ---------------          ----------------------
OPERATING ACTIVITIES
Net loss                                    $ (2,727,454)        $ (2,057,922)               $(26,134,749)
Adjustments to reconcile net loss to
 net cash used for operating activities:
 Stock issued for compensation and interest            -                    -                      24,895
 Depreciation and amortization                   179,002               76,572                   1,438,721
 Write-off of purchased technology                     -                    -                     503,500
 Changes in assets and liabilities:
  Deferred offering costs                              -               17,356                           -
  Deposits                                          (360)             (16,222)                    (36,977)
  Notes receivable from officers                   6,000             (150,000)                   (147,000)
  Other current assets                            50,172              (46,196)                    (38,696)
  Accounts payable                               (63,081)             109,078                     360,513
  Accrued employee benefits                        4,758               22,368                     156,589
  Other accrued expenses                          (7,278)              28,672                      33,873
                                            ------------         ------------                ------------
Net cash used for operating activities        (2,558,241)          (2,016,294)                (23,839,331)

INVESTING ACTIVITIES
Purchase of technology                                 -                    -                    (570,000)
Purchase of equipment and improvements           (99,250)            (198,744)                 (1,686,504)
Purchases of short-term investments             (893,180)          (4,051,911)                (17,054,847)
Sales of short-term investments                  974,817            1,886,510                  16,161,667
                                            ------------         ------------                ------------
Net cash used for investing activities           (17,613)          (2,364,145)                 (3,149,684)

                                    PROTEIN POLYMER TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                              Condensed Statements of Cash Flows, continued
                                               (unaudited)



                                                                                                  For the period
                                                                                                   July 6, 1988
                                                     Six Months ended June 30,                    (inception) to
                                                      1998                 1997                    June 30, 1998
                                                ---------------       ---------------          ----------------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock              $   108,244          $   4,638,637                $ 16,622,238
Net proceeds from issuance and conversion
 of preferred stock                                5,277,813                      -                  12,215,565
Net proceeds from convertible notes and
 detachable warrants                                       -                      -                   1,068,457
Payment on capital lease obligations                 (36,450)                (4,701)                    (60,044)
Payment on notes payable                                   -                      -                     (92,750)
Proceeds from note payable                                 -                      -                     334,323
                                                 -----------            -----------                ------------
Net cash provided by financing activities          5,349,607              4,633,936                  30,087,789
                                                 -----------            -----------                ------------
Net increase in cash and cash equivalents          2,773,753                253,497                   3,098,774
Cash and cash equivalents at beginning
 of the period                                       325,021                267,357                           -
                                                 -----------            -----------                ------------
Cash and cash equivalents at end
 of the period                                  $  3,098,774           $    520,854                $  3,098,774
                                                ============           ============                ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases           $          -           $     38,595                $    288,772
Interest paid                                         14,453                  1,824                      86,226
Conversion of Series D Preferred Stock to
 Series F Preferred Stock                          2,497,795                      -                   2,497,795
Conversion of Series D Preferred Stock to
 common stock                                              -                      -                   2,097,342
Series D Stock issued for Series C Stock                   -                      -                   2,073,925
Series C dividends paid with Series D Stock                -                      -                     253,875
Series D dividends paid with common stock                  -                      -                $    422,341

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements
                                  (Unaudited)


                              September 30, 1997

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize imputed and accumulated dividends on the Company's Preferred Stock. The accumulated dividends are payable when declared by the Board of Directors in cash or common stock.

During April and May 1998, the Company issued Series E Convertible Preferred Stock whereby each share is at any time convertible into 80 shares of common stock at $1.25 per common share at the option of the holder. At each date of issuance, the fair market value of the common stock was $2.00 per share. Therefore, each investor received a beneficial conversion feature of $.75 per common share. The Company recorded this difference as an "imputed" dividend totaling $3,266,250 during the three months ended June 30, 1998. (See Note 5. below regarding a second closing of Series E Convertible Preferred Stock.)

3.  Basic and Diluted Loss Per Share

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

Both the basic and diluted loss per share for the three and six months ended June 30, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

4.  Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash, cash equivalents and short-term investments as of June 30, 1998 is sufficient to meet its anticipated capital requirements until the second quarter of 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

5.  Series E Convertible Preferred Stock

On April 24, 1998, the Company closed on a private placement with a small group of institutional and accredited investors of 39,312.5 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,358,750 shares of common stock. The Company received approximately $3.93 million, less approximately $146,000 in estimated expenses.

On May 15, 1998, the Company closed on a subsequent private placement with a small group of institutional and accredited investors of 15,125 shares of Series E Stock, with warrants to purchase an aggregate of 907,500 shares of common stock, on the same terms as the initial closing. The Company received approximately $1.51 million, less expenses of approximately $20,000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN STATEMENTS OR REFERENCES IN THIS QUARTERLY REPORT ON FORM 10-QSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. WHILE THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGEMENT AND EXPECTATIONS FOR THE COMPANY, SUCH RISKS AND
UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS SUGGESTED HEREIN; FURTHER, THE COMPANY IS NOT OBLIGATED TO PUBLICLY COMMENT SPECIFICALLY ON THOSE DIFFERENCES. RISKS ASSOCIATED WITH THE COMPANY'S ACTIVITIES INCLUDE SCIENTIFIC AND PRODUCT DEVELOPMENT UNCERTAINTIES, COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS, COMPETITIVE PRODUCTS AND APPROACHES, ATTAINING COLLABORATIVE PARTNERSHIP INTEREST AND FUNDING, PATENT PROTECTION UNCERTAINTIES, REGULATORY TESTING AND APPROVALS, AND MANUFACTURING SCALE-UP AND REQUIRED QUALIFICATIONS. THE READER IS ENCOURAGED TO REFER TO THE COMPANY'S 1997 ANNUAL REPORT AND FORM 10-KSB, AS WELL AS OTHER RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, TO ASCERTAIN THE RISKS ASSOCIATED WITH THESE STATEMENTS.

General Overview

Protein Polymer Technologies, Inc. develops high performance biomaterials designed to improve medical and surgical outcomes. From its inception in 1988, the Company has been a pioneer in protein design and synthesis, and as a result has achieved an exceptional proprietary position in protein-based materials technology. The Company's biocompatible polymers have been genetically engineered to enable cell growth, promote the regeneration of tissue, bond to natural and synthetic surfaces, and resorb into tissue at controlled rates. Targeted applications include soft tissue augmentation, tissue adhesives and sealants, tissue engineering and wound healing, and localized drug delivery. The Company has also developed technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications. The Company has been unprofitable to date, and has an accumulated deficit of $30,077,215.

In September 1995, the Company entered into collaborative agreements with Ethicon, Inc., a subsidiary of the Johnson & Johnson Company, related to the Company's surgical adhesives and sealants program. Ethicon terminated the relationship in December 1997, which adversely affected the Company. The Company does not currently have any agreements under which it would receive continuing contract research and milestone payments. The Company's strategy with most of its programs is to enter into collaborative development agreements with major medical product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues in the form of up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for several more years.

In April and May 1998, the Company received approximately $5.3 million, net of estimated expenses, from the sale of its Series E Convertible Preferred Stock to a small group of accredited and institutional investors, consisting of 54,437.5 shares at $100 per share. Each share converts at any time at the holder's option into 80 shares of common stock at $1.25 per common share. Accompanying the sale of the Series E Convertible Preferred Stock was a warrant to purchase 40 shares of common stock at $2.50 a share, expiring 18 months after the close of the private placement, and a second warrant to purchase 20 shares of common stock at $5.00 per share.

In early January 1997, the Company received $4.8 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing; the registration was declared effective on January 24, 1997.

Results of Operations

The Company received no contract research revenue for the three months ended June 30, 1998, compared to $96,000 revenue for the same period in 1997. For the six month period ended June 30, 1998, these revenues were $50,000, compared to $233,000 for the same period in 1997. The revenue primarily consisted of contractual payments from Ethicon related to the Company's surgical adhesives and sealants program, along with smaller payments from certain materials evaluation agreements.

Interest income was $40,000 for the three months ended June 30, 1998, versus $59,000 for the same period in 1997. For the six month period ended June 30, 1998, interest income was $49,000, compared to $122,000 for the same period in 1997. The decrease in income resulted from the differences in timing related to the receipt of additional cash from the sale of stock in private placements during April and May 1998 versus January 1997.

For the three months ended June 30, 1998 and 1997, sales from the Company's ProNectin(R) F product line were $6,000 and $15,000, respectively. For the six month periods ended June 30, 1998 and 1997, these product sales were consistent at $34,000. The decreases were due to the elimination of promotional expenditures and the cessation of direct marketing for the entire product line, redirecting those resources into preclinical and regulatory efforts.

Cost of sales was $1,000 for the three months ended June 30, 1998, compared to $6,000 for the same period in 1997. For the six month period ended June 30, 1998, this expense was $4,000, compared to $18,000 for the same period in 1997. The decreases related to changes in the mix of product sold, and a reduction in total revenues. Royalty expenses paid to Telios Pharmaceuticals, Inc. were $6,000 for each of the three months ended June 30, 1998 and 1997, and $13,000 for each of the six month periods ended June 30, 1998 and 1997. A $10,000 annual royalty was paid to Stanford University during the six month period ended June 30, 1997, but no such payment was made in the corresponding of 1998 because the relevant patents had expired.

Research and development expenses for the three months ended June 30, 1998 were $1,064,000, compared to $777,000 for the same period in 1997, a 37% increase. For the six month period ended June 30, 1998, these expenses were $1,917,000, compared to $1,416,000 for the same period in 1997, a 35% increase. These increases were primarily attributable to expanded efforts related to the Company's soft tissue augmentation programs, as well as preparation for clinical Good Manufacturing Practices ("GMP") materials manufacturing and testing capabilities, as required by the Food and Drug Administration for clinical trials testing. The Company expects that its research and development expenses will continue to increase over time to the extent its programs are successfully progressing and additional capital is obtained.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $424,000, as compared to $561,000 for the same period in 1997, a 24% decrease. For the six month period ended June 30, 1998, these expenses were $926,000, compared to $990,000 for the same period in 1997, a 6% decrease. These decreases were primarily due to reduced legal and investor relations expenses. The Company expects its selling, general and administrative expenses will increase as support for its research and development efforts require and to the extent additional capital is raised.

For the three months ended June 30, 1998, the Company recorded a net loss applicable to common shareholders of $4,786,000, or $.46 per share, compared to a loss of $1,303,000, or $.14 per share for the same period in 1997. For the six month period ended June 30, 1998, the net loss applicable to common shareholders was $6,133,000, or $.59 per share, compared to a loss of $2,302,000, or $.25 per share for the same period in 1997. Included in the net loss figures for each of the three and six month periods of 1998 and 1997 were undeclared, imputed and/or paid dividends related to the Company's preferred stock. Imputed, non-cash dividends of $3,266,000 were included in the three and six month periods ended June 30, 1998, to record the difference between the conversion price of preferred stock and the fair market value of the common stock on the preferred stock issuance date. (See Note 2. of the financial statements, above.)

The Company expects to incur similar or increasing operating losses for the immediate future (to the extent additional capital is obtained), due primarily to increases in the Company's product development, manufacturing and business development activities. The Company's results depend on its ability to generate product and contract revenues, establish and maintain collaborative partnerships, manage research and development, manufacturing, preclinical and clinical product testing and commercialization expenditures, achieve regulatory compliance and seek various regulatory approvals, complete patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

Liquidity and Capital Resources

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $3,992,000 as compared to $1,300,000 at December 31, 1997. As of June 30, 1998, the Company had working capital of $3,400,000, compared to $697,000 at December 31, 1997. In April and May 1998, the Company received a total of approximately $5.3 million from the private placement of its Series E Convertible Preferred Stock.

The Company had long-term debt obligations as of June 30, 1998 of $149,000 in the form of capital lease obligations, versus $190,000 as of December 31, 1997. For the six months ending June 30, 1998, the Company's expenditures for capital equipment and leasehold improvements totaled $99,000, compared with $237,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next two quarters (to the extent additional capital is obtained), as the Company improves existing manufacturing space to become clinical GMP capable for human clinical testing and materials scale-up requirements. The Company may enter into additional capital lease arrangements, if available or under appropriate terms and timing.

The Company believes its existing available cash, cash equivalents and short-term investments as of June 30, 1998 will be sufficient to meet its anticipated capital requirements until the second quarter of 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations. These include collaborative agreements that could generate significant up-front licensing fees, research and development reimbursements and milestone payments, as well as public or private financings, such as the possible exercise of existing public and private warrants for the Company's common stock. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

            PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Meeting of Stockholders was held on May 19, 1998. Proposals voted upon and the results of voting were as follows:

(1) Proposal to approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance under the Plan by 500,000 shares.


         Votes for:                7,126,937
         Votes against:              105,950
         Abstentions:                 24,825

(2) Proposal to approve ratification of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 1998.


         Votes for:                7,231,262
         Votes against:                5,950
         Abstentions:                 20,500


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits:


Exhibit
Number   Description
_______  ___________

10.34 First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.

27       Financial Data Schedule

b.       Reports on Form 8-K

On May 1, 1998, Protein Polymer Technologies, Inc. filed a Current Report on Form 8-K with the Commission. In Item 5. of the Report the Company reported an initial private placement on April 24, 1998 of 39,312.5 shares of the Company's Series E Convertible Preferred Stock and warrants to purchase an aggregate of 2,358,750 shares of common stock. Included in Item 7. of the Report were unaudited pro forma condensed balance sheets to give effect to the Series E Convertible Preferred Stock private placement.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PROTEIN POLYMER TECHNOLOGIES, INC.


Date:   August 13, 1998               By: /s/  J. Thomas Parmeter
       _________________                  __________________________________

                                          J. Thomas Parmeter
                                          Chairman of the Board, Chief
                                          Executive Officer, President


Date:   August 13, 1998               By: /s/  Aron P. Stern
       _________________                  __________________________________

                                          Aron P. Stern
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer

EXHIBIT INDEX



Exhibit                                                    Sequentially
Number      Description                                    Numbered Page
________    ___________________________________________    _____________

10.34       First Amendment to Stockholder Protection           16
            Agreement dated April 24, 1998, between
            the Company and Continental Stock Transfer
            & Trust Company as rights agent.

27          Financial Data Schedule                             19