Form 10QSB
period 1998-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1998-11-13
CIK 858155

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ______________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1998, 10,747,060 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -
           September 30, 1998 and December 31, 1997...................      3

          Condensed Statements of Operations -
           For the Three and Nine Months Ended September 30, 1998
            and 1997 and the period July 6, 1988 (inception) to
            September 30, 1998........................................      5

          Condensed Statements of Cash Flows -
           For the Nine Months Ended September 30, 1998 and 1997
            and the period July 6, 1988 (inception) to September 30,
            1998......................................................      6

          Notes to Condensed Financial Statements.....................      8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................     14

          Signature...................................................     15

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets


                                                   September 30,   December 31,
                                                       1998           1997
                                                   -------------   ------------
                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                          $1,667,280     $  325,021
  Short-term investments                                893,180        974,817
  Other current assets                                   65,848         88,868
                                                     ----------     ----------
Total current assets                                  2,626,308      1,388,706

  Deposits                                               37,477         36,617
  Notes receivable from officers                        144,000        153,000
  Equipment and leasehold improvements, net             683,905        769,564
                                                     ----------     ----------
                                                     $3,491,690     $2,347,887
                                                     ==========     ==========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $  400,312     $  423,594
  Accrued employee benefits                             149,348        151,831
  Other accrued expenses                                 20,721         41,151
  Current portion capital lease obligations              82,060         75,110
                                                     ----------     ----------
Total current liabilities                               652,441        691,686

Long-term portion capital lease obligations             127,622        190,068

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Balance Sheets, continued



                                                                  September 30,   December 31,
                                                                      1998            1997
                                                                  -------------   ------------
                                                                   (unaudited)
Liabilities and stockholders' equity, continued
Stockholders' equity:
  Series D convertible preferred stock, $.01 par value, 71,600 shares authorized, 1,344 and 28,214 shares issued and
   outstanding at September 30, 1998 and December 31, 1997,
   respectively - liquidation preference of $134,400                    124,622      2,667,403
  Series E convertible preferred stock, $.01 par value, 55,000 shares authorized, 54,437.5 shares issued and outstanding
   at September 30, 1998 - liquidation preference of $5,437,500       5,277,813              -
  Series F convertible preferred stock, $.01 par value, 27,317 shares authorized, 26,420 shares issued and outstanding at
   September 30, 1998 - liquidation preference of $2,642,000          2,497,795              -
  Common stock, $.01 par value, 25,000,000 shares authorized,
   10,575,811 and 10,420,722 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively               105,759        104,208
  Additional paid-in capital                                         26,242,529     22,778,033
  Deficit accumulated during development stage                      (31,536,891)   (24,083,511)
                                                                   ------------   ------------
Total stockholders' equity                                            2,711,627      1,466,133
                                                                   ------------   ------------
                                                                   $  3,491,690   $  2,347,887
                                                                   ============   ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)

                                                                                     For the period
                                                                                      July 6, 1988
                                 Three months ended          Nine months ended       (inception) to
                                    September 30,              September 30,            Sept. 30,
                                 1998          1997          1998          1997           1998
                             -----------   -----------   -----------   -----------   --------------
Revenues:
  Contract revenue           $         -   $    91,510   $    50,000   $   324,510    $  4,358,715
  Interest income                 41,772        41,151        90,337       162,885       1,036,288
  Product and other income         6,725        27,840        41,019        61,744         596,438
                             -----------   -----------   -----------   -----------    ------------
Total revenues                    48,497       160,501       181,356       549,139       5,991,441

Expenses:
  Cost of sales                        -         5,380         4,373        23,301         279,894
  Research and development     1,123,299       835,844     3,040,682     2,252,069      20,287,950
  Selling, general and
   administrative                378,624       463,817     1,304,681     1,453,731      12,734,101
  Royalties                        6,250         6,250        18,750        28,750         283,921
                             -----------   -----------   -----------   -----------    ------------
Total expenses                 1,508,172     1,311,291     4,368,486     3,757,851      33,585,866
                             -----------   -----------   -----------   -----------    ------------
Net loss                      (1,459,676)   (1,150,790)   (4,187,130)   (3,208,712)    (27,594,425)

Undeclared, imputed and/or
 paid dividends on
 preferred stock                  69,410       117,657     3,474,913       361,569       4,892,605
                             -----------   -----------   -----------   -----------    ------------
Net loss applicable to
 common shareholders         $(1,529,086)  $(1,268,447)  $(7,662,043)  $(3,570,281)   $(32,487,030)
                             ===========   ===========   ===========   ===========    ============
Basic and diluted net loss
 per common share            $     (0.14)  $     (0.14)  $     (0.73)  $     (0.39)
                             ===========   ===========   ===========   ===========
Shares used in computing
 basic and diluted net
 loss per common share        10,575,811     9,332,156    10,492,508     9,173,040
                             ===========   ===========   ===========   ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)



                                                                        For the period
                                                                         July 6, 1988
                                                  Nine months ended     (inception) to
                                                    September 30,          Sept. 30,
                                                1998           1997          1998
                                             -----------   -----------  --------------
Operating activities
Net loss                                     $(4,187,130)  $(3,208,712)  $(27,594,425)
Adjustments to reconcile net loss to net
 cash used for operating activities:
  Stock issued for compensation and interest      37,500             -         62,395
  Depreciation and amortization                  273,697       124,166      1,533,416
  Write-off of purchased technology                    -             -        503,500
  Changes in assets and liabilities:
   Deferred offering costs                             -        17,356              -
   Deposits                                         (860)      (16,222)       (37,477)
   Notes receivable from officers                  9,000             -       (144,000)
   Other current assets                           23,020      (226,217)       (65,848)
   Accounts payable                              (23,282)       20,032        400,312
   Accrued employee benefits                      (2,483)       31,146        149,348
   Other accrued expenses                        (20,430)         (521)        20,721
                                             -----------   -----------   ------------
Net cash used for operating activities        (3,890,968)   (3,258,972)   (25,172,058)

Investing activities
Purchase of technology                                 -             -       (570,000)
Purchase of equipment and improvements          (188,038)     (164,192)    (1,775,292)
Purchases of short-term investments             (893,180)   (3,193,468)   (17,054,847)
Sales of short-term investments                  974,817     1,886,510     16,161,667
                                             -----------   -----------   ------------
Net cash used for investing activities       $  (106,401)  $(1,471,150)  $ (3,238,472)

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)

                                                                       For the period
                                                                        July 6, 1988
                                                 Nine months ended     (inception) to
                                                    September 30,         Sept. 30,
                                                 1998         1997          1998
                                              ----------   ----------  --------------
Financing activities
Net proceeds from exercise of options and
 warrants, and sale of common stock           $  117,311   $4,658,836    $16,631,305
Net proceeds from issuance and conversion of
 preferred stock                               5,277,813            -     12,215,565
Net proceeds from convertible notes and
 detachable warrants                                   -            -      1,068,457
Payment on capital lease obligations             (55,496)      (7,427)       (79,090)
Payment on note payable                                -            -        (92,750)
Proceeds from note payable                             -            -        334,323
                                              ----------   ----------    -----------
Net cash provided by financing activities      5,339,628    4,651,409     30,077,810
                                              ----------   ----------    -----------
Net increase in cash and cash equivalents      1,342,259       78,713      1,667,280
Cash and cash equivalents at beginning of
 period                                          325,021      267,357              -
                                              ----------   ----------    -----------
Cash and cash equivalents at end of period    $1,667,280   $  188,644    $ 1,667,280
                                              ==========   ==========    ===========
Supplemental disclosures of cash flow
 information
Equipment purchased by capital leases         $        -   $  215,592    $   288,772
Interest paid                                     20,848        3,074         92,084
Conversion of Series D preferred stock to
 Series F preferred stock                      2,497,795            -      2,497,795

Conversion of Series D preferred stock to
 common stock                                     44,990    2,097,341      2,142,331

Series D stock issued for Series C stock               -            -      2,073,925
Series C dividends paid with Series D stock            -            -        253,875
Series D dividends paid with common stock     $        -   $        -    $   422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements
                                  (unaudited)

                               September 30, 1998


  1.  Basis of Presentation

  The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

  Both the basic and diluted loss per share for the three and nine months ended September 30, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

  The net loss figures used for this calculation recognize imputed and accumulated dividends on the Company's Preferred Stock. The accumulated dividends are payable when declared by the Board of Directors in cash or common stock.

  During April and May 1998, the Company issued Series E Convertible Preferred Stock whereby each share is at any time convertible into 80 shares of common stock at $1.25 per common share at the option of the holder. At each date of issuance, the fair market value of the common stock was $2.00 per share. Therefore, each investor received a beneficial conversion feature of $.75 per common share. The Company recorded this difference as an "imputed" dividend totaling $3,266,250 during the three months ended June 30, 1998. (See
  Note 4. below regarding a second closing of Series E Convertible Preferred Stock.)

  3.  Liquidity

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash, cash equivalents and short-term investments as of September 30, 1998 is sufficient to meet its anticipated capital requirements until the second quarter of 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

  4.  Series E Convertible Preferred Stock

  On April 24, 1998, the Company closed a private placement with a small group of institutional and accredited investors of 39,312.5 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,358,750 shares of common stock. The Company received approximately $3.93 million, less expenses of approximately $146,000.

  On May 15, 1998, the Company closed a subsequent private placement with a small group of institutional and accredited investors of 15,125 shares of Series E Stock, with warrants to purchase an aggregate of 907,500 shares of common stock, on the same terms as the initial closing. The Company received approximately $1.51 million, less expenses of approximately $20,000.

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

  General Overview

  Protein Polymer Technologies, Inc. develops high performance biomaterials designed to improve medical and surgical outcomes. Since its inception in 1988, the Company has been a pioneer in protein design and synthesis, and as a result has achieved an exceptional proprietary position in protein-based materials technology. The Company's biocompatible polymers have been genetically engineered to enable cell growth, promote the regeneration of tissue, bond to natural and synthetic surfaces, and resorb into tissue at controlled rates. Targeted applications include soft tissue augmentation, tissue adhesives and sealants, tissue engineering and wound healing, and localized drug delivery. The Company has also developed technology that can efficiently modify and improve the surface properties of more traditional implantable materials used in a variety of applications. The Company has been unprofitable to date, and has an accumulated deficit of $31,536,891.

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

  Beginning in 1997, the Company has concentrated the focus of its research and development on the steps involved in the commercialization of its proprietary silk/elastin-based polymer hydrogel products for the treatment of female stress urinary incontinence, and for tissue augmentation applications in plastic, dermatological and reconstructive surgery. These hydrogels can be injected into the body as a liquid, and then quickly and spontaneously form biocompatible, durable hydrogel structures resulting in a contour change in the underlying tissue. Over the past year, the Company has completed a series of animal safety studies required by the U.S. Food and Drug Administration ("USFDA") before the products can be approved for testing in humans, and has upgraded its manufacturing facilities to meet USFDA standards to manufacture product for use in human testing. Currently, the Company is preparing Investigational Device Exemption ("IDE") applications for submission to the USFDA for each of these two product uses, and to the extent that sufficient cash is available and approval by the USFDA is granted, intends to begin human testing in 1999.

  In April and May 1998, the Company received approximately $5.3 million, net of estimated expenses, from the sale of its Series E Convertible Preferred Stock to a small group of accredited and institutional investors, consisting of 54,437.5 shares at $100 per share. Each share converts at any time at the holder's option into 80 shares of common stock at $1.25 per common share. Accompanying the sale of the Series E Convertible Preferred Stock was a warrant to purchase 40 shares of common stock at $2.50 a share, expiring 18 months after the close of the private placement, and a second warrant to purchase 20 shares of common stock at $5.00 per share. The Company agreed to register the shares with the Securities and Exchange Commission within 120 days after the closing; the registration was declared effective on October 13, 1998.

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

  In January 1997, the Company received $4.8 million, less expenses of approximately $140,000, from a private placement of the Company's common stock with a number of institutional and qualified individual investors, consisting of 1,904,000 shares at $2.50 per share. The Company agreed to register the shares with the Securities and Exchange Commission, and the registration was declared effective on January 24, 1997.

  Results of Operations

  The Company received no contract research revenue for the three months ended September 30, 1998, compared to $92,000 of research revenue for the same period in 1997. For the nine month period ended September 30, 1998, these revenues were $50,000, compared to $325,000 for the same period in 1997. The revenue received in 1997 primarily consisted of contractual payments from Ethicon related to the Company's surgical adhesives and sealants program, along with smaller payments from certain materials evaluation agreements.

  Interest income was $42,000 for the three months ended September 30, 1998, versus $41,000 for the same period in 1997. For the nine month period, interest income was $90,000, compared to $163,000 for the same period in 1997. The decrease in interest income resulted from the differences in timing related to the receipt of additional cash from the sale of stock in private placements during April and May 1998 versus January 1997.

  For the three months ended September 30, 1998 and 1997, sales from the Company's ProNectin(R) F product line were $6,700 and $28,000, respectively. For the nine month periods ended September 30, 1998 and 1997, these product sales were $37,000 and $62,000, respectively. The decreases were due to the elimination of promotional expenditures and the cessation of direct marketing for the product line. These resources were redirected into preclinical and regulatory efforts.

  There was no cost of sales for the three months ended September 30, 1998, compared to $5,000 for the same period in 1997. For the nine month period ended September 30, 1998, this expense was $4,000, compared to $23,000 for the same period in 1997. The decreases related to changes in the mix of product sold, and a reduction in total revenues. Royalty expenses paid to Integra Life

  Sciences, Inc. were $6,000 for the three months ended September 30, 1998 and 1997, and $19,000 for each of the nine month periods ended September 30, 1998 and 1997. A $10,000 annual royalty was paid to Stanford University during the nine month period ended September 30, 1997, but no such payment was made in the corresponding period of 1998 because the relevant patents had expired.

  Research and development expenses for the three months ended September 30, 1998 were $1,123,000, compared to $836,000 for the same period in 1997, a 34% increase. For the nine month period ended September 30, 1998, these expenses were $3,041,000, compared to $2,252,000 for the same period in 1997, a 35% increase. These increases were primarily attributable to expanded efforts related to the Company's soft tissue augmentation programs, as well as preparation for manufacturing and testing product according to clinical Good Manufacturing Practices ("GMP") as required by the Food and Drug Administration for conducting clinical testing in humans. The Company expects that its research and development expenses will continue at an increased level over time to the extent its programs are successfully progressing and additional capital is obtained.

  Selling, general and administrative expenses for the three months ended September 30, 1998 were $379,000, as compared to $464,000 for the same period in 1997, an 18% decrease. For the nine month period ended September 30, 1998, these expenses were $1,305,000, compared to $1,454,000 for the same period in 1997, a 10% decrease. These decreases were primarily due to reduced legal and investor relations expenses. The Company expects its selling, general and administrative expenses will increase in support of its research and development efforts, and to the extent additional capital is raised.

  For the three months ended September 30, 1998, the Company recorded a net loss applicable to common shareholders of $1,529,000, or $.14 per share, compared to a loss of $1,268,000, or $.14 per share for the same period in 1997. For the nine month period ended September 30, 1998, the net loss applicable to shareholders was $7,662,000, or $.73 per share, compared to a loss of $3,570,000, or $.39 per share for the same period in 1997. Included in the net loss figures for the nine month periods of 1998 and 1997 were undeclared, imputed and/or paid dividends related to the Company's preferred stock. Imputed, non-cash dividends of $3,266,000 were included in the nine month periods ended September 30, 1998, to record the difference between the conversion price of preferred stock and the fair market value of the common stock on the preferred stock issuance date. (See Note 2. of the financial statements, above.)

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

  Liquidity and Capital Resources

  As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $2,560,000 as compared to $1,300,000 at December 31, 1997. As of September 30, 1998, the Company had working capital of $1,974,000, compared to $697,000 at December 31, 1997. In April and May 1998, the Company received a total of approximately $5.3 million from the private placement of its Series E Convertible Preferred Stock.

  The Company had long-term debt obligations as of September 30, 1998 of $128,000 in capital lease obligations, versus $190,000 as of December 31, 1997. For the nine months ending September 30, 1998, the Company's expenditures for capital equipment and leasehold improvements totaled $188,000, compared with $380,000 for the same period last year. The Company expects to increase its capital expenditures in the next two quarters (to the extent additional capital is obtained), as the Company continues to improve existing manufacturing facilities to meet U.S. Food and Drug Administration standards for production of products for human clinical testing, and in order to meet scale-up requirements for increased manufacturing capacity. The Company may enter into additional capital lease arrangements, if available or under appropriate terms and timing.

  The Company believes its existing available cash, cash equivalents and short-term investments as of September 30, 1998 will be sufficient to meet its anticipated capital requirements until the second quarter of 1999.
  Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meet the continuing capital requirements of its operations. These include collaborative agreements that could generate significant up-front licensing fees, research and development reimbursements and milestone payments, as well as public or private financings, such as the possible exercise of existing public and private warrants for the Company's common stock. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

                          PART II.  OTHER INFORMATION



  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a.  Exhibits:

      Exhibit
      Number   Description
      ------   -----------

       27      Financial Data Schedule

  b.  Reports on Form 8-K

      On October 13, 1998, Protein Polymer Technologies, Inc. filed a Current Report on Form 8-K with the Commission. In Item 5. of the Report the Company reported that the it had been notified by the National Association of Securities Dealers ("NASD") that its public warrants (PPTIW), issued in conjunction with PPTI's 1992 public offering, no longer met Nasdaq's listing requirements due to a lack of market makers, and as a consequence, would no longer be listed on the Nasdaq Small Cap stock quotation system.

                                   SIGNATURE


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEIN POLYMER TECHNOLOGIES, INC.



  Date  November 13, 1998       By  /s/  J. Thomas Parmeter
        -----------------           -------------------------------
                                    J. Thomas Parmeter
                                    Chairman of the Board, Chief
                                    Executive Officer, President


  Date  November 13, 1998       By  /s/  Janis Y. Neves
        -----------------           -------------------------------
                                    Janis Y. Neves
                                    Director of Finance
                                    and Assistant Secretary

                                 EXHIBIT INDEX



  Exhibit                                                  Sequentially
  Number    Description                                    Numbered Page
  ------    -----------                                    -------------


   27       Financial Data Schedule                              17