Form 10KSB
period 1998-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1999-03-05
CIK 858155

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ______________

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
Yes   X      No
   --------    ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The issuer's revenues for the most recent fiscal year were $255,824.

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 26, 1999 was $5,063,391.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 26, 1999, 10,915,493 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 30, 1999 pursuant to Regulation 14A with respect to the Registrant's 1999 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:  Yes           No   X
                                                   -------      -------

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                             Page No.
                                                                             --------
PART I.....................................................................     2

  Item 1.   Business.......................................................     2

  Item 2.   Properties.....................................................    15

  Item 3.   Legal Proceedings..............................................    15

  Item 4.   Submission of Matters to a Vote of Security Holders............    15


PART II....................................................................    16

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters............................................    16

  Item 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................    18

  Item 7.   Financial Statements...........................................   F-1

  Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................    23


PART III...................................................................    23

  Items 9, 10, 11 and 12 - Incorporated by Reference

  Item 13.  Financial Statements, Exhibits and Reports on Form 8-K.........    23

  Signatures...............................................................    27

                                     PART I

ITEM 1.   BUSINESS

COMPANY BACKGROUND

     Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development and production of medical products based on its proprietary protein-based biomaterials technology. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: surgical adhesives and sealants; soft tissue augmentation products; wound healing matrices; drug delivery devices; and surgical adhesion barriers. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

     In December 1998, the Company filed its first Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration ("FDA") to obtain approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The FDA has requested additional information about the product and the Company is preparing a response to the request. The Company intends to submit an additional IDE to the FDA in 1999 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in 1996 and has devoted increasing resources to this program area through 1997 and 1998 in preparation for beginning human clinical testing.

     Between 1994 and 1997, the Company's efforts were focused predominantly on the development of its surgical adhesive and sealant technology. As part of this effort, the Company targeted the establishment of a strategic alliance with a market leader in the field of surgical wound closure products which lead to the execution of comprehensive license, supply and development agreements in September 1995, with Ethicon, Inc. ("Ethicon"), a subsidiary of the Johnson & Johnson Company ("J&J"). Ethicon elected to terminate these agreements in December 1997.

     The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology and during 1998 the Company worked to determine the specific markets and products providing the most significant opportunities for its use. PPTI is seeking to establish new strategic alliances with leaders in those markets.

     To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

     Specialty use products currently being marketed by the Company include SmartPlastic(R) and ProNectin(R) F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in 1995. In 1998 the Company discontinued direct sales of its cell culture products.

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

     In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437.5 shares of the Company's unregistered Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company issued 26,240 shares of Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock.

     We believe that our current capital resources will be sufficient to fund our operating losses through April of 1999. In their report for the year ended December 31, 1998, our independent auditors stated that without additional financing, there is substantial doubt about our ability to continue as a going concern. We believe there are a number of alternatives available to meet our continuing capital requirements. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

THE COMPANY'S TECHNOLOGY

     PPTI is focused on developing products to improve medical and surgical outcomes, based on an extensive portfolio of proprietary biomaterials. Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic. It involves the response of the living system to the materials (e.g., biocompatibility) and the response of the materials to the living system (e.g., degradation). The requirements for performance within this demanding biological environment have been a critical factor in limiting the myriad of possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful in medical devices.

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

     The products targeted for development by PPTI are based on a new generation of biomaterials which have been designed to be recognized and accepted by human cells, to aid in the natural process of bodily repair (including the healing of tissue and the restoration or augmentation of its form and function), and, ultimately, to promote the regeneration of tissues. The Company believes that the successful realization of these properties will substantially expand the role that artificial devices can play in the prevention and treatment of human disability and disease, and enable the culture of native tissues for successful reimplantation.

     Through its proprietary core technology, PPTI produces high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. The Company has demonstrated that its polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from PPTI's polymers have demonstrated excellent biocompatibility in a variety of feasibility studies.

     PPTI's patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions. The Company's protein polymers are made by combining the techniques of modern biotechnology and traditional polymer science. The techniques of biotechnology are used to create synthetic genes which direct the biological synthesis of protein polymers in recombinant microorganisms. The methods of traditional polymer science are used to design novel materials for specific product applications by combining the properties of individual "building block" components in polymer form.

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

PRODUCT CANDIDATES AND ANTICIPATED MARKETS

     The Company's technology and materials have the potential to create products and product applications in a variety of medical and specialty use markets. The Company's current development efforts are principally focused on preparations to begin human clinical testing of its hydrogel bulking agents for soft tissue augmentation, subject to the availability of capital. However, PPTI is also conducting product feasibility testing for certain applications of its tissue adhesive and sealant technology.

     Opportunities for research and development of product candidates for other medical and specialty uses continue to be evaluated, particularly with respect to tissue engineering matrices and drug delivery devices. With the exception of the use of ProNectin F for in vitro cell culture, all of the Company's product candidates are subject to preclinical and clinical testing requirements for obtaining U.S. Food and Drug Administration's ("FDA's") marketing approval.

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

     PPTI's bulking agents are unique in that they are applied as an aqueous solution, easily injected through a 30-gauge needle, rapidly spreading throughout the native tissue architecture. With the increase from room to body temperature, the polymer solution irreversibly transforms within minutes to a soft, pliable hydrogel. Importantly, the volume of material remains constant in the liquid to gel transition, such that the tissue expansion observed by the physician upon administration will be subsequently maintained.

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

     In October 1997, in response to PPTI's request for a jurisdiction determination, the FDA determined that the Company's proposed bulking agent for the treatment of stress urinary incontinence would be reviewed as a device by the Center for Devices and Radiologic Health ("CDRH"). Subsequently, the Company submitted a pre-Investigational Device Exemption ("IDE") filing to the FDA describing the process used to manufacture the product and a proposed preclinical testing plan, the results of which would be used to support an IDE under which the safety and efficacy of the device would be demonstrated in human clinical trials.

     In December 1998, the Company filed its first IDE with the FDA to obtain approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The FDA has requested additional information about the product and the Company is preparing a response to the request. To the extent funds are available, the Company intends to submit an additional IDE to the FDA in 1999 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications.

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

     Certain surgical adhesives and sealants that seek to avoid these limitations have been developed and marketed outside the United States by other parties. In 1998, the FDA approved two such products for certain uses in the U.S. DermaBond(TM), a cyanoacrylate adhesive, was approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form brittle plastics that do not resorb. These limitations restrict their use to bonding the outer surfaces of skin together. Tisseel(TM), a fibrin sealant, was approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

     A third category of tissue adhesives combines natural proteins such as collagen or albumin with aldehyde cross-linking agents. Such products are marketed in Europe for limited life-threatening indications. The aldehyde cross-linking agents employed (i.e. glutaraldehyde, formaldehyde) in such products are known to cause adverse tissue reactions. Additional adhesive and/or sealant products employing other polymer systems and cross-linking agents are also under development.

     PPTI is seeking to develop surgical adhesives and sealants that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and fast setting times of cyanoacrylates. Unique features include significant elasticity within the adhesive matrix (to move as tissues move) and the capability of tailoring the resorption rate of the adhesive matrix with the rate at which the wound heals.
A non-resorbable adhesive or sealant can only be used where the damaged tissues will not heal. Otherwise, a barrier to wound healing is unavoidably created.

     In September 1995, the Company entered into a series of agreements with Ethicon regarding this program. Ethicon elected to terminate these agreements in
December 1997.    However, the Company has demonstrated both the adhesive
performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. During 1998, the Company worked to determine the specific markets and products providing the most significant opportunities for the use of its adhesive and sealant technology.

     As a result of its evaluations of the medical market needs, the properties achievable with its technology, and the capabilities of competitive technologies, PPTI has focused its product development activities on certain orthopedic applications, particularly those related to the repair of the spinal disc for the treatment of chronic low back pain. Low back pain is the most common musculoskeletal disorder in industrialized societies. PPTI is committed to the commercial development of its adhesive and sealant technology and is seeking to establish new strategic alliances with market leaders. However, there can be no assurance that such alliances can be entered into. The product candidates the Company is seeking to develop are currently in feasibility testing prior to beginning formal preclinical studies.

     Wound Healing/Tissue Engineering Matrices

     The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by other parties include fabric dressings (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product used varies depending on the type of wound and extent of tissue damage, the Company believes that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

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

     This program is in the early stages of research, which the Company has principally conducted in collaboration with third parties. Such collaborations have primarily focused on the treatment of dermal wounds.

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

     PPTI's soft tissue augmentation products, its wound healing matrices, and its medical device coating technology all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials the Company has developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures -- attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

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

     Since March 1991, the Company has commercially marketed ProNectin F as a cell culture reagent for use by cell biologists and cell culture laboratories. In 1995, the Company launched SmartPlastic, where ProNectin F is presented on the surfaces of disposable plastic labware in ready-to-use form for culturing human and animal cells. To date, the Company has generated over $550,000 in revenues and license fees from the marketing of these products. In 1998, the Company discontinued direct sales of its cell culture products. However, PPTI maintains its network of distributors to supply the products worldwide.

Manufacturing, Marketing and Distribution

     ProNectin F

     PPTI currently produces ProNectin F in its laboratory facilities, and believes its current production facilities are sufficient for the anticipated demand of ProNectin F in the foreseeable future. The Company markets and distributes ProNectin F and SmartPlastic through foreign and domestic distribution arrangements.

     Biomedical Product Candidates

     Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA's Good Laboratory Practices ("GLP") and other Quality System Regulations ("QSR"). The Company has implemented, and continues to implement, polymer production and quality control procedures, and has made certain facilities renovations to operate in conformance with FDA requirements. The Company believes its current polymer production capacity is sufficient for supplying its development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial ("pilot") clinical testing. To expand beyond initial clinical trials, the Company will require additional manufacturing capacity.

     The Company is considering several methods for increasing production of its biomedical and other product candidates to meet clinical and commercial requirements. For example, the Company may expand its existing facility to produce needed quantities of materials under FDA's GLP and Good Manufacturing Practice ("GMP") regulations for clinical and commercial use. Alternatively, the Company may establish external contract manufacturing arrangements for needed quantities of materials. However, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect the Company's margins or its ability to comply with applicable governmental regulations. The actual method, or combination of methods, that the Company may ultimately pursue will depend on a number of factors, including availability, cost and the Company's assessment of the ability of such production methods to meet its commercial objectives.

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

     The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. PPTI currently does not have any product candidates in human clinical testing. In December 1998, the Company filed its first IDE with the FDA to obtain approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The FDA has requested additional information about the product and the Company is preparing a response to the request. Pending FDA approval and the availability of sufficient capital, PPTI intends to initiate human clinical testing of the product in 1999. The Company also intends to submit an additional IDE to the FDA in 1999 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications.

     Agreements

     PPTI is discussing potential collaboration agreements with prospective marketing partners for both its soft tissue augmentation products and its tissue adhesive and sealant products. There can be no assurance that the Company will continue such discussions or be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, the Company is a party to certain materials evaluation agreements regarding biomedical and specialty use applications of its products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that the Company will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

INTENSE COMPETITION

     The principal anticipated commercial uses of PPTI's biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating the Company's biomaterials would compete with other products which rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine collagen and, outside the U.S., the synthetic polymer polytetrafluoroethylene. Similarly, all targeted applications of the Company's potential products will compete with other products having the same or similar applications.

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

PATENTS AND TRADE SECRETS

     PPTI is aggressively pursuing domestic and international patent protection for its technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use.

     The United States Patent and Trademark Office ("USPTO") has issued fourteen patents to the Company, eight of which were issued in 1998. U.S. Patent 5,235,041 (1993) relates to the Company's method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers the Company's synthetic DNA compositions that encode polymers and copolymers comprising the amino acid "building blocks" of silk and elastin. U.S. Patent 5,496,712 (1996) covers the Company's family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581 (1996) covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F.

     U.S. Patent 5,606,019 (1997) covers the protein compositions comprising copolymers of the amino acid "building blocks" of silk and elastin. These are the primary materials used in the Company's current product development efforts. U.S. Patent 5,641,648 (1997) covers methods by which synthetic genes encoding protein polymers are created.

     U.S. Patent 5,723,588 (1998) covers molded articles incorporating biologically active proteins. U.S. Patent 5,760,004 (1998) covers chemical modification of protein polymers to enhance their water solubility. U.S. Patent 5,770,697 (1998) broadly covers protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. U.S. Patent 5,773,249
(1998) expands the coverage of high molecular weight collagen like polymers. U.S. Patent 5,773,577 (1998) covers protein polymers which can be cross-linked by certain enzymes that naturally occur in the body. U.S. Patent 5,808,012
(1998) expands the coverage of molded articles to those incorporating chemically active proteins. U.S. Patent 5,817,303 (1998) covers the use of protein polymers with chemical cross-linking agents as adhesives and sealants. U.S. Patent 5,830,713 (1998) expands the coverage of methods by which synthetic genes
encoding protein polymers are created.   Additionally, PPTI has eight U.S.
patent applications pending, one of which has been allowed, covering related aspects of its core technology.

     Although the Company believes its existing issued patent claims may provide a competitive advantage, there can be no assurance that the scope of the Company's patent protection is or will be adequate to protect its technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to the Company's allowed and pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patent issued in 1996 will expire in 2013, and the patents issued in 1997 will expire in 2014. The three patents issued in 1998 which expand the coverage of previously issued patents will expire in concert with the original patents. The other five patents issued in 1998 will expire in 2015.

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

Due to translation costs and patent office fees, international patents are significantly more expensive to obtain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. PPTI carefully considers these factors in consultation with its patent counsel, as well as the size of the potential markets represented, in determining the foreign countries in which to file patents.

     In almost all cases, the Company files for patents in Australia, Canada, Europe and Japan. Currently, PPTI has nine issued foreign patents, 32 pending foreign applications, and is maintaining its rights to begin prosecution of two additional applications filed through the Patent Cooperation Treaty/World Patent Office in all countries of potential economic importance. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having biological or chemical activity.

     Because of the uncertainty concerning patent protection and the unavailability of patent protection for certain processes and techniques, PPTI also relies upon trade secret protection and continuing technological innovation to maintain its competitive position. Although all of the Company's employees have signed confidentiality agreements, there can be no assurance that the Company's proprietary technology will not be independently developed by other parties, or that secrecy will not be breached. Additionally, the Company is aware that substantial research efforts in protein engineering technology are taking place at universities, government laboratories and other corporations and that numerous patent applications have been filed. The Company cannot predict whether it may have to obtain licenses to use any technology developed by third parties or whether such licenses can be obtained on commercially reasonable terms, if at all.

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

REGULATORY MATTERS

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company's current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of agencies, particularly those products and operations related to biomedical applications. Currently, the Company's activities are subject principally to regulation under the Occupational Safety and Health Act and the Food, Drug and Cosmetic Act.

     Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. PPTI is required to be in compliance with many of the FDA's regulations to conduct testing in support of product approvals; in particular, compliance with the FDA's Good Laboratory Practices ("GLP") regulations and portions of the FDA's Quality Systems Regulations. Where PPTI has conducted such testing, the Company may choose to file product approval submissions itself or maintain with the FDA a "Master File" containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on PPTI's materials.

     There can be no assurance that the Company or its customers will be able to obtain or maintain the necessary approvals from the FDA or that the Company will be able to maintain a Master File in accordance with FDA regulations. In either case, the Company's anticipated business could be adversely affected. To the extent PPTI manufactures medical devices, as opposed to a component material supplied to a medical device manufacturer, it will be required to conform commercial manufacturing operations to the FDA's Good Manufacturing Practices

("GMP") Quality Systems Regulations. The Company would also be required to register its facility with the FDA as an establishment involved in the manufacture of medical devices. GMP regulatory requirements are rigorous, and there can be no assurance that GMP status could be obtained in a timely manner and without the expenditure of substantial resources, if at all.

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

     In December 1998, the Company filed its first IDE with the FDA to obtain approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The FDA has requested additional information about the product and the Company is preparing a response to the request. The Company intends to submit an additional IDE to the FDA in 1999 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. The Company has implemented, and continues to implement, polymer production and quality control procedures, and has made certain facilities renovations to operate in conformance with FDA requirements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                Age           Position with the Company
-----------------------------   ---   -----------------------------------------
J. Thomas Parmeter               59   Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Joseph Cappello, Ph.D.           42   Vice President, Research and Development,
                                      Chief Technical Officer and Director,
                                      Polymer Research

Philip J. Davis                  68   Corporate Secretary

Franco A. Ferrari, Ph.D.         47   Vice President, Laboratory Operations and
                                      Polymer Production and Director,
                                      Molecular Genetics

John E. Flowers                  42   Vice President, Planning and Operations

Janis Y. Neves                   47   Director of Finance, Controller, and
                                      Assistant Secretary

Erwin R. Stedronsky, Ph.D.       54   Vice President, Product Formulation and
                                      Engineering and Director, Materials
                                      Science

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

     Ms. Neves has been the Company's Director of Finance since November 1998 and Controller and Assistant Secretary since January 1990. From July 1988 until January 1990, Ms. Neves was the Company's Business Office Manager.

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

EMPLOYEES

     As of February 26, 1999, PPTI had 29 full-time and four part-time employees, of whom five hold employment contracts with the Company and seven hold Ph.D. degrees in the chemical or biological sciences. The Company is highly dependent on the services of its executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of the Company's development objectives, its business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to the Company's success. There can be no assurance that the Company will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.


ITEM 2.   PROPERTIES

     PPTI does not own any real property. The Company leases approximately 21,000 square feet in San Diego, California from Sycamore/San Diego Investors. The leased property includes the Company's administrative offices, which encompass approximately 4,000 square feet, and its laboratory facilities, which encompass approximately 17,000 square feet. The current annual rent is approximately $425,000. The lease expires in May 2005.

     The Company believes that its current facilities are adequate to meet its needs until the end of 1999. The Company retains an option to lease an additional 7,000 square feet of office and laboratory space in its present facility and to extend its lease for an additional five years.


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "PPTI". The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions.

                                                 Trade Prices
                                            ----------------------
          1998                                High          Low
          ---------------                   ----------------------
          First Quarter                      $1.531        $1.063
          Second Quarter                      2,250         0.875
          Third Quarter                       1.719         0.750
          Fourth Quarter                      1.250         0.688
          1997
          ---------------
          First Quarter                      $4.625        $1.813
          Second Quarter                      3.063         1.938
          Third Quarter                       3.125         1.563
          Fourth Quarter                      3.250         0.750


     As of February 25, 1998, the Company had approximately 110 shareholders of record; it estimates it has approximately 1,500 beneficial holders. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

UNREGISTERED OFFERINGS

     In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437.5 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors.

     Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company has registered the shares of common stock underlying the Series E Stock and the warrants with the Securities and Exchange Commission. The Company has agreed to use its best efforts to nominate for election a person selected by the holders of the Series E Stock to its Board of Directors.

     Each share of Series E Stock received two common stock warrants. One warrant (first warrant) is exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expires approximately 18 months after the close of the offering; the other warrant (second warrant) is exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expires approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share were issued as a finder and document review fee paid to a lead investor. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement.

     In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock. The Company's Series F Convertible Preferred Stock is equivalent to the Company's Series E Stock with regard to liquidation preferences. All other terms of the Company's Series F Convertible Preferred Stock remained the same as the Company's Series D Convertible Preferred Stock.

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

     Each share of Series D and Series F Convertible Preferred Stock earns a cumulative dividend at the annual rate of $10 per share, payable as and when declared by the Company's Board of Directors in the form of cash, common stock or any combination thereof. The Series D and F Convertible Preferred Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Convertible Preferred Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Convertible Preferred Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Convertible Preferred Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus accumulated dividends.

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

FORWARD LOOKING STATEMENTS

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

GENERAL OVERVIEW

     Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of December 31, 1998 has an accumulated deficit of $32,987,964.

     The Company's product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. Its more advanced programs are in the areas of bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. The Company currently is devoting the majority of its resources to the development and registration of these products which are projected, pending approval by the U.S. Food and Drug Administration, to begin human clinical trials later this year, subject to the availability of sufficient capital. The Company's other advanced product technology is in the area of tissue adhesives and sealants. Currently the Company's research and development in this area is focused on the repair of spinal discs for the treatment of lower back pain. The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes.

     In 1995, the Company entered into a collaborative relationship with Ethicon regarding its surgical adhesives and sealants program. Ethicon terminated the relationship in December 1997 which materially adversely affected the Company. The Company's strategy with most of its programs is to enter into collaborative development agreements with major medical product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for the next several years.

     The Company's cash balance as of December 31, 1998 was $1,380,000, which the Company believes is sufficient to fund its operations through April 1999. The Company is attempting to raise additional funds for continuing operations through private or public offerings and collaborative agreements (see "Liquidity and Capital Resources" below, and Note 1 of the Audited Financial Statements for additional information and a description of the associated risks).

RESULTS OF OPERATIONS

     Contract research revenue for the year ended December 31, 1998 was $50,000, compared to $460,000 and $610,000 for 1997 and 1996, respectively. During 1997 and 1996 the Company received research and development reimbursements totaling $300,000 and $600,000, respectively, from Ethicon related to the Company's surgical adhesives and sealants program. In September 1995, the Company received a payment of $800,000 from Ethicon upon the signing of the various agreements related to the Company's tissue adhesives and sealants program.
Other revenues for these periods were derived from materials evaluation agreements entered into with various divisions of J&J. In December 1997, Ethicon elected to terminate its collaboration with the Company; therefore, no additional revenue has been generated from these agreements.

     Interest income was $135,000 for the year ended December 31, 1998, as compared to $187,000 for 1997 and $87,000 for 1996. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

     Product sales for the years ended December 31, 1998 were $67,000, compared to $77,000 and $58,000 in 1997 and 1996 respectively. Product sales consist of ProNectin F related product revenues and licensing fees. Sales during 1996 reflected disappointing market interest in the line of ProNectin products; as a result the Company discontinued related promotional expenditures to conserve cash. Sales in 1997 and 1998 primarily reflect distributor stocking orders.

     Cost of sales was $4,000 for the year ended December 31, 1998, versus $26,000 and $47,000 for 1997 and 1996, respectively. Because the products sold through distributors are manufactured to order, the Company no longer books inventory reserves. Royalty expenses of

$25,000 were paid to Telios Pharmaceuticals, Inc. for each of the three years ended December 31, 1998, 1997 and 1996. Additionally, prior to 1997, royalty expenses of $10,000 per year were paid to Stanford University.

     Research and development expenses for the year ended December 31, 1998 were $4,138,000, compared to $3,127,000 in 1997, an increase of 32%. This increase is due primarily to expanded activities regarding the Company's soft tissue augmentation program, in particular the outside testing and regulatory consulting expenses associated with the filing of an Investigational Device Exemption with the U.S. Food and Drug Administration to begin human trials for the treatment of female stress urinary incontinence. Other related expenses include expanded manufacturing capacity and manufacturing process validation, quality assurance efforts, and outside testing services. The Company expects its research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including human clinical testing, increased manufacturing requirements, and increased use of outside testing services.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $1,727,000, as compared to $1,988,000 for 1997, a decrease of 13%.
This decrease was due to reduced patent filing expenses. To the extent possible, the Company concentrated on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. The Company expects its selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting its research and development efforts and as business development, patent, legal and investor relations activities require.

     For the year ended December 31, 1998, the Company recorded a net loss applicable to common shareholders of $9,183,000, or $.88 per share, as compared to $4,887,000, or $.52 per share for 1997, and $3,356,000, or $.51 per share for
1996. The difference between 1998 and previous year end results is due primarily to a non-cash "imputed dividend" expense of $3,266,000 that resulted from the sale and issuance of the Company's Series E Convertible Preferred Stock during 1998. The 1998, 1997 and 1996 losses and per share calculations also include $278,000, $433,000 and $492,000, respectively, of undeclared and/or paid dividends from the Company's Preferred Stock.

     The Company expects to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the successful continuation of the tissue augmentation program and product registration, and the tissue adhesives program, as well as expected increases in the Company's other research and development, manufacturing and business development activities. The Company's results depend in part on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

     To date, the Company believes that inflation and changing prices have not had a material impact on its continuing operations. Based upon Company earnings history, a valuation allowance of $11,749,000 is required to reduce the Company's net deferred tax assets to the amount realizable.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $1,380,000, as compared to $1,300,000 at December 31, 1997. As of December 31, 1998, the Company had working capital of $600,000, compared to $697,000 at December 31, 1997. In April and May of 1998, the Company realized approximately $5,400,000 net of expenses from the private placement of the Company's Series E Convertible Preferred Stock.

     The Company had long-term capital lease obligations of $106,000 as of December 31, 1998, compared to an obligation of $190,000 as of December 31, 1997. For the year ended December 31, 1998, the Company's cash expenditures for capital equipment and leasehold improvements totaled $197,000, compared with $296,000 for the same period last year. The Company anticipates that these expenditures will be less in 1999 as laboratory renovations and additional equipment required to meet current GLP regulations and production requirements have been mostly completed. However, the Company anticipates a significant increase in manufacturing-related equipment and leasehold improvement expenditures in 2000 due to an increase in need for products for clinical testing, and anticipated need for additional product manufacturing for preclinical animal studies. The Company may enter into additional capital equipment lease arrangements in the future if available at appropriate rates and terms.

     The Company believes its existing available cash, cash equivalents and short-term investments would be sufficient to meet its anticipated capital requirements through April 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 1999, the Company expects that the possible exercise of existing warrants could result in additional funds for continuing operations. Further, the Company is currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframes needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

YEAR 2000 COMPLIANCE

     The Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The "Year 2000" issue concerns potential exposure related to the interruption of business practice and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has undertaken initiatives to ensure that its computer systems are Year 2000 compliant. To date, the Company has not incurred any material costs in connection with its Year 2000 plan. Based on its assessments to date, the Company does not expect to incur any further significant costs, or anticipate any significant problems or uncertainties associated with becoming Year 2000 compliant.

     The following is a breakdown by phase of the progress the Company has made to date on its Year 2000 plan:

          Phase                                      Timeframe   % Complete
          --------------------------------------     ---------   -----------
          Initial identification and assessment      Q-4 1998        95%
          Remediation                                Q-4 1998        95%
          Testing                                    Q-2 1999        70%
          Contingency planning                       Q-2 1999        50%


     The Company is reliant on its vendors and suppliers and may be reliant on strategic partners to provide Year 2000 compliant systems prior to December 31, 1999. The Company is in the process of surveying all of its major vendors and suppliers to determine whether their systems are Year 2000 compliant. At this time, the impact on the Company of significant vendors and suppliers not being in full compliance cannot be reasonably estimated. However, the Company believes that any of its vendors and suppliers can be replaced with minimal cost impact. The Company is developing a plan to mitigate the impact of vendors and suppliers who are not in compliance with issues related to the Year 2000.

ITEM 7.   FINANCIAL STATEMENTS

     Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):


    Description                                                                     Page
    -----------------------------------------------------------------------------   ----

    Report of Ernst & Young LLP, Independent Auditors...........................    F-2

    Balance Sheets at December 31, 1998 and 1997................................    F-3

    Statements of Operations for the years ended December 31, 1998, 1997
       and 1996 and the period July 6, 1988 (inception) to December 31, 1998....    F-4

    Statements of Stockholders Equity for the period July 6, 1988 (inception)
       to December 31, 1998.....................................................    F-5

    Statements of Cash Flows for the years ended December 31, 1998, 1997
       and 1996 and the period July 6, 1988 (inception) to December 31, 1998....    F-7

    Notes to Financial Statements...............................................    F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


     We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and for the period July 6, 1988 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period July 6, 1988 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating $(32,987,964) and without additional financing, lacks sufficient working capital to fund operations beyond April 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1998 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                       ERNST & YOUNG LLP

San Diego, California
February 5, 1999

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                             1998                1997
                                                                       --------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                             $  1,383,148        $    325,021
 Short-term investments                                                           -             974,817
 Other current assets                                                        66,459              88,868
                                                                       ------------        ------------
Total current assets                                                      1,449,607           1,388,706

 Deposits                                                                    36,177              36,617
 Notes receivable from officers                                             141,000             153,000

 Equipment and leasehold improvements, net                                  598,447             769,564

                                                                       ------------        ------------
                                                                       $  2,225,231        $  2,347,887
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $    515,413        $    423,594
 Accrued employee benefits                                                  167,849             151,831
 Other accrued expenses                                                      21,574              41,151
 Deferred revenue                                                                 -                   -
 Current portion capital lease obligations                                   84,518              75,110
 Deferred rent                                                               60,668                   -
                                                                       ------------        ------------
Total current liabilities                                                   850,022             691,686

Long-term portion capital lease obligations                                 105,548             190,068

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 153,917 shares authorized, 79,202 and 28,214 shares issued and outstanding at
   December 31, 1998 and 1997, respectively - liquidation
   preference of $7,920,200                                               7,600,226           2,667,403
  Common stock, $.01 par value, 25,000,000 shares authorized,
   10,827,240 and 10,420,722 shares issued and outstanding at
   December 31, 1998 and 1997, respectively                                 108,274             104,208
  Additional paid-in capital                                             26,549,125          22,778,033
  Deficit accumulated during development stage                          (32,987,964)        (24,083,511)
                                                                       ------------        ------------
Total stockholders' equity                                                1,269,661           1,466,133
                                                                       ------------        ------------

                                                                       $  2,225,231        $  2,347,887
                                                                       ============        ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                                                      FOR THE PERIOD
                                                                                                       JULY 6, 1988
                                                                                                      (INCEPTION) TO
                                                          YEARS ENDED DECEMBER 31,                      DECEMBER 31,
                                                1998                1997                1996               1998
                                           -------------------------------------------------------------------------
Revenues:
   Contract revenue                         $    50,000         $   459,510         $   610,000        $  4,354,965
   Interest income, net                         134,978             186,531              87,317           1,080,929
   Product and other income                      70,846              76,917              58,434             630,014
                                            -----------         -----------         -----------        ------------
Total revenues                                  255,824             722,958             755,751           6,065,908

Expenses:
   Cost of sales                                  4,158              26,141              47,364             279,679
   Research and development                   4,137,986           3,127,257           2,021,413          21,385,254
   Selling, general and administrative        1,726,883           1,988,493           1,516,406          13,156,302
   Royalties                                     25,000              35,000              35,000             290,171
                                            -----------         -----------         -----------        ------------
Total expenses                                5,894,027           5,176,891           3,620,183          35,111,406
                                            -----------         -----------         -----------        ------------

Net loss                                     (5,638,203)         (4,453,933)         (2,864,432)        (29,045,498)

Undeclared and/or paid dividends on
 preferred stock                              3,544,323             432,682             491,867           4,962,015
                                            -----------         -----------         -----------        ------------

Net loss applicable to common
 shareholders                               $(9,182,526)        $(4,886,615)        $(3,356,299)       $(34,007,513)
                                            ===========         ===========         ===========        ============

Net loss per common share - basic
 and diluted                                $      (.88)        $      (.52)        $      (.51)
                                            ===========         ===========         ===========
Shares used in computing net loss
 per common share - basic and
 diluted                                     10,484,277           9,487,165           6,638,814
                                            ===========         ===========         ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD JULY 6, 1988 (INCEPTION) TO DECEMBER 31, 1998

                                                                                  COMMON STOCK           PREFERRED STOCK
                                                                         --------------------------------------------------
                                                                              Shares        AMOUNT      SHARES      AMOUNT
                                                                         --------------------------------------------------
 Issuance of common stock at $.01 per share for cash                           400,000     $  4,000          -    $       -
 Issuance of common stock at $.62 per share for cash and receivables         1,116,245       11,162          -            -
 Receivables from sale of common stock                                               -            -          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1988                                                 1,516,245       15,162          -            -
 Repayment of receivables from sale of common stock                                  -            -          -            -
 Issuance of common stock at $.62 per share                                    359,136        3,594          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1989                                                 1,875,381       18,756          -            -
 Exercise of common stock options at $.01 per share for cash                    60,000          600          -            -
 Issuance of common stock at $.68 per share for cash and compensation            5,000           50          -            -
 Common stock repurchased at $.01 per share for cash                           (25,000)        (250)         -            -
 Common stock issued at $.68 per share for cash and compensation                25,000          250          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1990                                                 1,940,381       19,406          -            -
 Exercise of common stock options at $.68 per share for cash                     5,000           50          -            -
 Exercise of warrants for common stock                                         483,755        4,837          -            -
 Conversion of notes payable to common stock                                   339,230        3,391          -            -
 Conversion of notes payable to preferred stock                                      -            -    278,326        2,783
 Issuance of preferred stock at $2.00 per share for cash, net of                                  -          -            -
   issuance costs                                                                    -            -    400,000      400,000
 Issuance of warrants for cash                                                       -            -          -            -
 Issuance of warrants in connection with convertible notes payable                   -            -          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1991                                                 2,768,366       27,684    678,326        6,783
 Initial public offering at $6.50 per unit, net of issuance costs            1,667,500       16,676          -            -
 Conversion of Series B preferred stock into common stock in
  connection with initial public offering                                      678,326        6,783   (678,326)      (6,783)
 Conversion of Series A preferred stock into common stock at
   1.13342 per share                                                           713,733        7,137          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1992                                                 5,827,925       58,280          -            -
 Exercise of common stock options at $.68 per share                              3,000           30          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1993                                                 5,830,925       58,310          -            -
 Issuance of preferred stock at $100 per share for cash, net
   of issuance costs                                                                 -            -     21,600    2,073,925
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1994                                                 5,830,925       58,310     21,600    2,073,925
 Issuance of preferred stock at $100 per share for cash and
  cancellation of bridge loan, net of issuance costs                                 -            -     25,000    2,432,150
 Series C dividends paid in Series D preferred stock                                 -            -      2,539      253,875
 Interest paid in Series D preferred stock                                           -            -         48        4,795
 Exercise of common stock options at $.53 per share                              2,000           20          -            -
 Net loss                                                                            -            -          -            -
                                                                         -------------     --------     ------    ---------
Balance at December 31, 1995                                                 5,832,925       58,330     49,187    4,764,745

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                                           DURING         RECEIVABLES FROM
                                                                         ADDITIONAL      DEVELOPMENT     TOTAL STOCKHOLDERS'
                                                                        PAID-IN CAPITAL     STAGE       STOCK         EQUITY
                                                                        --------------------------------------------------------
 Issuance of common stock at $.01 per share for cash                    $         -     $         -    $       -    $     4,000
 Issuance of common stock at $.62 per share for cash and
  receivables                                                               681,838               -            -        693,000
 Receivables from sale of common stock                                            -               -      (86,000)       (86,000)
 Net loss                                                                         -        (322,702)           -       (322,702)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1988                                                681,838        (322,702)     (86,000)       288,298
 Repayment of receivables from sale of common stock                               -               -       86,000         86,000
 Issuance of common stock at $.62 per share                                 219,358               -            -        222,952
 Net loss                                                                         -        (925,080)           -       (925,080)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1989                                                901,196      (1,247,782)           -       (327,830)
 Exercise of common stock options at $.01 per share for cash                      -               -            -            600
 Issuance of common stock at $.68 per share for cash and compensation         3,350               -            -          3,400
 Common stock repurchased at $.01 per share for cash                              -               -            -           (250)
 Common stock issued at $.68 per share for cash and compensation             16,750               -            -         17,000
 Net loss                                                                         -      (1,501,171)           -     (1,501,171)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1990                                                921,296      (2,748,953)           -     (1,808,251)
 Exercise of common stock options at $.68 per share for cash                  3,350               -            -          3,400
 Exercise of warrants for common stock                                      295,493               -            -        300,330
 Conversion of notes payable to common stock                                508,414               -            -        511,805
 Conversion of notes payable to preferred stock                             553,869               -            -        556,652
 Issuance of preferred stock at $2.00 per share for cash, net of
   issuance costs                                                           703,475               -            -        707,475
 Issuance of warrants for cash                                                3,000               -            -          3,000
 Issuance of warrants in connection with convertible notes payable           28,000               -            -         28,000
 Net loss                                                                         -      (1,143,119)           -     (1,143,119)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1991                                              3,016,897      (3,892,072)           -       (840,708)
 Initial public offering at $6.50 per unit, net of issuance costs         8,911,024               -            -      8,927,700
 Conversion of Series B preferred stock into common stock in
  connection with initial public offering                                         -               -            -              -
 Conversion of Series A preferred stock into common stock at
  1.13342 per share                                                       1,717,065               -            -      1,724,202
 Net loss                                                                         -      (3,481,659)           -     (3,481,659)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1992                                             13,644,986      (7,373,731)           -      6,329,535
 Exercise of common stock options at $.68 per share                           2,010               -            -          2,040
 Net loss                                                                         -      (3,245,436)           -     (3,245,436)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1993                                             13,646,996     (10,619,167)           -      3,086,139
 Issuance of preferred stock at $100 per share for cash, net of
   issuance costs                                                                 -               -            -      2,073,925
 Net loss                                                                         -      (3,245,359)           -     (3,245,359)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1994                                             13,646,996     (13,864,526)           -      1,914,705
 Issuance of preferred stock at $100 per share for cash and
  cancellation of bridge loan,  net of issuance costs                             -               -            -      2,432,150
 Series C dividends paid in Series D preferred stock                              -        (253,875)           -              -
 Interest paid in Series D preferred stock                                        -               -            -          4,795
 Exercise of common stock options at $.53 per share                           1,040               -            -          1,060
 Net loss                                                                         -      (2,224,404)           -     (2,224,404)
                                                                        -----------     -----------    ---------    -----------
Balance at December 31, 1995                                             13,648,036      16,342,805)           -      2,128,306


                            See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD JULY 6, 1988 (INCEPTION) TO DECEMBER 31, 1998

                                                                                 COMMON STOCK            PREFERRED STOCK
                                                                           --------------------------------------------------
                                                                             SHARES        AMOUNT      SHARES       AMOUNT
                                                                           --------------------------------------------------
 Exercise of common stock warrants at $1.25 per share                         932,960     $  9,330          -    $         -
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs                                                             322,663        3,226          -              -
 Exercise of common stock warrants at $1.00 per share                          25,000          250          -              -
 Exercise of common stock options                                             136,000        1,360          -              -
 Stock repurchases                                                            (16,320)        (163)         -              -
 Net loss                                                                           -            -          -              -
                                                                           ----------     --------    -------    -----------
Balance at December 31, 1996                                                7,233,228       72,333     49,187      4,764,745
 Issuance of common stock at $2.50 per share, net of issuance costs         1,904,000       19,040          -              -
 Exercise of common stock options                                              28,000          280          -              -
 Issuance of common stock under stock purchase plan                            15,036          151          -              -
 Conversion of Series D preferred stock into common stock                   1,032,537       10,325    (20,973)    (2,097,342)
 Series D dividends paid in common stock                                      207,921        2,079          -              -
 Net loss                                                                           -            -          -              -
                                                                           ----------     --------    -------    -----------
Balance at December 31, 1997                                               10,420,722     $104,208     28,214    $ 2,667,403
 Issuance of common stock under stock purchase plan                            36,715          368          -              -
 Exercise of common stock options                                              12,000          120          -              -
 Issuance of common stock at $1.60 per share, net of issuance costs            23,439          234          -              -
 Issuance of Series E preferred stock, net of issuance costs                        -            -     54,438      5,277,813
 Grant of stock to finder                                                      64,000          640          -              -
 Conversion of Series D and E preferred stock into common stock               270,364        2,704     (3,450)      (344,990)
 Net Loss                                                                           -            -          -              -
                                                                           ----------     --------    -------    -----------
Balance at December 31, 1998                                               10,827,240     $108,274     79,202    $ 7,600,226
                                                                           ==========     ========    =======    ===========

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                                            DURING         RECEIVABLES FROM
                                                                         ADDITIONAL       DEVELOPMENT     TOTAL STOCKHOLDERS'
                                                                        PAID-IN CAPITAL      STAGE         STOCK      EQUITY
                                                                        -------------------------------------------------------
 Exercise of common stock warrants at $1.25 per share                   $ 1,156,870      $          -     $       -   $ 1,166,200
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs                                                           779,413                 -             -       782,639
 Exercise of common stock warrants at $1.00 per share                        24,750                 -             -        25,000
 Exercise of common stock options                                            91,650                 -             -        93,010
 Stock repurchases                                                          (81,437)                -             -       (81,600)
 Net loss                                                                         -        (2,864,432)            -    (2,864,432)
                                                                        -----------      ------------     ---------   -----------
Balance at December 31, 1996                                             15,619,282       (19,207,237)            -     1,249,123
 Issuance of common stock at $2.50 per share, net of issuance costs       4,601,322                 -             -     4,620,362
 Exercise of common stock options                                            20,200                 -             -        20,480
 Issuance of common stock under stock purchase plan                          29,950                 -             -        30,101
 Conversion of Series D preferred stock into common stock                 2,087,017                 -             -             -
 Series D dividends paid in common stock                                    420,262          (422,341)            -             -
 Net loss                                                                         -        (4,453,933)            -    (4,453,933)
                                                                        -----------      ------------     ---------   -----------
Balance at December 31, 1997                                            $22,778,033      $(24,083,511)    $       -   $ 1,466,133
 Issuance of common stock under stock purchase plan                          38,010                 -             -        38,378
 Exercise of common stock options                                             7,920                 -             -         8,040
 Issuance of common stock at $1.60 per share, net of issuance costs          37,266                 -             -        37,500
 Issuance of Series E preferred stock, net of issuance costs              3,266,250        (3,266,250)            -     5,277,813
 Grant of stock to finder                                                    79,360                 -             -        80,000
 Conversion of Series D and E preferred stock into common stock             342,286                 -             -             -
 Net Loss                                                                         -        (5,638,203)            -    (5,638,203)
                                                                        -----------      ------------     ---------   -----------
Balance at December 31, 1998                                            $26,549,125      $(32,987,964)    $       -   $ 1,269,661
                                                                        ===========      ============     =========   ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                                                                        FOR THE PERIOD
                                                                                                         JULY 6, 1988
                                                                                                        (INCEPTION) TO
                                                              YEARS ENDED DECEMBER 31,                   DECEMBER 31,
                                                     1998               1997               1996               1998
                                              ------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                      $(5,638,203)       $(4,453,933)       $(2,864,432)      $(29,045,498)
Adjustments to reconcile net loss to net
 cash used for operating activities:
  Stock issued for compensation                    80,000                  -                  -            100,100
  Stock issued for interest                             -                  -                  -              4,795
  Depreciation and amortization                   368,577            184,300            117,203          1,628,296
  Write-off of purchased technology                     -                  -                  -            503,500
  Changes in assets and liabilities:
   Deposits                                           440            (14,360)                 -            (36,177)
   Notes receivable from officers                  12,000           (153,000)                 -           (141,000)
   Other current assets                            22,409            (11,613)            25,556            (66,459)
   Accounts payable                                91,819            172,273             93,350            515,413
   Accrued employee benefits                       16,018             34,219             16,328            167,849
   Other accrued expenses                         (19,577)           (12,374)             1,927             21,574
   Deferred revenue                                     -            (75,000)            75,000                  -
   Deferred rent                                   60,668                  -                  -             60,668
                                              -----------        -----------        -----------       ------------
Net cash used for operating activities         (5,005,849)        (4,329,488)        (2,535,068)       (26,286,939)

INVESTING ACTIVITIES
Purchase of technology                                  -                  -                  -           (570,000)
Purchase of equipment and improvements           (197,460)          (295,778)          (183,722)        (1,784,714)
Purchases of short-term investments                     -         (4,226,729)        (1,943,042)       (16,161,667)
Sales of short-term investments                   974,817          4,244,954          2,490,000         16,161,667
                                              -----------        -----------        -----------       ------------
Net cash provided by (used for) investing
 activities                                       777,357           (277,553)           363,236         (2,354,714)


FINANCING ACTIVITIES
Net proceeds from issuance of warrants and
 sale of common stock                              83,918          4,670,943          1,985,249         16,597,912

Net proceeds from issuance of preferred
 stock                                          5,277,813                  -                  -         12,215,565

Net proceeds from convertible notes and
 detachable warrants                                    -                  -                  -          1,068,457

Payments on capital lease obligations             (75,112)           (23,594)                 -            (98,706)
Payment on note payable                                 -                  -                  -            (92,750)
Proceeds from note payable                              -                  -                  -            334,323
Deferred offering costs                                 -             17,356            (17,356)                 -
                                              -----------        -----------        -----------       ------------
Net cash provided by financing activities       5,286,619          4,664,705          1,967,893         30,024,801

Net increase (decrease) in cash and cash
 equivalents                                    1,058,127             57,664           (203,939)         1,383,148

Cash and cash equivalents at beginning of
 the period                                       325,021            267,357            471,296                  -
                                              -----------        -----------        -----------       ------------
Cash and cash equivalents at end of the
 period                                       $ 1,383,148        $   325,021        $   267,357       $  1,383,148
                                              ===========        ===========        ===========       ============

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                                                                      JULY 6, 1988
                                                                                                     (INCEPTION) TO
                                                             YEARS ENDED DECEMBER 31,                 DECEMBER 31,
                                                    1998               1997              1996             1998
                                           ---------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases         $         -         $  288,722          $        -      $  288,772
Interest paid                                      26,692              7,763                   -          97,928
Imputed dividend on Series E Stock              3,266,250                  -                   -       3,266,250
Conversion of Series D preferred stock to
 common stock                                      44,990          2,097,342                   -       2,142,332
Conversion of Series E preferred stock to
 common stock                                     300,000                  -                   -         300,000
Series D stock issued for Series C Stock                -                  -           2,073,925       2,073,925
Series C dividends paid with Series D stock             -                  -             253,875         253,875
Series D dividends paid with common stock     $         -         $  422,341          $        -      $  422,341
                                              ===========         ==========          ==========      ==========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998


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

LIQUIDITY

As of December 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $1,380,000 as compared to $1,300,000 at December 31, 1997. As of December 31, 1998, the Company had working capital of $600,000, compared to $697,000 at December 31, 1997. In April and May of 1998, the Company raised approximately $5,400,000, net of expenses, from the private placement of the Company's Series E Convertible Preferred Stock.

The Company believes its available cash, cash equivalents and short-term investments would be sufficient to meet its anticipated capital requirements through April 1999, which raises substantial doubt about its ability to continue as a going concern. Substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 1999, the Company expects that the possible exercise of existing warrants could result in additional funds for continuing operations. Further, the Company is currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

                                                          DECEMBER 31,
                                                     1998              1997
                                                -----------------------------
Laboratory equipment                            $ 1,600,723       $ 1,459,476
Office equipment                                    175,128           171,490
Leasehold improvements                              297,635           245,060
                                                -----------------------------

                                                  2,073,486         1,876,026
Less accumulated depreciation and amortization   (1,475,039)      (1,106,4632)
                                                -----------------------------
                                                $   598,447       $   769,564
                                                =============================

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

PRODUCT REVENUE RECOGNITION

Sales are recognized upon shipment of products to customers.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no such indicators have been identified.

STOCK OPTIONS

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized. Options issued to non-employees are recorded at their fair value and recognized over the related service period. The effects of using the fair value accounting method, as described in SFAS Statement No. 123 are described below in
Note 2.

NET LOSS PER COMMON SHARE

The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the statements of operations. Basic earnings per share is calculated based upon weighted-average number of outstanding common shares for the period. Diluted earnings per share is calculated based upon weighted-average number of outstanding common shares, plus the effect of dilutive stock options.

The net loss per common share for the years ended December 31, 1998, 1997 and 1996 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 1998, 1997 and 1996 has been adjusted for accumulated and/or paid dividends on the Preferred Stock.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997. This standard requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company adopted this standard during 1998. For the years ended December 31, 1998, 1997 and 1996 the Company did not have any components of comprehensive income as defined in SFAS No. 130.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997. This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company adopted this standard during 1998. Implementation of this standard did not affect the Company's financial position or results of operations.

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

2.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437.5 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company recorded a non-cash "imputed dividend" expense of $3,266,250 in order to account for the difference between the fair market value of the stock and the beneficial conversion feature.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  STOCKHOLDERS' EQUITY (CONTINUED)

Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments.

No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company registered the shares of common stock underlying the Series E Stock and the warrants with the Securities and Exchange. This registration became effective on October 3, 1998. As of December 31, 1998, 3,000 shares of Series E Stock had been converted into 240,000 shares of the Company's common stock.

Each share of Series E Stock received two common stock warrants. One warrant is exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expires approximately 18 months after the close of the offering; the other warrant is exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expires approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share has been issued as a finder and document review fee paid to a lead investor. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement.

In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock ("Series F Stock") in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock ("Series D Stock").

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company's Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if:
(a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  STOCKHOLDERS' EQUITY (CONTINUED)

stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference of $100 per share plus accumulated dividends.

The Series E Stock is convertible, at the option of the holder, into shares of the Company's common stock, subject to anti-dilution adjustments, and has a preference in liquidation of $100 per share, but only after any preference is paid or declared set apart for the Series D Stock. The Company's Series F Stock is equivalent to the Company's Series E Stock with regard to liquidation preferences. All other terms of the Series F Stock remain the same as the Company's Series D Stock.

Holders of the Series E Stock are entitled to receive dividends when and if declared by the Board of Directors; however, no such dividends will be declared or paid on the Series E Stock until the preferential cumulative dividends on the Series D and F Stock have been fully paid or declared and set apart. Automatic conversion of all Series E Stock will occur if: (a) the Company completes a public offering of common stock at a price of $7.50 or higher; or (b) the holders of more than 75% of outstanding Series E Stock elect to convert.

Series D, E and F Convertible Preferred Stock has been designated as non-voting stock.

STOCK OPTION PLANS

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Board may modify the Plan at any time. During 1998, a total of 36,715 shares were purchased under the Plan at prices ranging from $0.79 to $1.06. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. Such grants of options to purchase 5,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. STOCKHOLDERS' EQUITY (CONTINUED)

year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Board (or a designated committee of the Board) administers the 1996 Plan. At December 31, 1998, 110,000 options to purchase have been granted under the 1996 Plan.

The Company adopted the 1992 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. At December 31, 1998, options to purchase 401,600 shares of common stock were exercisable, and 566,400 shares were available for future grant.

The Company adopted the 1989 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. As the options have a ten year life and were to expire in March 1999, the Board of Directors approved an action to cancel existing valid options granted prior to 1991 in return for a reissuance of fully vested ten year options at the closing price on the date of approval, November 23, 1998. Options become exercisable ratably over periods of up to five years from the date of grant. At December 31, 1998, options for 368,500 shares were exercisable, and 125,000 shares were available for future grant.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants of the Company. At December 31, 1998, options for 213,500 shares were exercisable.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's stock option activity:

                                                       Years ended December 31,
                          -----------------------------------------------------------------------------
                                      1998                      1997                      1996
                          --------------------------  ------------------------  ------------------------
                                          Weighted                  Weighted                   Weighted
                                           Average                   Average                    Average
                                          Exercise                  Exercise                   Exercise
                              Options      Price        Options      Price       Options         Price
                            ---------    ----------   -----------   ----------  -----------    ---------
Outstanding - beginning
   of year                  1,540,600     $1.52        1,393,600      $1.38       1,064,600      $0.90
   Granted                    568,000     $0.99          190,000      $2.34         465,000      $2.27
   Exercised                  (12,000)   ($0.67)         (28,000)    ($0.73)       (136,000)    ($0.68)
   Forfeited/Expired         (331,600)   ($0.83)         (15,000)    ($0.60)              -          -
Outstanding - end of year   1,765,000     $1.51        1,540,600      $1.52       1,393,600      $1.38
                            =========    ======        =========      =====       =========      =====
Exercisable - end of year   1,093,600     $1.36          916,600      $1.56         732,100      $1.08
                            =========    ======        =========      =====       =========      =====

The exercise prices for options outstanding as of December 31, 1998 range from $0.53 to $3.75. The weighted average remaining contractual life of these options is approximately 7.32 years.

STATEMENT 123 PRO FORMA INFORMATION

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model. The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 6.00% for 1998, 6.43% for 1997 and 6.22% for 1996; a volatility factor of the expected market price of the Company's common stock of .89% for 1998, 102% for 1997 and 110% for 1996; expected option lives of 10 years for 1998, 5 years for 1997, 8 years for 1996; and no dividend yields for all years.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  STOCKHOLDERS' EQUITY (CONTINUED)

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                           1998          1997          1996
                                      -------------  ------------  ------------
Net loss as reported                   $(9,182,526)  $(4,886,615)  $(3,356,299)
Net loss per share as reported               (0.88)        (0.52)        (0.51)
Net loss pro forma                      (9,877,344)   (5,188,511)   (3,492,030)
Net loss per share pro forma                  (.94)        (0.55)        (0.53)
Weighted average fair value per share
  of options granted during the year   $      0.87   $      1.77   $      2.06


The pro forma effect on net loss for 1998, 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

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

3.  STOCKHOLDER PROTECTION AGREEMENT

In 1997, the Board of Directors of the Company adopted a Stockholder Protection Agreement ("Rights Plan") that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions to protect stockholders in the event of an unsolicited attempt to acquire the Company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of the outstanding shares of Company common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of Company capital stock at a discounted price. The

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  STOCKHOLDER PROTECTION AGREEMENT (CONTINUED)

issuance of the Rights is not a taxable event, does not affect the Company's reported earnings per share, and does not change the manner in which the Company's common stock is traded.

4.  COMMITMENTS

The Company leases its office and research facilities totaling 21,000 square feet under an operating lease, which expires in May 2005. The facilities lease is subject to an annual escalation provision based upon the Consumer Price Index. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

Annual future minimum operating and capital lease payments are as follows:

                                                             Obligations
                                            Operating           Under
       Year ending December 31,              Leases         Capital Leases
       ------------------------          ------------       --------------
1999                                      $  439,225          $101,803
2000                                         451,841            87,228
2001                                         460,933            25,651
2002                                         461,782                 -
2003                                         473,200                 -
Thereafter                                   651,460                 -
                                          ----------          --------
Total minimum operating and capital
  lease payments                          $2,938,441           214,682
                                          ==========
Less amount representing interest                              (24,616)
                                                              --------
Present value of remaining minimum
  capital lease payments                                       190,066
Less amount due in one year                                    (84,518)
Long-term portion of obligations under                        --------
  capital leases                                              $105,548
                                                              ========

Cost and accumulated depreciation of equipment held under capital leases as of December 31, 1998 was $279,497 and $89,776, respectively. The carrying amount of the Company's obligations under its capital lease agreements approximate their fair value and the implicit interest rate approximates the Company's borrowing rate.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  COMMITMENTS (CONTINUED)

Rent expense was approximately $442,633, $412,000, $306,000 and $3,220,633 for
the years ended December 31, 1998, 1997 and 1996 and for the period July 6, 1988 (inception) through December 31, 1998, respectively.

5.  RESEARCH AND DEVELOPMENT CONTRACTS AND ROYALTIES

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

6.  INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $26,685,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $9,729,000. The California tax loss carryforwards continue to expire ($776,000 expired in 1998). The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, the required 50% limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $861,000 and $401,000, respectively, which will begin expiring in 2004 unless previously utilized.

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

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets as of December 31, 1998 are shown below. A valuation allowance of $11,749,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                     1998              1997
                                                -----------       -----------
Deferred tax assets:
 Net operating loss carryforwards               $ 9,899,000       $ 7,922,000
 Research and development credits                 1,122,000           827,000
 Other, net                                         728,000           530,000
                                                -----------       -----------
Total deferred tax assets                        11,749,000         9,279,000
Valuation allowance for deferred tax assets     (11,749,000)       (9,279,000)
                                                -----------       -----------
Net deferred tax assets                         $         -       $         -
                                                ===========       ===========

7.  EMPLOYEE BENEFITS PLAN

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 1998, the Company had not made a contribution to the Savings Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III


     Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 1999.


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

     3.1.1          Certificate of Designation of Series E Convertible Preferred
                    Stock.

     3.1.2          Certificate of Designation of Series F Convertible Preferred
                    Stock.

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

     10.22 (8)      Lease, with exhibits, dated March 1, 1996 between the
                    Company and Sycamore/San Diego Investors.

     10.23 (8)      Second Amendment to Lease between the Company and
                    Sycamore/San Diego Investors, dated March 1, 1996.

     10.24 (8)      1996 Non-Employee Directors' Stock Option Plan.

     10.25 (8)      Employment Agreement, dated as of November 1, 1996, between the Company and J. Thomas Parmeter.

     10.26 (8)      Employment Agreement, dated as of November 1, 1996, between the Company and John E. Flowers.

     10.27 (8)      Employment Agreement, dated as of November 1, 1996, between the Company and Joseph Cappello.

     10.28 (8)      Employment Agreement, dated as of November 1, 1996, between the Company and Franco A. Ferrari.

     10.29 (8)      Employment Agreement, dated as of November 1, 1996, between the Company and Erwin R. Stedronsky.

     10.30 (9)      Stockholder Protection Agreement, dated August 22, 1997,
                    between the Company and Continental Stock Transfer & Trust
                    Company as rights agent.

     10.31 (10)     Employee Stock Purchase Plan, together with Form of Stock
                    Purchase Agreement.

     10.32 (11)     Lease, with rider and exhibits, dated April 13, 1998,
                    between the Company and Sycamore/San Diego Investors

     10.33 (12)     First Amendment to Stockholder Protection Agreement dated
                    April 24, 1998, between the Company and Continental Stock
                    Transfer & Trust Company as rights agent.

     10.34 Securities Purchase Agreement related to the sale of the Company's Series E Convertible Preferred Stock dated as of April 13, 1998 among the Company and Investors named therein related to the purchase of 54,437.50 shares of Series E Preferred Stock.

     10.35 Form of First Warrants to purchase Common Stock related to the sale of the Company's Series E Preferred Stock.

     10.36 Form of Second Warrants to purchase Common Stock related to the sale of the Company's Series E Preferred Stock.

     10.37 Letter of Agreement dated April 13, 1998 between the Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred Stock for a like number of shares of Series F Preferred Stock.

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

  (9) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed with the Commission on August 27, 1997.

  (10) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 9, 1998.

  (11) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the Commission on May 14, 1998.

  (12) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 13, 1998.



(b)       Reports on Form 8-K.

          On October 13, 1998, Protein Polymer Technologies, Inc. filed a Current Report on Form8-K with the Commission. In Item 5 of the Report, the Company reported that it had been notified by the National Association of Securities Dealers ("NASD") that its public warrants (PPTIW), issued in conjunction with PPTI's 1992 public offering, no longer met Nasdaq's listing requirements due to a lack of market makers, and as a consequence, would no longer be listed on The Nasdaq Stock Market(R).

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROTEIN POLYMER TECHNOLOGIES, INC.


February 26, 1999                  By  /s/  J. THOMAS PARMETER
                                      --------------------------------------
                                            J. Thomas Parmeter
                                            Chairman of the Board, Chief
                                            Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Capacity                               Date
---------                   --------                               ----

/s/  J. THOMAS PARMETER     Chairman of the Board, Chief       February 26, 1999
-------------------------   Executive Officer, President
J. Thomas Parmeter


/s/  JANIS Y. NEVES         Director of Finance, Controller,   February 26, 1999
-------------------------   and Assistant Secretary
Janis Y. Neves


/s/  PATRICIA J. CORNELL      Director                         February 26, 1999
-------------------------
Patricia J. Cornell

/s/  EDWARD E. DAVID          Director                         February 26, 1999
-------------------------
Edward E. David

/s/  PHILIP J. DAVIS          Director                         February 26, 1999
-------------------------
Philip J. Davis

/s/  PATRICK A. GERSCHEL      Director                         February 26, 1999
-------------------------
Patrick A. Gerschel

/s/  EDWARD J. HARTNETT       Director                         February 26, 1999
-------------------------
Edward J. Hartnett

/s/  J. PAUL JONES            Director                         February 26, 1999
-------------------------
J. Paul Jones

/s/  BRENT R. NICKLAS         Director                         February 26, 1999
-------------------------
Brent R. Nicklas

/s/  GEORGE R. WALKER         Director                         February 26, 1999
-------------------------
George R. Walker