Form 10QSB
period 1999-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 1999-05-17
CIK 858155

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  {X]   No  [_]


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of May 11, 1999, 12,232,510
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [_]  No  [X]


================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -
            March 31, 1999 and December 31, 1998..........................     3

          Condensed Statements of Operations -
            For the Three Months ended March 31, 1999 and 1998
              and the period July 6, 1988 (inception) to March 31, 1999...     4

          Condensed Statements of Cash Flows -
            For the Three Months ended March 31, 1999 and 1998
              and the period July 6, 1988 (inception) to March 31, 1999...     5

          Notes to Condensed Financial Statements.........................     7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................     8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................    13

          Signature.......................................................    14

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets


                                                                       MARCH 31,       DECEMBER 31,
                                                                         1999              1998
                                                                   --------------------------------
ASSETS                                                               (UNAUDITED)
Current assets:
 Cash and cash equivalents                                         $    305,113       $  1,383,148
 Short-term investments                                                       -                  -
 Other current assets                                                    76,978             66,459
                                                                   ------------       ------------
Total current assets                                                    382,091          1,449,607

 Deposits                                                                36,977             36,177
 Notes receivable from officers                                         140,000            141,000
 Equipment and leasehold improvements, net                              536,137            598,447
                                                                   ------------       ------------
                                                                   $  1,095,205       $  2,225,231
                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                  $    469,511       $    515,413
 Accrued employee benefits                                              178,881            167,849
 Other accrued expenses                                                  25,952             21,574
 Current portion capital lease obligations                               84,386             84,518
 Deferred rent                                                           60,668             60,668
                                                                   ------------       ------------
Total current liabilities                                               819,398            850,022

Long-term portion capital lease obligations                              85,476            105,548

Stockholders' equity:
 Convertible Preferred Stock, $.01 par value, 153,917 shares authorized, 77,202 and 79,202 shares issued and outstanding at March 31, 1999 and December 31, 1998, respectively;
  liquidation preference - $7,720,200                                 7,400,226          7,600,226
 Common stock, $.01 par value, 25,000,000 shares authorized,
  11,012,434 and 10,827,240 shares issued and outstanding at
  March 31, 1999 and December 31, 1998, respectively                    110,136            108,274
 Additional paid-in capital                                          26,774,033         26,549,125
 Deficit accumulated during development stage                       (34,094,064)       (32,987,964)
                                                                   ------------       ------------
Total stockholders' equity                                              190,331          1,269,661
                                                                   ------------       ------------
                                                                   $  1,095,205       $  2,225,231
                                                                   ============       ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)


                                                                                      FOR THE PERIOD
                                                                                       JULY 6, 1988
                                                        THREE MONTHS ENDED            (INCEPTION) TO
                                                             MARCH 31,                   MARCH 31,
                                                     1999                1998                1999
                                               -----------------------------------------------------
Revenues:
  Contract revenue                             $         -         $    53,750        $  4,354,965
  Interest income                                   13,002               8,656           1,093,931
  Product and other income                          22,649              25,039             652,663
                                               -----------         -----------        ------------
Total revenues                                      35,651              87,445           6,101,559

Expenses:
  Cost of sales                                       (195)              3,160             279,484
  Research and development                         708,077             853,224          22,093,331
  Selling, general and administrative              427,619             502,048          13,583,921
  Royalties                                          6,250               6,250             296,421
                                               -----------         -----------        ------------
Total expenses                                   1,141,751           1,364,682          36,253,157
                                               -----------         -----------        ------------
Net loss                                        (1,106,100)         (1,277,237)        (30,151,598)

Undeclared dividends on preferred stock             68,459              69,567           5,030,474
                                               -----------         -----------        ------------
Net loss applicable to common shareholders     $(1,174,559)        $(1,346,804)       $(35,182,072)
                                               ===========         ===========        ============
Net loss per common share - basic and diluted       $(0.11)             $(0.13)
                                               ===========         ===========
Shares used in computing net loss per common
 share - basic and diluted                      10,940,748          10,429,094
                                                ==========         ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                  FOR THE PERIOD
                                                                                   JULY 6, 1988
                                                      THREE MONTHS ENDED          (INCEPTION) TO
                                                           MARCH 31,                  MARCH 31,
                                                     1999            1998               1999
                                                 -----------    -----------       --------------
OPERATING ACTIVITIES
Net loss                                         $(1,106,100)   $(1,277,237)        $(30,151,598)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Stock issued for compensation and interest          18,000              -              122,895
  Depreciation and amortization                       84,592         88,842            1,712,888
  Write-off of purchased technology                        -              -              503,500
  Changes in assets and liabilities:
   Deposits                                             (800)           440              (36,977)
   Notes receivable from officers                      1,000          3,000             (140,000)
   Other current assets                              (10,519)        44,048              (76,978)
   Accounts payable                                  (45,902)       122,015              469,511
   Accrued employee benefits                          11,032         33,019              178,881
   Other accrued expenses                              4,378        (18,355)              25,952
   Deferred revenue                                        -              -               60,668
                                                 -----------    -----------         ------------
Net cash used for operating activities            (1,044,319)    (1,004,228)         (27,331,258)

INVESTING ACTIVITIES
Purchase of technology                                     -              -             (570,000)
Purchase of equipment and improvements               (22,282)       (21,226)          (1,806,996)
Purchases of short-term investments                        -              -          (16,161,667)
Sales of short-term investments                            -        974,817           16,161,667
                                                 -----------    -----------         ------------
Net cash provided by (used for) investing
 activities                                      $   (22,282)   $   953,591         $ (2,376,996)

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)

                                                                              FOR THE PERIOD
                                                                               JULY 6, 1988
                                                      THREE MONTHS ENDED      (INCEPTION) TO
                                                          MARCH 31,              MARCH 31,
                                                     1999           1998           1999
                                              -----------      ----------      ------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock           $     8,770       $  11,565       $16,606,682
Net proceeds from issuance and conversion
 of preferred stock                                                     -        12,215,565
Net proceeds from convertible notes and
 detachable warrants                                    -               -         1,068,457
Payment on capital lease obligations              (20,204)        (17,957)         (118,910)
Payment on note payable                                 -               -           (92,750)
Proceeds from note payable                              -               -           334,323
                                              -----------       ---------       -----------
Net cash provided by (used for) financing
 activities                                       (11,434)         (6,392)       30,013,367
                                              -----------       ---------       -----------
Net increase (decrease) in cash and cash
 equivalents                                   (1,078,035)        (57,029)          305,113
Cash and cash equivalents at beginning of
 period                                         1,383,148         325,021                 -
                                              -----------       ---------       -----------
Cash and cash equivalents at end of period    $   305,113        $267,992       $   305,113
                                              ===========       =========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases         $         -    $          -       $   288,772
Interest paid                                       5,270           7,495           103,198
Imputed dividend on Series E stock                      -               -         3,266,250
Conversion of Series D preferred stock to
 common stock                                           -               -         2,142,332
Conversion of Series E preferred stock to
 common stock                                     200,000                           500,000
Series D stock issued for Series C stock                -               -         2,073,925
Series C dividends paid with Series D stock             -               -           253,875
Series D dividends paid with common stock     $         -    $          -       $   422,341

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

                                March 31, 1999


1.  BASIS OF PRESENTATION

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

3.  BASIC AND DILUTED LOSS PER SHARE

As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1998. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also includes potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

Both the basic and diluted loss per share for the three months ended March 31, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

4.  NOTE RECEIVABLE WITH OFFICER

A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the unpaid principal balance. In February 1999, the loan term was extended one year. All remaining principal and accrued interest thereon is to be paid to the Company in full by February 2000.

5.  SUBSEQUENT EVENTS

Exercise of Warrants

Between April 1 and April 15, 1999, the Company received approximately $506,000 from the exercise of redeemable, publicly traded warrants originally issued as part of PPTI's Initial Public Offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the company received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

6.  LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and cash equivalents as of March 31, 1999, plus amounts received as of May 12, 1999 from the exercise of both public and private warrants is sufficient to meet its anticipated capital requirements until July 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, compliance with NASDAQ listing requirements, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management's current judgment and expectations for the Company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof. The reader is encouraged to refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as other recent filings with the Securities and Exchange Commission, to ascertain the risks associated with these statements.

GENERAL OVERVIEW

Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development and production of medical products based on its proprietary protein-based biomaterials technology. The Company has been unprofitable to date, and has an accumulated deficit of $34,094,000. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: soft tissue augmentation; surgical adhesives and sealants; wound healing and tissue engineering; drug delivery devices; and surgical adhesion barriers. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

In December 1998, the Company filed its first Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration ("FDA") to request approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The Company intends to submit an additional IDE to the FDA in the third quarter of 1999 to request approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in 1996 and has devoted increasing resources to this program area through 1997 and 1998 in preparation for beginning human clinical testing.

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

The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology and during 1998 the Company worked to determine the specific markets and products providing the most significant opportunities for its use. In particular, the Company has identified and initiated preliminary research and development on an injectable adhesive product aimed at the repair of spinal discs for the treatment of lower back pain. PPTI is seeking to establish a strategic alliance with a leader in the targeted orthopedic markets.

To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

PPTI is aggressively pursuing domestic and international patent protection for its technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued fourteen patents to the Company, eight of which were issued in 1998. In addition, PPTI has filed corresponding patent applications in most other relevant commercial jurisdictions.

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

The Company's cash balance as of March 31, 1999 was $305,000. The Company plans to raise additional funds for continuing operations through private or public offerings and collaborative agreements. On April 15, 1999 the Company received approximately $506,000 from the exercise of redeemable, publicly traded, warrants issued as part of the initial public offering. On May 12, 1999, the Company received $416,000 from the exercise of warrants issued in conjunction with the sale of its Series E Convertible Preferred Stock. On a pro forma basis on March 31, 1999, the cash balance including the net amount raised with existing cash would be $1,227,000. At planned spending levels this amount is expected to meet the Company's anticipated capital requirements until July 1999.

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

RESULTS OF OPERATIONS

The Company received no contract research revenue for the three months ended March 31, 1999, compared to $54,000 in revenue for the same period in 1998. The reduction in contract revenue primarily represents the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc. No additional contract revenues will be generated from the Ethicon agreements which were terminated in December 1997.

Interest income was $13,000 for the three months ended March 31, 1999, versus $9,000 for the same period in 1998. The increase resulted from increased cash available for investing.

For the three months ended March 31, 1999 and 1998, sales and license fees from the Company's ProNectin(R) and SmartPlastic(R) products were $23,000 and $25,000, respectively. The difference was due to fluctuations in reorders by distributors.

The Company incurred no cost of sales for the three months ended March 31, 1999, compared to $3,000 for the same period in 1998. The decrease in costs related primarily to adjustments in inventory charges. Royalty expense was $6,000 for both the three month periods ended March 31, 1999 and 1998.

Research and development expenses for the three months ended March 31, 1999 were $708,000, compared to $853,000 for the same period in 1998, a 17% decrease. The decrease was primarily attributable to completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption submitted to the Food and Drug Administration ("FDA") in December 1998 requesting permission to begin human clinical testing, and implementation of the required Good Laboratory Practices ("GLP") manufacturing facilities and monitoring systems. The Company expects, in general, that its research and development expenses will continue to increase over time if its other products in development and other contemplated projects successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $428,000, as compared to $502,000 for the same period in 1998, a 15% decrease. This decrease was due to a reduction in legal and other professional services primarily related to Securities and Exchange Commission filings and reduced investor relations expenses. The Company expects its selling, general and administrative expenses to continue to decrease in the near term, but will increase in the future as support for its research and development efforts may require and to the extent additional capital is obtained.

For the three months ended March 31, 1999, the Company recorded a net loss applicable to common shareholders of $1,175,000, or $0.11 per share compared to a loss of $1,347,000, or $0.13 per share for the same period in 1997, a 13% decrease. Also included in each of the three month periods of 1999 and 1998 was $68,000 and $70,000, respectively, for undeclared dividends related to the Company's preferred stock.

The Company expects to incur similar or increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in the Company's soft tissue augmentation program's development, manufacturing and business development activities. The Company's results depend on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. The Company's results will also fluctuate from period to period due to timing differences.

To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $305,000 as compared to $1,383,000 at December 31, 1998. As of March 31, 1999, the Company had working capital of ($437,000) as compared to $600,000 at December 31, 1998. In April and May 1999, the Company received $922,000 from the exercise of redeemable, publicly traded, warrants issued in conjunction with PPTI's Initial Public Offering and from the exercise of certain warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

The Company had long-term debt obligations as of March 31, 1999 of $85,000 in the form of capital lease obligations, versus $106,000 as of December 31, 1998. For the three months ending March 31, 1999, the Company's expenditures for capital equipment and leasehold improvements totaled $22,000, compared with $21,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

The Company believes its existing available cash and short-term investments, including the proceeds from the recent exercise of warrants, will be sufficient to meet its anticipated capital requirements until July 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meeting the continuing capital requirements of its operations, including additional collaborative agreements and public or private financings. The Company is currently in discussions at various stages with several potential collaborative partners that, based on the results of various in vitro and in vivo product performance evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

YEAR 2000 COMPLIANCE

The Company continues to modify its information technology in recognition of the year 2000 issue. The "Year 2000" issue concerns potential exposure related to the interruption of business practice and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

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

The following is a breakdown by phase of the progress the Company has made to date on its Year 2000 plan:

                      Phase                          Timeframe   % Complete
                      -----                          ---------   -----------
          Initial identification and assessment       Q-4 1998       95%
          Remediation                                 Q-4 1998       95%
          Testing                                     Q-2 1999       80%
          Contingency planning                        Q-2 1999       60%


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


                            PROTEIN POLYMER TECHNOLOGIES, INC.



Date  May 14, 1999          By /s/ J. THOMAS PARMETER
      ------------              --------------------------------
                               J. Thomas Parmeter
                               Chairman of the Board, Chief
                               Executive Officer, President


Date  May 14, 1999          By  /s/ JANIS Y. NEVES
      ------------              -------------------------------
                                Janis Y. Neves
                                Director of Finance, Controller
                                and Assistant Secretary

                                 EXHIBIT INDEX



Exhibit                                                  Sequentially
Number     Description                                   Numbered Page
------     -----------                                   -------------

  27       Financial Data Schedule.