Form 10QSB
period 1999-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1999-08-17
CIK 858155

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of August 6, 1999, 13,429,882
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [_]   No  [X]

===============================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Condensed Balance Sheets -
       June 30, 1999 and December 31, 1998............................      3

     Condensed Statements of Operations -
       For the Three and Six Months ended June 30, 1999 and 1998
       and the period July 6, 1988 (inception) to June 30, 1999.......      4

     Condensed Statements of Cash Flows -
       For the Six Months ended June 30, 1999 and 1998
       and the period July 6, 1988 (inception) to June 30, 1999.......      5

     Notes to Condensed Financial Statements..........................      7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............      9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................     15

         Signature....................................................     16

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                       June 30,            December 31,
                                                                         1999                 1998
                                                                      ------------         ------------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    141,272         $  1,383,148
  Short-term investments                                                        --                   --
  Other current assets                                                      62,598               66,459
                                                                      ------------         ------------
Total current assets                                                       203,870            1,449,607

  Deposits                                                                  36,977               36,177
  Notes receivable from officers                                           140,000              141,000
  Equipment and leasehold improvements, net                                464,705              598,447
                                                                      ------------         ------------
                                                                      $    845,552         $  2,225,231
                                                                      ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                   $    537,410         $    515,413
   Accrued employee benefits                                                84,180              167,849
   Other accrued expenses                                                   36,085               21,574
   Current portion capital lease obligations                                82,869               84,518
   Deferred rent                                                            60,668               60,668
                                                                      ------------         ------------
Total current liabilities                                                  801,212              850,022

Long-term portion capital lease obligations                                 94,345              105,548

Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 153,917 shares
 authorized, 74,802 and 79,202 shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively;
 liquidation preference - $7,480,200                                     7,160,227            7,600,226

Common stock, $.01 par value, 25,000,000 shares
 authorized,13,064,510 and 10,827,240 shares issued and
 outstanding at June 30, 1999 and December 31, 1998,                       130,657              108,274
 respectively

Additional paid-in capital                                              27,924,497           26,549,125
Deficit accumulated during development stage                           (35,265,386)         (32,987,964)
                                                                      ------------         ------------
Total stockholders' equity                                                 (50,005)           1,269,661
                                                                      ------------         ------------
                                                                      $    845,552         $  2,225,231
                                                                      ============         ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)

                                                                                                                  For the Period
                                                                                                                   July 6, 1988
                                      Three Months Ended                         Six Months Ended                 (inception) to
                                           June 30,                                  June 30,                        June 30,
                                    1999               1998                   1999               1998                  1999
                              ---------------    ---------------        ----------------       -----------          ------------
Revenues:
   Contract revenue           $            --    $            --        $             --       $    50,000          $  4,354,965
   Interest income                      6,556             39,909                  19,559            48,565             1,100,488
   Product and other income            13,868              5,506                  36,516            34,295               666,530
                              ---------------    ---------------        ----------------       -----------          ------------
Total revenues                         20,424             45,415                  56,075           132,860             6,121,983

Expenses:
   Cost of sales                         (128)             1,213                    (323)            4,373               279,356
   Research and development           740,004          1,064,159               1,448,080         1,917,383            22,833,334
   Selling, general and
    administrative                    445,620            424,010                 873,239           926,058            14,029,541
   Royalties                            6,250              6,250                  12,500            12,500               302,671
                              ---------------    ---------------        ----------------       -----------          ------------
Total expenses                      1,191,746          1,495,632               2,333,496         2,860,314            37,444,902
                              ---------------    ---------------        ----------------       -----------          ------------

Net loss                           (1,171,322)        (1,450,217)             (2,277,421)       (2,727,454)          (31,322,919)
Undeclared, imputed and/or
 paid dividends on
 preferred stock                       69,220          3,335,936                 137,678         3,405,503             5,099,693
                              ---------------    ---------------        ----------------       -----------          ------------

Net loss applicable to
 common shareholders          $    (1,240,542)   $    (4,786,153)       $     (2,415,099)      $(6,132,957)         $(36,422,612)
                              ===============    ===============        ================       ===========          ============

Basic and diluted net loss
 per common share             $         (0.10)   $         (0.46)       $          (0.21)      $     (0.59)
                              ===============    ===============        ================       ===========

Shares used in computing
 basic and diluted net
 loss per common share             12,505,778         10,471,922              11,727,586        10,450,267
                              ===============    ===============        ================       ===========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                           For the Period
                                                                                            July 6, 1988
                                                           Six Months Ended                (inception) to
                                                               June 30,                        June 30,
                                                          1999               1998                1999
                                                      -----------         -----------        ------------
OPERATING ACTIVITIES
Net loss                                              $(2,277,421)        $(2,727,454)       $(31,322,919)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Stock issued for compensation and interest               18,000                                 122,895
  Depreciation and amortization                           156,023             179,002           1,784,319
  Write-off of purchased technology                            --                  --             503,500
  Changes in assets and liabilities:
   Deposits                                                  (800)               (360)            (36,977)
   Notes receivable from officers                           1,000               6,000            (140,000)
   Other current assets                                     3,862              50,172             (62,597)
   Accounts payable                                        21,997             (63,081)            537,410
   Accrued employee benefits                              (83,669)              4,758              84,180
   Other accrued expenses                                  14,511              (7,278)             36,085
   Deferred rent                                               --                  --              60,668
                                                      -----------         -----------        ------------
Net cash used for operating activities                 (2,146,497)         (2,558,241)        (28,433,436)

INVESTING ACTIVITIES
Purchase of technology                                         --                  --            (570,000)
Purchase of equipment and improvements                    (22,282)            (99,250)         (1,806,996)
Purchases of short-term investments                            --            (893,180)        (16,161,667)
Sales of short-term investments                                --             974,817          16,161,667
                                                      -----------         -----------        ------------
Net cash provided by (used for) investing
 activities                                           $   (22,282)        $   (17,613)       $ (2,376,996)


See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)


                                                                                           For the Period
                                                                                            July 6, 1988
                                                           Six Months Ended                (inception) to
                                                               June 30,                        June 30,
                                                          1999               1998                1999
                                                      -----------         -----------        ------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock                   $   939,755         $   108,244         $17,537,667
Net proceeds from issuance and conversion
 of preferred stock                                            --           5,277,813          12,215,565
Net proceeds from convertible notes and
 detachable warrants                                           --                  --           1,068,457
Payment on capital lease obligations                      (12,852)            (36,450)           (111,558)
Payment on note payable                                        --                  --             (92,750)
Proceeds from note payable                                     --                  --             334,323
                                                      -----------         -----------        ------------
Net cash provided by (used for) financing
 activities                                               926,903           5,349,607          30,951,704
                                                      -----------         -----------        ------------
Net increase (decrease) in cash and cash
 equivalents                                           (1,241,876)          2,773,753             141,272

Cash and cash equivalents at beginning of
 period                                                 1,383,148             325,021                  --
                                                      -----------         -----------        ------------

Cash and cash equivalents at end of period            $   141,272         $ 3,098,774        $    141,272
                                                      -----------         -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases                 $        --         $        --        $    288,772
Interest paid                                               9,925              14,453             107,853
Imputed dividend on Series E stock                             --                  --           3,266,250
Conversion of Series D preferred stock to
 common stock                                                  --                  --           2,142,332
Conversion of Series E preferred stock to
 common stock                                             444,400                  --             744,400
Series D stock issued for Series C stock                       --                  --           2,073,925
Series C dividends paid with Series D stock                    --                  --             253,875
Series D dividends paid with common stock             $        --         $        --        $    422,341


See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

                                 June 30, 1999


1.  BASIS OF PRESENTATION

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission.


2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The net loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.


3.  BASIC AND DILUTED LOSS PER SHARE

As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") during 1998. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also includes potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

Both the basic and diluted loss per share for the three and six months ended June 30, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.


4.  NOTE RECEIVABLE WITH OFFICER

A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the principal balance. In July 1999, the loan term was extended for five unpaid years. All remaining principal and accrued interest thereon is to be paid to the Company in full by April 2005.

5.  EXERCISE OF WARRANTS

Between April 1 and April 15, 1999, the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants originally issued as part of PPTI's Initial Public Offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the Company received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.


6.  SUBSEQUENT EVENTS

Series G Preferred Stock Offering
---------------------------------

On August 6, 1999, the Company notified its stockholders of its intention to offer up to 35,000 shares of Series G Preferred Stock to institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. Each share of Series G Convertible Preferred Stock is priced at $100 per share, and the total offering of up to 35,000 shares provides for additional closings between now and the middle of September. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. The Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that any closing will occur, and if none does occur the Company will have virtually depleted its cash reserves.

Cost Reduction Measures Taken
-----------------------------

On June 30, 1999, the Company laid off eighteen employees, approximately 60% of its work force, as part of a broad cost cutting measure to preserve cash. In late July, several employees were brought back on the payroll in order to prevent delays in beginning the clinical testing of the Company's lead product, scheduled to begin in the Fall. In addition, a number of remaining employees agreed to take 50% of their salary in the form of a promissory note until the current cash balance was improved, and reductions in non-employee expenditures across the board have been taken. If the Company is successful in closing the sale of the Series G Preferred stock offering, it is expected that several more of the laid off employees will be invited to return to work. However there can be no assurance that these employees will return to the Company.


7.  LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and cash equivalents as of June 30, 1999 are sufficient to meet its anticipated capital requirements until August 1999. If a closing of the Series G Preferred stock offering occurs before the end of August, the Company believes that its available cash and cash equivalents will be sufficient to meet its anticipated capital requirements until March 2000, including the external expenses associated with the conduct of pilot human clinical trials of the Company's product for the treatment of female stress urinary incontinence. There is no assurance that such a closing will occur. In addition, substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available in the future, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, compliance with NASDAQ listing requirements, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up. While these statements represent management's current judgment and expectations for the Company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof. The reader is encouraged to refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as other recent filings with the Securities and Exchange Commission, to ascertain the risks associated with these statements.

GENERAL OVERVIEW

Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development and production of medical products based on its proprietary protein-based biomaterials technology. The Company has been unprofitable to date, and has an accumulated deficit of $35,265,000. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: soft tissue augmentation; surgical adhesives and sealants; wound healing and tissue engineering matrices; drug delivery devices; and surgical adhesion barriers. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

In December 1998, the Company filed its first Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration ("FDA") to request approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. In May 1999, the FDA approved the IDE. The Company expects to start enrolling patients for these clinical trials in the fall. The Company intends to submit an additional IDE to the FDA in the fourth quarter of 1999 to request approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in

1996 and has devoted increasing resources to this program area through 1997 and 1998 in preparation for beginning human clinical testing.

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

The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology and during 1998, the Company worked to determine the specific markets and products providing the most significant opportunities for its use. As a result, the Company has focused project activities on the development of products to repair spinal discs for the treatment of chronic lower back pain. PPTI is seeking to establish a strategic alliance with a leader in the market for such products.

To the extent sufficient resources are available, the Company will continue to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

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

In April 1999 the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants issued as part of the initial public offering. In May 1999 the Company received $416,000 from the exercise of warrants issued in conjunction with the sale of its Series E Convertible Preferred Stock.

The Company's cash balance as of June 30, 1999 was $141,000. The Company hopes to raise additional funds for continuing operations through private or public offerings and collaborative agreements. On August 6, 1999, the Company notified its stockholders of its intention to offer up to 35,000 shares of Series G Preferred Stock to institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. Each share of Series G Convertible Preferred Stock is priced at $100 per share, and the total offering of up to 35,000 shares provides for additional closings between now and the middle of September. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. The Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

If the Company's Series G Preferred Stock offering is completely sold the Company's cash balance (on a pro forma basis as of June 30, 1999), including the net amount raised in combination with existing cash, would be approximately $3,600,000. At planned spending levels this amount would be expected to meet the Company's anticipated capital requirements until June 2000. There is no assurance that any closing will occur, and if none does occur the Company will have virtually depleted its cash reserves.

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

RESULTS OF OPERATIONS

Since the termination of the R&D agreements with Ethicon in December 1997, the Company has received virtually no contract research revenue. Interest income was $7,000 for the three months ended June 30, 1999, versus $40,000 for the same period in 1998. Interest income for the six months ended June 30, 1999 and 1998 were $20,000 and $49,000 respectively. The decreases resulted from less cash available for investing.

For the three months ended June 30, 1999 and 1998, sales and license fees from the Company's ProNectin(R) and SmartPlastic(R) products were $14,000 and $6,000, respectively, and for the six month period ended June 30, 1999 were $37,000 and $34,000 respectively. Although there has been a slow growth in sales, the differences were due primarily to fluctuations in reorders by distributors.

The Company incurred no cost of sales for the three months or six months ended June 30, 1999, compared to $1,000 and $4,000 respectively for the same period in 1998. The decrease in costs related primarily to adjustments in inventory charges. Royalty expense was $6,000 and $13,000 respectively for the three and six month periods ended June 30, 1999 and 1998.

Research and development expenses for the three and six months ended June 30, 1999 were $740,000 and $1,448,000 respectively, compared to $1,064,000 and
$1,917,000 respectively for the same period in 1998, decreases of 31% and a 25% respectively. Throughout 1999 the Company has been systematically increasing the focus of its efforts and reducing its expenditures across the board, by most recently downsizing. The decrease is also attributable to completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption submitted to the Food and Drug Administration ("FDA") in December 1998. However, external expenses are expected to increase as the Company begins the clinical testing of its urethral bulking product later this year. In the future, the Company expects, in general, that its research and development expenses will continue to increase over time if its other products in development and other contemplated projects successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $446,000 and $873,000 respectively, as compared to $424,000 and $926,000 for the same periods in 1998. Although baseline expenditures have decreased, the total selling, general and administrative expenditures remained similar to previous periods due to increases in legal and other professional services primarily related to Securities and Exchange Commission filings and other regulatory expenses. In general, the Company expects its selling, general and administrative expenses to continue to decrease in the near term, but will increase in the future as support for its research and development efforts may require and to the extent additional capital is obtained.

For the three months ended June 30, 1999, the Company recorded a net loss applicable to common shareholders of $1,241,000, or $0.10 per share compared to a loss of $4,786,000, or $0.46 per share for the same period in 1998. For the six months ended June 30, 1999, the Company recorded a net loss applicable to common shareholders of $2,415,000, or $0.21 per share compared to a loss of $6,133,000 or $0.59 per share for the same period in 1998. Included in the net loss figures for the three and six month periods of 1998 were imputed non-cash dividends of $3,266,000 to record the difference between the conversion price of the newly issued Series E preferred stock and the fair market value of the common stock on the preferred stock issuance date. Also included in each of the three and six month periods of 1999 and 1998 was $69,000 and $138,000 respectively, for undeclared dividends related to the Company's preferred stock.

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

To date the Company believes that inflation and changing prices have not had a material effect on its continiuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $141,000 as compared to $1,383,000 at December 31, 1998. As of June 30, 1999, the Company had working capital of ($597,000) as compared to $600,000 at December 31, 1998. In April and May 1999, the Company received $924,000 from the exercise of redeemable, publicly traded, warrants issued in conjunction with PPTI's Initial Public Offering and from the exercise of certain warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

The Company had long-term debt obligations as of June 30, 1999 of $94,000 in the form of capital lease obligations, versus $106,000 as of December 31, 1998. For the six months ending June 30, 1999, the Company's expenditures for capital equipment and leasehold improvements totaled $22,000, compared with $99,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

The Company hopes to raise additional funds for continuing operations through private or public offerings and collaborative agreements. On August 6, 1999, the Company notified its stockholders of its intention to offer up to 35,000 shares of Series G Preferred Stock to institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. Each share of Series G Convertible Preferred Stock is priced at $100 per share, and the total offering of up to 35,000 shares provides for additional closings between now and the middle of September. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. The Preferred Stock,warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

If the Company's Series G Preferred Stock offering is completely sold the Company's cash balance (on a pro forma basis as of June 30, 1999) including the net amount raised in combination with existing cash would be approximately $3,600,000. At planned spending levels this amount would be expected to meet the Company's anticipated capital requirements until June 2000. There is no assurance that any closing will occur, and if none does occur the Company will have virtually depleted its cash reserves.

Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meeting the continuing capital requirements of its operations, including collaborative agreements and additional public or private financings. The Company is currently in discussions at various stages with several potential collaborative partners that, based on the results of various in vitro and in
                                                             --------     --
vivo product performance evaluations, could result in generating revenues in the
----
form of license fees, milestone payments or research and development reimbursements. For example, the Company is in discussions with potential strategic partners regarding the provision of cash and services in return for product marketing rights following FDA approvals. The extent to which these partnership arrangements are realized will decrease the amount of cash the Company will have to spend each quarter, thus potentially extending the length of these operating priods. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

The following is a breakdown by phase of the progress the Company has made to date on its Year 2000 plan:


          Phase                                      Timeframe   % Complete
          -----                                      ---------   -----------
          Initial identification and assessment      Q-4 1998            95%
          Remediation                                Q-4 1998            95%
          Testing                                    Q-3 1999            85%
          Contingency planning                       Q-3 1999            70%


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


                            PROTEIN POLYMER TECHNOLOGIES, INC.



  Date  August 13, 1999     By  /s/  J. Thomas Parmeter
        ---------------         -------------------------------
                                 J. Thomas Parmeter
                                 Chairman of the Board, Chief
                                 Executive Officer, President


  Date  August 13, 1999     By  /s/  Janis Y. Neves
        ---------------         -------------------
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