Form 10QSB
period 1999-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 1999-11-12
CIK 858155

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of November 1, 1999, 13,443,510
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    No  X
                                                                       ----
================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets -
         September 30, 1999 and December 31, 1998...................     3

         Condensed Statements of Operations -
         For the Three and Nine Months ended September 30, 1999
         and 1998 and the period July 6, 1988 (inception) to
         September 30, 1999.........................................     4

         Condensed Statements of Cash Flows -
         For the Nine Months ended September 30, 1999
         and 1998 and the period July 6, 1988 (inception)
         to September 30, 1999......................................     5

         Notes to Condensed Financial Statements....................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............     9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................    15

         Signature..................................................    16

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                       1999                   1998
                                                                    -------------         ------------
                                                                     (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                                           $   997,920          $ 1,383,148
  Short-term investments                                                        -                    -
  Other current assets                                                     49,205               66,459
                                                                     ------------         ------------
Total current assets                                                    1,047,125            1,449,607

  Deposits                                                                 36,977               36,177
  Notes receivable from officers                                          140,000              141,000
  Equipment and leasehold improvements, net                               409,811              598,447
                                                                     ------------         ------------
                                                                     $  1,633,913         $  2,225,231
                                                                     ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                   $    108,362         $    515,413
  Accrued employee benefits                                                29,640              167,849
  Other accrued expenses                                                   37,807               21,574
  Current portion capital lease obligations                                81,284               84,518
  Deferred rent                                                            60,668               60,668
                                                                     ------------         ------------
Total current liabilities                                                 317,761              850,022

Long-term portion capital lease obligations                                46,339              105,548

Stockholders' equity:

Convertible Preferred Stock, $.01 par value, 188,917 shares
  authorized, 91,065 and 79,202 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively;
  liquidation preference - $9,106,500 and $7,480,200, at
  September 30, 1999 and December 31, 1998, respectively                8,761,072            7,600,226

Common stock, $.01 par value, 25,000,000 shares
  authorized,13,443,510 and 10,827,240 shares issued and
  outstanding at September 30, 1999 and December 31, 1998,
  respectively                                                            134,447              108,274
Additional paid-in capital                                             28,397,157           26,549,125
Deficit accumulated during development stage                          (36,022,862)         (32,987,964)
                                                                     ------------         ------------
Total stockholders' equity                                              1,269,813            1,269,661
                                                                     ------------         ------------
                                                                     $  1,633,913         $  2,225,231
                                                                     ============         ============

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)


                                                                                                                  FOR THE PERIOD
                                                                                                                   JULY 6, 1988
                                        THREE MONTHS ENDED                         NINE MONTHS ENDED              (INCEPTION) TO
                                           SEPTEMBER 30,                             SEPTEMBER 30,                 SEPTEMBER 30,
                                  ------------------------------             -----------------------------        --------------
                                     1999               1998                   1999               1998                 1999
                                  -----------        -----------             -----------       -----------        --------------
 Revenues:
   Contract revenue               $     2,320        $         -             $     2,320       $    50,000        $    4,357,285
   Interest income                     10,017             41,772                  29,575            90,337             1,110,504
   Product and other income            14,111              6,725                  50,627            41,019               680,641
                                  -----------        -----------             -----------       -----------        --------------
Total revenues                         26,448             48,497                  82,522           181,356             6,148,430

Expenses:
   Cost of sales                         (145)                 -                    (467)            4,373               279,212
   Research and development           498,614          1,123,299               1,946,693         3,040,682            23,331,947
   Selling, general and
    administrative                    285,454            378,624               1,158,693         1,304,681            14,314,995
   Royalties                                -              6,250                  12,500            18,750               302,671
                                  -----------        -----------             -----------       -----------        --------------
Total expenses                        783,923          1,508,173               3,117,419         4,368,486            38,228,825
                                  -----------        -----------             -----------       -----------        --------------
 Net loss                            (757,475)        (1,459,676)             (3,034,897)       (4,187,130)          (32,080,395)
                                  -----------        -----------             -----------       -----------        --------------
 Undeclared, imputed
   and/or paid dividends
   on preferred stock                  69,220             69,410                 207,659         3,474,913             5,169,674
                                  -----------        -----------             -----------       -----------        --------------
Net loss applicable to
   common shareholders            $  (826,696)       $(1,529,086)            $(3,242,556)      $(7,662,043)       $  (37,250,069)
                                  ===========        ===========             ===========       ===========        ==============
Basic and diluted net loss
   per common share               $     (0.06)       $     (0.14)            $     (0.26)      $     (0.73)
                                  ===========        ===========             ===========       ===========
Shares used in computing
   basic and diluted net
   loss per common share           13,367,249         10,575,811              12,280,147        10,492,508
                                   ==========         ==========              ==========        ==========

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)


                                                                                           FOR THE PERIOD
                                                                                            JULY 6, 1988
                                                           NINE MONTHS ENDED               (INCEPTION) TO
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------------       -------------
                                                        1999                1998                1999
                                                     -----------          -----------       -------------
OPERATING ACTIVITIES
Net loss                                             $(3,034,897)         $(4,187,130)       $(32,080,395)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Stock issued for compensation and interest              18,000               37,500             122,895
  Interest expense associated with issuance
   of warrant                                              2,700                    -               2,700

  Depreciation and amortization                          214,736              273,697           1,843,032
  Write-off of purchased technology                            -                    -             503,500
  Changes in assets and liabilities:
   Deposits                                                 (800)                (860)            (36,977)
   Notes receivable from officers                          1,000                9,000            (140,000)
   Other current assets                                   17,254               23,020             (49,205)
   Accounts payable                                     (407,051)             (23,282)            108,362
   Accrued employee benefits                            (138,209)              (2,483)             29,640
   Other accrued expenses                                 16,233              (20,430)             37,807
   Deferred rent                                               -                    -              60,668
                                                    -----------           -----------        ------------
Net cash used for operating activities               (3,311,034)           (3,890,968)        (29,597,973)

INVESTING ACTIVITIES
Purchase of technology                                        -                     -            (570,000)
Purchase of equipment and improvements                  (26,100)             (188,038)         (1,810,814)
Purchases of short-term investments                           -              (893,180)        (16,161,667)
Sales of short-term investments                               -               974,817          16,161,667
                                                    -----------           -----------       -------------
Net cash used for investing activities              $   (26,100)          $  (106,401)      $  (2,380,814)


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)

                                                                                           FOR THE PERIOD
                                                                                            JULY 6, 1988
                                                           NINE MONTHS ENDED               (INCEPTION) TO
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------------       -------------
                                                        1999                1998                1999
                                                     ----------          ----------         -------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and
 warrants, and sale of common stock                  $  939,754          $  117,311         $  17,537,666
Net proceeds from issuance of preferred
 stock                                                2,074,595           5,277,813            14,290,160
Net proceeds from convertible notes and
 detachable warrants                                          -                   -             1,068,457
Payment on capital lease obligations                    (62,443)            (55,496)             (161,149)
Payment on note payable                                (150,000)                  -              (242,750)
Proceeds from note payable                              150,000                   -               484,323
                                                     ----------          ----------         -------------
Net cash used for financing activities                2,951,906           5,339,628            32,976,707
                                                     ----------          ----------         -------------
Net increase (decrease) in cash and cash
 equivalents                                           (385,228)          1,342,259               997,920
Cash and cash equivalents at beginning of
 period                                               1,383,148             325,021                     -
                                                     ----------          ----------         -------------
Cash and cash equivalents at end of period           $  997,920          $1,667,280         $     997,920
                                                     ==========          ==========         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Equipment purchased by capital leases                $        -          $        -         $     288,772
Interest paid                                            16,592              20,848               114,520
Imputed dividend on Series E stock                            -                   -             3,266,250
Conversion of Series D preferred stock to
 Series F preferred stock                                     -           2,497,795             2,497,795
Conversion of Series D preferred stock to
 common stock                                                 -              44,990             2,142,332
Conversion of Series E preferred stock to
 common stock                                           913,750                                 1,213,750
Series D stock issued for Series C stock                                          -             2,073,925
Series C dividends paid with Series D stock                   -                   -               253,875
Series D dividends paid with common stock            $        -          $        -         $     422,341

  See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

                              September 30, 1999


1.  BASIS OF PRESENTATION

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

Both the basic and diluted loss per share for the three and nine months ended September 30, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

4.  NOTE RECEIVABLE WITH OFFICER

A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the unpaid principal balance. In July 1999, the loan term was extended for five years. All remaining principal and accrued interest thereon is to be paid to the Company in full by April 2005.

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

6.  SERIES G PREFERRED STOCK OFFERING

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Preferred Stock from several institutional and accredited individual investors. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Preferred Stock, for total proceeds of $2,100,000. Each share of Series G Convertible Preferred Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. The Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

7.  NASDAQ DELISTING; TRADING CONDUCTED IN THE OVER-THE-COUNTER MARKET

The Company's Common Stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for PPTI common stock, and failure to meet the minimum net asset requirement of $2 million. The Company's Common Stock is now traded on "over-the-counter" NASD Bulletin Board.

8.  LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes its existing available cash and cash equivalents as of September 30, 1999 are sufficient to meet its anticipated capital requirements until February 2000, including the on-going external expenses associated with the conduct of pilot human clinical trials of the Company's product for the treatment of female stress urinary incontinence. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development and product marketing activities. If adequate funds are not available in the future, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

GENERAL OVERVIEW

Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development and production of medical products based on its proprietary protein-based biomaterials technology. The Company has been unprofitable to date, and has an accumulated deficit of $36,020,000. Since 1992, the Company has primarily focused on developing materials technology and products to be used in the surgical repair of tissue: soft tissue augmentation; surgical adhesives and sealants; wound healing and tissue engineering matrices; and drug delivery devices. The Company also has developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

In December 1998, the Company filed its first Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration ("FDA") to request approval to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. In May 1999, the FDA approved the IDE conditionally and in August, gave the IDE full approval. The Company expects to start enrolling patients in these clinical trials during the 4th Quarter of 1999. The Company intends to submit an additional IDE to the FDA in the first quarter of 2000 to request approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies of what it believes to be its most promising biomaterial formulations for use in these soft tissue augmentation products in 1997 and has devoted increasing resources to this program area through 1998 and 1999 in preparation for beginning human clinical testing.

On June 30, 1999, the Company laid off eighteen employees, approximately 60% of its work force, as part of a broad cost cutting measure to preserve cash. In late July, several employees were brought back on the payroll in order to prevent delays in beginning the clinical testing of the Company's lead product, scheduled to begin in December, 1999. In addition, a number of remaining employees agreed to take 50% of their salary in the form of a promissory note until the current cash balance was improved, and reductions in non-employee expenditures across the board have been taken. With the closing of the Series G Preferred stock offering, several of the laid off employees were rehired. All current employees are receiving full salary and all promisory notes have been paid. There can be no assurance that these employees will choose to remain with the Company, or that there will not be further personnel changes. As of September 30, 1999, the Company had 19 full time and 2 part time employees.

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

PPTI is committed to the commercial development of its adhesive and sealant technology. The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. Following the termination of the Ethicon agreements, the Company worked to determine the specific markets and products providing the most significant opportunities for its use. As a result, the Company currently is focusing project activities on the development of products to repair spinal discs for the treatment of chronic lower back pain. PPTI is seeking to establish a strategic alliance with a leader in the market for such products.

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

In April and May 1998, the Company raised approximately $5.4 million from the sale of 54,437.5 shares of the Company's unregistered Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company issued 26,240 shares of Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock.

In April 1999 the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants issued as part of the initial public offering. In May 1999 the Company received $416,000 from the exercise of warrants issued in conjunction with the sale of its Series E Convertible Preferred Stock.

In August and September 1999, the Company raised approximately $2.1 million from the sale of 21,000 shares of the Company's unregistered Series G Preferred Stock priced at $100 per share with warrants to purchase an aggregate of 4,200,000 shares of common stock to a small group of institutional and accredited individual investors.

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

RESULTS OF OPERATIONS

Since the termination of the R&D agreements with Ethicon in December 1997, the Company has received minimal contract research revenue. Contract revenue for the three months and the nine months ended September 30, 1999 was $2,300.

Interest income was $10,000 for the three months ended September 30, 1999, versus $42,000 for the same period in 1998. Interest income for the nine months ended September 30, 1999 and 1998 were $30,000 and $90,000 respectively. The decreases resulted from less cash available for investing.

For the three months ended September 30, 1999 and 1998, sales and license fees of the Company's ProNectin(R) and SmartPlastic(R) products were $14,000 and $6,700, respectively, and for the nine month period ended September 30, 1999 and 1998 were $51,000 and $41,000 respectively. Although there has been a slow growth in sales, the differences are due primarily to fluctuations in reorders by distributors.

Research and development expenses for the three and nine months ended September 30, 1999 were $499,000 and $1,947,000 respectively, compared to $1,123,000 and
$3,041,000 respectively for the same period in 1998, decreases of 56% and 36% respectively. Throughout 1999 the Company has been systematically increasing the focus of its efforts and reducing its expenditures across the board, including personnel downsizing. The decrease is also attributable to completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption submitted to the Food and Drug Administration ("FDA") in December 1998. However, external expenses are expected to increase as the Company begins the clinical testing of its urethral bulking product later this year. In the future, the Company expects, in general, that its research and development expenses will continue to increase over time if its other products in development and other contemplated projects successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $285,000 and $1,159,000 respectively, as compared to $379,000 and $1,305,000 for the same periods in 1998. Although baseline expenditures have decreased, the total selling, general and administrative expenditures remained similar to previous periods due to increases in legal and other professional services primarily related to Securities and Exchange Commission filings and other regulatory expenses. In general, the Company expects its selling, general and administrative expenses to continue to decrease in the near term, but will increase in the future as support for its research and development efforts may require and to the extent additional capital is obtained.

For the three months ended September 30, 1999, the Company recorded a net loss applicable to common shareholders of $827,000, or $0.06 per share compared to a loss of $1,529,000, or $0.14 per share for the same period in 1998. For the nine months ended September 30, 1999, the Company recorded a net loss applicable to common shareholders of $3,243,000, or $0.26 per share compared to a loss of $7,662,000 or $0.73 per share for the same period in 1998. Included in the net loss figures for the nine month period of 1998 were imputed non-cash dividends of $3,266,000 to record the difference between the conversion price of the newly issued Series E preferred stock and the fair market value of the common stock on the preferred stock issuance date. Also included in each of the three and nine month periods of 1999 and 1998 was $69,000 and $208,000 respectively, for undeclared dividends related to the Company's preferred stock.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $998,000 as compared to $1,383,000 at December 31, 1998. As of September 30, 1999, the Company had working capital of $729,000 as compared to $600,000 at December 31, 1998. In August and September 1999, the Company received approximately $2,100,000 from the private placement of the Company's Series G Convertible Preferred Stock.

The Company had long-term debt obligations as of September 30, 1999 of $46,000 in the form of capital lease obligations, versus $106,000 as of December 31, 1998. For the nine months ending September 30, 1999, the Company's expenditures for capital equipment and leasehold improvements totaled $26,100 compared with $188,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meeting the continuing capital requirements of its operations, including collaborative agreements and additional public or private financings. The Company is currently in discussions at various stages with several potential collaborative partners that, based on the results of various in vitro and in vivo product performance evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. For example, the Company is in discussions with potential strategic partners regarding the provision of cash and services in return for product marketing rights following FDA approvals. The extent to which these partnership arrangements are realized is expected to decrease the amount of cash the Company will have to spend each quarter. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

The following is a breakdown by phase of the progress the Company has made to date on its Year 2000 plan:


                      Phase                          Timeframe       % Complete
          Initial identification and assessment      Q-4 1998            95%
          Remediation                                Q-4 1998            95%
          Testing                                    Q-4 1999            95%
          Contingency planning                       Q-4 1999            80%


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

                          PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a. Exhibits:

     Exhibit
     Number     Description
     ------     -----------

     10.38 Securities Purchase Agreement related to the sale of the Company's Series G Convertible Preferred Stock

     10.39 Form of Warrant to Purchase Common Stock issued in connection with the Series G Preferred Stock

     10.40 Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent

     27         Financial Data Schedule


b.  Reports on Form 8-K

    On August 17, 1999, the Company filed a Current Report on Form 8-K with the Commission. In Item 5 of the report, the Company reported an initial private placement of 17,750 shares of the Company's Series G Convertible Preferred Stock, and warrants to purchase an aggregate of 3,550,000 shares of common stock.

    On September 20, 1999, the Company filed a Current Report on Form 8-K with the Commission. In Item 5 of the report, the Company reported the delisting of the Company's common stock from the NASDAQ Small Cap Market. The Company also reported a subsequent closing of a private placement of the Company's Series G Convertible Preferred Stock which, including the previous closing, was for a total of 21,000 shares and warrants to purchase an aggregate of 4,200,000 shares of common stock.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROTEIN POLYMER TECHNOLOGIES, INC.



  Date  November 10, 1999                 By  /s/  J. Thomas Parmeter
        -----------------                     -------------------------------
                                              J. Thomas Parmeter
                                              Chairman of the Board, Chief
                                              Executive Officer, President


  Date  November 10, 1999                 By  /s/  Janis Y. Neves
        -----------------                     -------------------------------
                                              Janis Y. Neves
                                              Director of Finance, Controller
                                              and Assistant Secretary

                                 EXHIBIT INDEX



     Exhibit
     Number     Description
     -------    -----------

     10.38 Securities Purchase Agreement related to the sale of the Company's Series G Convertible Preferred Stock

     10.39 Form of Warrant to Purchase Common Stock issued in connection with the Series G Preferred Stock

     10.40 Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent

     27         Financial Data Schedule