Form 10KSB
period 1999-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2000-03-24
CIK 858155

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ___________________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the most recent fiscal year were $96,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 22, 2000 was $15,208,769.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2000, 18,286,510 shares of common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 7, 2000 pursuant to Regulation 14A with respect to the Registrant's 2000 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:    Yes [_]   No [X]

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------


PART I....................................................................    2

     Item 1.    Business..................................................    2

     Item 2.    Properties................................................   18

     Item 3.    Legal Proceedings.........................................   19

     Item 4.    Submission of Matters to a Vote of Security Holders.......   19


PART II...................................................................   20

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   20

     Item 6.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   24

     Item 7.    Financial Statements......................................   F-1

     Item 8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure....................   29


PART III..................................................................   29

     Items 9, 10, 11 and 12 - Incorporated by Reference

     Item 13.   Financial Statements, Exhibits and Reports
                on Form 8-K..............................................   29

     Signatures .........................................................   35

                                     PART I


ITEM 1.  BUSINESS


COMPANY BACKGROUND

         Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI" or "the Company"), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, the Company has focused primarily on developing materials technology and products to be used in the surgical repair of tissue: surgical adhesives and sealants; soft tissue augmentation products; wound healing matrices; drug delivery devices; and surgical adhesion barriers. The Company has also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

         In December 1999, the Company initiated human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The August 1999 approval by the U.S. Food and Drug Administration ("FDA") of the Company's Investigational Device Exemption ("IDE") allows PPTI to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined. The Company estimates that more than 2.5 million women begin to experience stress urinary incontinence in the United States each year. In most untreated cases, the problem becomes progressively more pronounced. Due to limited efficacy or invasiveness of current treatments, only a small proportion of the women experiencing stress urinary incontinence are clinically treated, relying instead on pads and plugs and the like that only address the symptoms. In contrast, PPTI's product is injected, typically in an out patient procedure, into urethral tissue at the base of the bladder forming a solid implant that provides support to the muscles controlling the flow of urine. The Company believes that its product will prove to be easy for the physician to use, offer enduring effectiveness, and avoid most of the other limitations of urethral bulking products on the market or in development.

         The tissue augmentation materials and technology underlying the incontinence product have the potential to be effective and desirable in a number of other clinical applications. The Company intends to submit an additional IDE to the FDA in 2000 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in 1996, devoted increasing resources through 1997 and 1998, and has primarily focused on this program area in 1999 in preparation for human clinical testing.

         In January 2000, PPTI established a strategic alliance with Femcare, Ltd. ("Femcare") for the commercialization of the incontinence product in Europe and Australia. In the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within these territories, and PPTI is responsible for product manufacturing. Contingent on successful clinical trials commercialization of the product in Europe is expected to begin more than a year before approval for marketing the product in the United States can be obtained. PPTI also is in discussions with several companies regarding the establishment of strategic alliances for commercializing the incontinence product in the United States and other markets outside the Femcare territories.

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

         The Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. PPTI is committed to the commercial development of its adhesive and sealant technology. Subsequent to the termination of the Ethicon agreement, the Company has worked to determine the most significant market and product opportunities for its use. PPTI is seeking to establish new strategic alliances with leaders in those markets.

         To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

         Through 1999, PPTI marketed specialty use products for in vitro cell
                                                                --------
culture applications including SmartPlastic(R) and ProNectin(R) F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in 1995. In 1998 the Company discontinued direct sales of its cell culture products, and in February 2000, the Company sold all rights to the use of the technology for in vitro cell
                                                                   --------
culture applications, the product trademarks, and remaining inventory to Sanyo Chemical Industries, Ltd.

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

         In 1992, the Company raised approximately $8.9 million through its initial public offering of common stock and redeemable warrants. The Company used a major portion of these proceeds to generate substantive in vitro
                                                               --------
laboratory evidence and in vivo animal test data demonstrating the
                        -------
biocompatibility and performance of its protein polymers and derived biomaterials, and to establish a materials science group which has developed important materials modification and fabrication technology.

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

         In April and May 1998, the Company raised approximately $5.4 million from the private sale of the Company's Series E Convertible Preferred Stock and warrants to a small group of institutional and accredited investors. In connection with this transaction, the Company also issued shares of Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock.

         During April 1999, the Company received approximately $508,000 from the exercise of redeemable, publicly traded warrants originally issued as part of PPTI's Initial Public Offering, and during May 1999 the Company received approximately $416,000 for the conversion of warrants issued in conjunction with its private placement of Series E Convertible Preferred Stock. In August and September of 1999, the Company received approximately $2 million, net of costs, from a private placement of its Series G Convertible Preferred Stock priced at $100 per share with warrants to purchase an aggregate of 4,200,000 shares of common stock to a small group of institutional and accredited investors.

         The Company's cash balance as of December 31, 1999 was $156,000. The Company believes this amount, in combination with approximately $3.4 million in revenues and receivables obtained in January and February 2000 from licensing and R&D agreements, and the exercise of common stock warrants issued in connection with Series G Convertible Preferred Stock, is sufficient to fund its operations through January 2001. Beyond this fiscal year, we believe there are a number of alternatives available to meet our continuing capital requirements. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

         The goal of biomaterials development historically has been to produce inert materials -- materials that elicit little or no response from the living system. However, the Company believes that such conventional biomaterials are constrained by their inability to convey appropriate messages to the cells that surround them -- the same messages that are conveyed by proteins in normal human tissues.

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

         Through its proprietary core technology, PPTI produces high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. The Company has demonstrated that its polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from PPTI's polymers have demonstrated excellent biocompatibility in a variety of preclinical feasibility studies.

         PPTI's patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions. The Company's protein polymers are made by combining the techniques of modern biotechnology and traditional polymer science. The techniques of biotechnology are used to create synthetic genes that direct the biological synthesis of protein polymers in recombinant microorganisms. The methods of traditional polymer science are used to design novel materials for specific product applications by combining the properties of individual "building block" components in polymer form.

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

PRODUCT CANDIDATES AND ANTICIPATED MARKETS

         The Company's technology and materials have the potential to create products and product applications in a variety of medical and specialty use markets. The Company's current development efforts are principally focused on preparations for scale-up and validation of manufacturing processes for its hydrogel bulking agents for soft tissue augmentation. However, opportunities for research and development of product candidates for other medical and specialty use continue to be evaluated, particularly those based on its tissue adhesive and sealant technology.

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

         Medical applications include the treatment of stress urinary incontinence, gastroesophageal reflux, and fecal incontinence, the reversible blockage of fallopian tubes for birth control, the augmentation of vocal chords, and the expansion of gingival tissues impacted by periodontal disease. PPTI believes there is a lack of materials with suitable properties for these applications, primarily because materials having the required durability in vivo
                                                                         -------
either lack the requisite biocompatibility or the ability to be easily injected.

         The Company has developed protein polymers that demonstrate excellent biocompatibility, are soluble in water at room temperature, and are easily injected into body tissues, irreversibly forming soft, durable gels at body temperature. Previously, PPTI has shown gels of similar composition to persist at least 18 months in an animal model.

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

         In August 1999, the Company obtained the FDA's approval of its Investigational Device Exemption (IDE) to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The Company began pilot clinical testing of the product's safety and efficacy in December 1999. The Company projects expanding into a multi-site pivotal clinical study in the fourth quarter of 2000. To the extent funds are available, the Company intends to submit an additional IDE to the FDA in 2000 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications.

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

         In September 1995, the Company entered into a series of agreements with Ethicon regarding this program. Ethicon elected to terminate these agreements in December 1997. However, the Company has demonstrated both the adhesive performance and the biocompatibility of its product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. Subsequently, the Company has worked to determine the specific markets and products providing the most significant opportunities for the use of its adhesive and sealant technology.

         As a result of its evaluations of the medical market needs, the properties achievable with its technology, and the capabilities of competitive technologies, PPTI has focused its product development interests on certain orthopedic applications, particularly those related to the repair of the spinal disc for the treatment of chronic low back pain. Low back pain is the most common musculoskeletal disorder in industrialized societies. PPTI is committed to the commercial development of its adhesive and sealant technology and is seeking to establish new strategic alliances with market leaders. However, there can be no assurance that such alliances can be entered into.

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

         The Company has developed protein polymers which it believes may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the ECM and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. The Company believes that such materials, if successfully developed, could improve the wound-healing process by providing physical support in situ for cell migration and tissue regeneration and as
                 -------
delivery systems for
growth factors. Additionally, such materials may serve as scaffolds for the ex vivo production of living tissue substitutes.
-------

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


MANUFACTURING, MARKETING AND DISTRIBUTION

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

         The Company is considering several methods for increasing production of its biomedical and other product candidates to meet clinical and commercial requirements. For example, the Company may expand its existing facility to produce needed quantities of materials under FDA's GLP and QSR regulations for clinical and commercial use. Alternatively, the Company may establish external contract manufacturing arrangements for needed quantities of materials.

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

         PPTI has entered into an agreement with Femcare for marketing and distribution of its urethral bulking agent for stress urinary incontinence in certain countries, if the required regulatory approvals are obtained (see "Collaborative Agreements). The Company currently expects that its other biomedical products, if any were commercialized, would be marketed and distributed by corporate partners. While this arrangement could minimize the Company's marketing costs and facilitate wider distribution of any biomedical products it may develop, these arrangements could possibly reduce the Company's revenues and profits as compared to what would be possible if the Company directly sold such products.

RESEARCH AND DEVELOPMENT

         Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COLLABORATIVE AGREEMENTS

         Because of the highly technical focus of its business, the Company must conduct extensive research and development prior to any commercial production of its biomedical products or the biomaterials from which they are created. During this development stage, PPTI's ability to generate revenues is limited. Because of this limitation, the Company does not have sufficient resources to devote to extensive testing or marketing of its products. The Company's primary method of expanding its product development, testing and marketing capabilities is to seek to form collaborative arrangements with selected corporate partners with specific resources that the Company believes complement its business strategies and goals.

         The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, the Company began human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The Company also intends to submit an additional IDE to the FDA in 2000 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications.

         Femcare, Ltd.

         In January 2000, PPTI announced the formation of a strategic alliance with Femcare, Ltd. for the commercialization in Europe and Australia of its urethral bulking agent for treatment of stress urinary incontinence. Femcare is a British-based developer and international marketer of surgical products for gynecological and urological applications.

         In the alliance, PPTI will provide Femcare with technical assistance, and the incontinence product for Femcare's clinical testing and regulatory approvals in the Femcare territories. Femcare will utilize its existing customer base and its extensive distribution network as the basis for introducing the product into Europe and Australia. Currently, Femcare markets its products in 40 countries worldwide. A new Urology division has been created to extend the company's success in gynecology to urological applications, in particular female stress urinary incontinence. PPTI receives a $1 million license fee and a royalty on the revenues generated by Femcare from the sale of the product. PPTI will be responsible for providing the product to Femcare for commercial sale.

         Other Agreements

         PPTI is discussing other potential collaboration agreements with prospective marketing partners for both its soft tissue augmentation products and its tissue adhesive and sealant products. There can be no assurance that the Company will continue such discussions or be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, the Company is a party to certain materials evaluation agreements regarding biomedical and specialty use applications of its products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that the Company will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

INTENSE COMPETITION

         The principal anticipated commercial uses of PPTI's biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating the Company's biomaterials would compete with other products that rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine collagen and, outside the U.S., silicone particles. Similarly, all targeted applications of the Company's potential products will compete with other products having the same or similar applications.

         The areas of business in which the Company engages and proposes to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. The Company's competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures. Most of the Company's competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, the Company believes that DuPont and several university laboratories are currently conducting research into similar protein engineering technology.

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

         The United States Patent and Trademark Office ("USPTO") has issued fifteen patents to the Company. U.S. Patent 5,235,041 (1993) relates to the Company's method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers the Company's synthetic DNA compositions that encode polymers and copolymers comprising the amino acid "building blocks" of silk and elastin. U.S. Patent 5,496,712 (1996) covers the Company's family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581 (1996) covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F.

         U.S. Patent 5,606,019 (1997) covers the protein compositions comprising copolymers of the amino acid "building blocks" of silk and elastin. These are the primary materials used in the Company's current product development efforts. U.S. Patent 5,641,648 (1997) covers methods by which synthetic genes encoding protein polymers are created.

         U.S. Patent 5,723,588 (1998) covers molded articles incorporating biologically active proteins. U.S. Patent 5,760,004 (1998) covers chemical modification of protein polymers to enhance their water solubility. U.S. Patent 5,770,697 (1998) broadly covers protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. U.S. Patent 5,773,249
(1998) expands the coverage of high molecular weight collagen like polymers. U.S. Patent 5,773,577 (1998) covers protein polymers that can be cross-linked by certain enzymes that naturally occur in the body. U.S. Patent 5,808,012 (1998) expands the coverage of molded articles to those incorporating chemically active proteins. U.S. Patent 5,817,303 (1998) covers the use of protein polymers with chemical cross-linking agents as adhesives and sealants. U.S. Patent 5,830,713 (1998) expands the coverage of methods by which synthetic genes encoding protein polymers are created. U.S. Patent 6,018,030 (2000) broadly covers DNA sequences encoding protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. Additionally, PPTI has nine U.S. patent applications pending, two of which have been allowed, covering related aspects of its core technology.

         Although the Company believes its existing issued patent claims may provide a competitive advantage, there can be no assurance that the scope of the Company's patent protection is or will be adequate to protect its technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to the Company's allowed and pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patent issued in 1996 will expire in 2013, and the patents issued in 1997 will expire in 2014. The three patents issued in 1998, which expand the coverage of previously issued patents, will expire in concert with the original patents. The other five patents issued in 1998 will expire in 2015. The patent issued in 2000 will expire in 2017.

         Generally, for patent applications filed in the U.S. prior to June 8, 1995, the term of the patent will be 17 years from the issue date. Subsequently filed U.S. patent applications will have a term of 20 years from the date of filing, consistent with the patent laws in international jurisdictions.

         Although the Company does not currently have any operations outside the U.S., it anticipates that its potential products will be marketed on a worldwide basis, with possible manufacturing operations outside the U.S. For example, the Company has recently established a licensing and distribution agreement with Femcare Ltd. for the sale of its urethral bulking agents in Europe and Australia. Accordingly, international patent applications corresponding to the major U.S. patents and patent applications described above have been filed in these and other important market jurisdictions. Due to translation costs and patent office fees, international patents are significantly more expensive to obtain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. PPTI carefully considers these factors in consultation with its patent counsel, as well as the size of the potential markets represented, in determining the foreign countries in which to file patents.

         In almost all cases, the Company files for patents in Australia, Canada, Europe and Japan. Currently, PPTI has fourteen issued foreign patents, and thirty-one pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having biological or chemical activity.

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

         In the course of its business, PPTI employs various trademarks and trade names in packaging and advertising its products. The Company has assigned the federal registration of its ProNectin(R) trademark and its SmartPlastic(R) trademark for ProNectin F Activated Cultureware to Sanyo Chemical Industries, Ltd. in connection with the sale to Sanyo of its cell culture business. The Company intends to protect and promote all of its trademarks and, where appropriate, will seek federal registration of its trademarks.

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

         Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. PPTI is required to be in compliance with many of the FDA's regulations to conduct testing in support of product approvals; in particular, compliance with the FDA's Good Laboratory Practices ("GLP") regulations and portions of the FDA's Quality Systems Regulations ("QSR"). Where PPTI has conducted such testing, the Company may choose to file product approval submissions itself or maintain with the FDA a "Master File" containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on PPTI's materials.

         There can be no assurance that the Company or its customers will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that the Company will be able to maintain a Master File in accordance with FDA regulations. In either case, the Company's anticipated business could be adversely affected. To the extent PPTI manufactures medical devices, as opposed to a component material supplied to a medical device manufacturer, it will be required to conform commercial manufacturing operations to the FDA's QSR requirements. The Company would also be required to register its facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, i.e., ISO 9001 issued by the International Organization for Standardization is the quality model used by medical product manufacturers, and is required for the sale of medical devices in Europe. ISO 9001 standards are similar to the FDA's QSR.

         In August 1999, the Company obtained the FDA's approval of its IDE to begin human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The Company initiated clinical testing in December 1999. The Company intends to submit an additional IDE to the FDA in 2000 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. The Company has implemented, and continues to implement, polymer production and quality control procedures, and has made certain facilities renovations, to operate in conformance with FDA requirements.

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

PRODUCT LIABILITY AND ABSENCE OF INSURANCE

         PPTI's business may expose it to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product. Prior to initiating human clinical testing of its urethral bulking agent, the Company procured product liability insurance. There can be no assurance, however, that PPTI will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age          Position with the Company
----                         ---          -------------------------

J. Thomas Parmeter           60           Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Joseph Cappello, Ph.D.       43           Vice President, Research and Development,
                                          Chief Technical Officer and Director,
                                          Polymer Research

Philip J. Davis              69           Corporate Secretary

Franco A. Ferrari, Ph.D.     48           Vice President, Laboratory Operations and
                                          Polymer Production and Director, Molecular Genetics

John E. Flowers              43           Vice President, Planning and Operations

Janis Y. Neves               48           Director, Finance and Administration,
                                          Treasurer, and Assistant Secretary


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

         Mr. Davis has been the Company's Secretary since January 1989. Mr. Davis has been a director of the Company since April 1995; he previously served as a director of the Company from January 1989 until October 1991. Mr. Davis has been employed by Donaldson, Lufkin & Jenrette since June 1994 and currently is a Managing Director of Investment Banking. He was Director, Institutional Sales at Merrill Lynch, Inc. (formerly Merrill Lynch Capital Markets) from February 1991 to June 1994, and was a Vice President at Merrill Lynch, Inc. from 1986 to 1991.


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

EMPLOYEES

         On June 30, 1999, the Company laid off eighteen employees, approximately 60% of its work force, as part of a broad cost cutting measure to preserve cash. In late July, several employees were brought back on the payroll in order to prevent delays in beginning the clinical testing of the Company's lead product, scheduled to begin in December, 1999. With the closing of the Series G Preferred stock offering, several more of the laid off employees were rehired.

         As of February 29, 2000, PPTI had 19 full-time and one part-time employee, of whom four hold employment contracts with the Company and three hold Ph.D. degrees in the chemical or biological sciences. The Company is highly dependent on the services of its executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of the Company's development objectives, its business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to the Company's success. There can be no assurance that the Company will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.


ITEM 2.  PROPERTIES

         PPTI does not own any real property. The Company leases approximately 21,000 square feet in San Diego, California from Sycamore/San Diego Investors. The leased property includes the Company's administrative offices, which encompass approximately 4,000 square feet, and its laboratory facilities, which encompass approximately 17,000 square feet. The current annual rent is approximately $417,000. The lease expires in May 2005.

         The Company believes that its current facilities are adequate to meet its needs until the end of 2000. The Company retains an option to lease an additional 7,000 square feet of office and laboratory space in its present facility and to extend its lease for an additional five years.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NASDAQ Delisting

         Prior to September 1999, the Company's Common Stock traded on The Nasdaq Stock Market under the symbol "PPTI". The Company's Common Stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for PPTI common stock, and failure to meet the minimum net asset requirement of $2 million. The Company's Common Stock is now traded on the "over-the-counter" NASD Bulletin Board. To access the quotations for the Company's Common Stock, use the call letters PPTI.OB.

         The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions.

                                                 Trade Prices
                                        -------------------------------
         1999                             High                    Low
         ----                           -------                 -------
         First Quarter                  $1.531                  $1.063
         Second Quarter                  2.250                   0.875
         Third Quarter                   1.719                   0.750
         Fourth Quarter                  1.250                   0.688

         1998
         ----
         First Quarter                  $1.531                  $1.063
         Second Quarter                  2.250                   0.875
         Third Quarter                   1.719                   0.750
         Fourth Quarter                  1.250                   0.688


         As of March 22, 2000, the Company had approximately 163 shareholders of record; it estimates it has approximately 1,500 beneficial holders. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Unregistered Offerings

         On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Convertible Preferred Stock ("Series G Stock") from several institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Stock, for a total of $2,100,000. Each share of Series G Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Series G Preferred Stock also received a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. The Series G Stock, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

         Between April 1 and April 15, 1999, the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants originally issued as part of PPTI's Initial Public Offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the Company received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock ("Series E Stock").

         In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437 shares of the Company's Series E Stock priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors.

         Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under
Section 4(2) of the Securities Act, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company has registered the shares of common stock underlying the Series E Stock and the warrants with the Securities and Exchange Commission.

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

         On January 7, 1997, the Company received $4,760,000, less expenses of approximately $140,000, from a private placement of 1,904,000 shares of the Company's common stock, at $2.50 per share, with a number of accredited investors. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts or commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company agreed to register the shares with the Securities and Exchange Commission promptly after the closing. The registration was declared effective on January 24, 1997.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, HISTORY OF OPERATING LOSSES, RAISING ADEQUATE CAPITAL FOR CONTINUING OPERATIONS, EARLY STAGE OF PRODUCT DEVELOPMENT, SCIENTIFIC AND TECHNICAL UNCERTAINTIES, COMPETITIVE PRODUCTS AND APPROACHES, RELIANCE UPON COLLABORATIVE PARTNERSHIP AGREEMENTS AND FUNDING, REGULATORY TESTING AND APPROVALS, PATENT PROTECTION UNCERTAINTIES AND MANUFACTURING SCALE-UP AND REQUIRED QUALIFICATIONS. WHILE THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGMENT AND EXPECTATIONS FOR THE COMPANY, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS SUGGESTED HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

GENERAL OVERVIEW

         Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of December 31, 1999 has an accumulated deficit of $37,245,495.

         The Company's product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. Its more advanced programs are in the areas of bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. The Company currently is devoting the majority of its resources to the development and registration of these products, with the greatest emphasis on the incontinence product which began human clinical trials in December 1999. The Company's other advanced product technology is in the area of tissue adhesives and sealants. Currently the Company's research and development in this area is focused on the repair of spinal discs for the treatment of lower back pain. The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes. In February 2000, the Company licensed the rights for the manufacture and sale of these products for use in in vitro cell culture,
                                                   -------
including the transfer of all existing inventory, to a third party.

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

         The Company's cash balance as of December 31, 1999 was $156,000. The Company believes this amount, in combination with funds received from licensing and R&D agreements in January and February 2000, and the exercise of the common stock warrants issued in connection with the Series G Stock in February 2000, which in total will generate approximately $3.4 million (net of costs) during the calendar year 2000, is sufficient to fund its operations through January 2001. The Company will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements (see "Liquidity and Capital Resources" below, and Note 1 of the Audited Financial Statements for additional information and a description of the associated risks).

RESULTS OF OPERATIONS

         Interest income was $39,000 for the year ended December 31, 1999, as compared to $135,000 for 1998 and $187,000 for 1997. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

         Product sales for the years ended December 31, 1999 were $54,000, compared to $71,000 and $77,000 in 1998 and 1997 respectively. Product sales consist of ProNectin F related product revenues and licensing fees. Sales during 1996 reflected disappointing market interest in the line of ProNectin products; as a result the Company discontinued related promotional expenditures to conserve cash. Sales in 1998 and 1999 primarily reflect distributor stocking orders. The manufacturing and marketing rights and the inventory for this product line were sold to Sanyo Chemical Industries, Ltd. in February 2000. Because of previously booked inventory reserves, their was no cost of sales booked for any product sales in 1999.

         Research and development expenses for the year ended December 31, 1999 were $2,812,000, compared to $4,138,000 in 1998, a decrease of 32%. This decrease is due primarily to a downsizing of the Company's staff and operational expenses in June 1999, but also in part to the completion of preclinical testing and regulatory consulting costs associated with the filing of the Company's Investigational Device Exemption (IDE) with the U.S. Food and Drug Administration to begin human trials for the treatment of female stress urinary incontinence. These latter savings are temporary and will be replaced and increased by the cost of conducting human clinical testing which began in December 1999. Other related expenses include expanded manufacturing capacity and manufacturing process validation, quality assurance efforts, and outside testing services. The Company expects its research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including human clinical testing, increased manufacturing requirements, and increased use of outside testing services.

         Selling, general and administrative expenses for the year ended December 31, 1999 were $1,554,000, as compared to $1,727,000 for 1998, a decrease of 10%. This decrease was due to the Corporate downsizing in June 1999, and generally tighter cost management following that period. To the extent possible, the Company continues to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. The Company expects its selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting its research and development efforts and as business development, patent, legal and investor relations activities require.

         For the year ended December 31, 1999, the Company recorded a net loss applicable to common shareholders of $4,535,000, or $.36 per share, as compared to $9,183,000, or $.88 per share for 1998, and $4,887,000, or $.52 per share for
1997. The difference between 1999 and previous year end results is due primarily to a non-cash "imputed dividend" expense of $3,266,000 that resulted from the sale and issuance of the Company's Series E Convertible Preferred Stock during 1998. The 1999, 1998 and 1997 losses and per share calculations also include $278,000, $278,000, and $433,000, respectively, of undeclared and/or paid dividends from the Company's Preferred Stock.

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

         To date, the Company believes that inflation and changing prices have not had a material impact on its continuing operations. Based upon the Company's earnings history, a valuation allowance of $12,867,000 is required to reduce the Company's net deferred tax assets to the amount realizable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $156,000, as compared to $1,383,000 at December 31, 1998. As of December 31, 1999, the Company had working capital of $(458,000), compared to $600,000 at December 31, 1998. In April and May of 1999, the Company realized approximately $924,000 from the exercise of common stock warrants and in August and September 1999, approximately $2,075,000, net of expenses, from the private placement of the Company's Series G Convertible Preferred Stock and warrants. Subsequently, the Company received in January and February 2000 approximately $1,350,000 (net of costs) in cash and receivables from licensing and R&D agreements with Femcare, Ltd. for the European and Australian marketing rights to the stress urinary incontinence bulking product, with Perkin-Elmer for a research and development project and commercialization option, and with Sanyo Chemical Industries, Ltd. for the rights to the in vitro cell culture business. Also in February 2000, the Company received approximately $2.1 million from the exercise of common stock warrants originally granted as part of the sale of Series G Convertible Preferred Stock and warrants.

         The Company had long-term capital lease obligations of $25,000 as of December 31, 1999, compared to an obligation of $106,000 as of December 31, 1998. For the year ended December 31, 1999, the Company's cash expenditures for capital equipment and leasehold improvements totaled $26,000, compared with $197,000 for the same period last year. The Company anticipates that these expenditures will be increased in 2000 as laboratory renovations and additional equipment required to meet GLP manufacturing regulations and production capacity as the Company scales up its manufacturing operations to meet product requirements for clinical testing. The Company anticipates a significant increase in manufacturing-related equipment and leasehold improvement expenditures in 2001 due to an increase in need for products for clinical testing, and anticipated need for additional product manufacturing for European product sales. The Company may enter into additional capital equipment lease arrangements in the future if available at appropriate rates and terms.

         The Company believes its existing available cash, cash equivalents and short-term investments as of February 29, 2000 would be sufficient to meet its anticipated capital requirements through December 2000. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 2000, the Company expects that the possible exercise of other existing warrants could result in additional funds for continuing operations. Further, the Company is currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframes needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

YEAR 2000 COMPLIANCE

         The Company's plan to modify its information technology in recognition of the year 2000 issue has been successfully implemented. The "Year 2000" issue concerned potential exposure related to the interruption of business practice and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Based on its assessments to date, the Company does not expect to incur any further significant costs, or anticipate any significant problems or uncertainties associated with remaining Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS


         Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):


    Description                                                                    Page
    -----------                                                                    ----

    Report of Ernst & Young LLP, Independent Auditors.............................    F-2

    Balance Sheets at December 31, 1999 and 1998..................................    F-3

    Statements of Operations for the years ended December 31, 1999, 1998
       and 1997 and the period July 6, 1988 (inception) to December 31, 1999......    F-4

    Statements of Stockholders Equity for the period July 6, 1988 (inception)
       to December 31, 1999.......................................................    F-5

    Statements of Cash Flows for the years ended December 31, 1999, 1998
       and 1997 and the period July 6, 1988 (inception) to December 31, 1999......    F-7

    Notes to Financial Statements.................................................    F-9

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


         We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period July 6, 1988 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period July 6, 1988 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.




                                       ERNST & YOUNG LLP

San Diego, California
February 29, 2000

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                             DECEMBER 31,
                                                                        1999              1998
                                                                  --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $     155,692      $  1,383,148
   Other current assets                                                  49,266            66,459
                                                                  -------------------------------
Total current assets                                                    204,958         1,449,607
   Deposits                                                              36,177            36,177
   Notes receivable from officers                                       140,000           141,000
   Equipment and leasehold improvements, net                            360,005           598,447
                                                                  -------------------------------
                                                                  $     741,140      $  2,225,231
                                                                  ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                               $     385,932      $    515,413
   Accrued employee benefits                                             84,335           167,849
   Other accrued expenses                                                17,118            21,574
   Current portion capital lease obligations                             79,593            84,518
   Deferred rent                                                         95,973            60,668
                                                                  -------------------------------
Total current liabilities                                               662,951           850,022

Long-term portion capital lease obligations                              25,088           105,548

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value,
     188,917 shares authorized, 91,065 and
     79,202 shares issued and outstanding at
     December 31, 1999 and 1998, respectively -
     liquidation preference of $9,106,500 and
     $7,480,200 at December 31, 1999 and
     December 31, 1998, respectively                                  8,761,072         7,600,226
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,443,510 and 10,827,240 shares
     issued and outstanding at December 31, 1999
     and 1998, respectively                                             134,447           108,274
   Additional paid-in capital                                        28,403,077        26,549,125
   Deficit accumulated during development stage                     (37,245,495)      (32,987,964)
                                                                  -------------------------------
Total stockholders' equity                                               53,101         1,269,661
                                                                  -------------------------------
                                                                  $     741,140      $  2,225,231
                                                                  ===============================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                               FOR THE PERIOD
                                                                                                JULY 6, 1988
                                                                                               (INCEPTION) TO
                                                          YEARS ENDED DECEMBER 31,               DECEMBER 31,
                                                    1999             1998            1997           1999
                                              ---------------------------------------------------------------
Revenues:
   Contract revenue                           $      2,320      $    50,000    $    459,510    $   4,357,285
   Interest income, net                             39,343          134,978         186,531        1,120,272
   Product and other income                         54,304           70,846          76,917          684,317
                                              --------------------------------------------------------------
Total revenues                                      95,967          255,824         722,958        6,161,874

Expenses:
   Research and development                      2,799,147        4,167,144       3,188,398       24,754,081
   Selling, general and administrative           1,554,351        1,726,883       1,988,493       14,704,903
                                              --------------------------------------------------------------
Total expenses                                   4,353,498        5,894,027       5,176,891       39,458,984
                                              --------------------------------------------------------------

Net loss                                        (4,257,531)      (5,638,203)     (4,453,933)     (33,297,110)

Undeclared and/or paid dividends on
   preferred stock                                 277,639        3,544,323         432,682        5,239,654
                                              --------------------------------------------------------------

Net loss applicable to common shareholders    $ (4,535,170)    $ (9,182,526)   $ (4,886,615)   $ (38,536,764)
                                              ==============================================================

Net loss per common share - basic and
   diluted                                    $       (.36)    $     (.88)     $       (.52)
                                              =============================================

Shares used in computing net loss per
   common share - basic and diluted             12,570,987       10,484,277       9,487,165
                                              =============================================



See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 1999

                                                                                          COMMON STOCK            PREFERRED STOCK
                                                                                      SHARES        AMOUNT      SHARES       AMOUNT
                                                                                ----------------------------------------------------
   Issuance of common stock at $.01 per share for cash                                400,000  $      4,000       --    $      --
   Issuance of common stock at $.62 per share for cash and receivables              1,116,245        11,162       --           --
   Receivables from sale of common stock                                                 --            --         --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1988                                                        1,516,245        15,162       --           --
   Repayment of receivables from sale of common stock                                    --            --         --           --
   Issuance of common stock at $.62 per share                                         359,136         3,594       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1989                                                        1,875,381        18,756       --           --
   Exercise of common stock options at $.01 per share for cash                         60,000           600       --           --
   Issuance of common stock at $.68 per share for cash and compensation                 5,000            50       --           --
   Common stock repurchased at $.01 per share for cash                                (25,000)         (250)      --           --
   Common stock issued at $.68 per share for cash and compensation                     25,000           250       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1990                                                        1,940,381        19,406       --           --
   Exercise of common stock options at $.68 per share for cash                          5,000            50       --           --
   Exercise of warrants for common stock                                              483,755         4,837       --           --
   Conversion of notes payable to common stock                                        339,230         3,391       --           --
   Conversion of notes payable to preferred stock                                        --            --      278,326        2,783
   Issuance of preferred stock at $2.00 per share for cash, net of
     issuance costs                                                                      --            --      400,000        4,000
   Issuance of warrants for cash                                                         --            --         --           --
   Issuance of warrants in connection with convertible notes payable                     --            --         --           --
   Net loss                                                                              --            --         --           --
                                                                                ---------------------------------------------------

Balance at December 31, 1991                                                        2,768,366        27,684    678,326        6,783
   Initial public offering at $6.50 per unit, net of issuance costs                 1,667,500        16,676       --           --
   Conversion of Series B preferred stock into common stock in connection with
     initial public offering                                                          678,326         6,783     (6,783)        --
   Conversion of Series A preferred stock into common stock at 1.13342 per share      713,733         7,137       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1992                                                        5,827,925        58,280       --           --
   Exercise of common stock options at $.68 per share                                   3,000            30       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------
Balance at December 31, 1993                                                        5,830,925        58,310       --           --
   Issuance of preferred stock at $100 per share for cash, net of
     issuance costs                                                                      --            --       21,600    2,073,925
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1994                                                        5,830,925        58,310     21,600    2,073,925
   Issuance of preferred stock at $100 per share for cash and cancellation of
     bridge loan,  net of issuance costs                                                 --            --       25,000    2,432,150
   Series C dividends paid in Series D preferred stock                                   --            --        2,539      253,875
   Interest paid in Series D preferred stock                                             --            --           48        4,795
   Exercise of common stock options at $.53 per share                                   2,000            20       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------

Balance at December 31, 1995                                                        5,832,925        58,330     49,187    4,764,745
   Exercise of common stock warrants at $1.25 per share                               932,960         9,330       --           --
   Exercise of common stock warrants at $2.50 per share, net of
     issuance costs                                                                   322,663         3,226       --           --
   Exercise of common stock warrants at $1.00 per share                                25,000           250       --           --
   Exercise of common stock options                                                   136,000         1,360       --           --
   Stock repurchases                                                                  (16,320)         (163)      --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------
Balance at December 31, 1996                                                        7,233,228        72,333     49,187    4,764,745
   Issuance of common stock at $2.50 per share, net of issuance costs               1,904,000        19,040       --           --
   Exercise of common stock options                                                    28,000           280       --           --
   Issuance of common stock under stock purchase plan                                  15,036           151       --           --
   Conversion of Series D preferred stock into common stock                         1,032,537        10,325    (20,973)  (2,097,342)
   Series D dividends paid in common stock                                            207,921         2,079       --           --
   Net loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------
Balance at December 31, 1997                                                       10,420,722  $    104,208     28,214  $ 2,667,403
   Issuance of common stock under stock purchase plan                                  36,715           368       --           --
   Exercise of common stock options                                                    12,000           120       --           --
   Issuance of common stock at $1.60 per share, net of issuance costs                  23,439           234       --           --
   Issuance of Series E preferred stock, net of issuance costs                           --            --       54,438    5,277,813
   Grant of stock to finder                                                            64,000           640       --           --
   Conversion of Series D and E preferred stock into common stock                     270,364         2,704     (3,450)    (344,990)
   Net Loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------
Balance at December 31, 1998                                                       10,827,240  $    108,274     79,202  $ 7,600,226
   Issuance of common stock under stock purchase plan                                  19,429           194       --           --
   Issuance of common stock and warrants for services rendered and
      debt issued                                                                      16,941           180       --           --
   Issuance of Series G preferred stock, net of issuance costs                           --            --       21,000    2,074,596
   Conversion of Series E preferred stock into common stock                           731,000         7,310     (9,138)    (913,750)
   Exercise of common stock and Series E warrants at $.50 per share                 1,848,900        18,489       --           --
   Net Loss                                                                              --            --         --           --
                                                                                ----------------------------------------------------
Balance at December 31, 1999                                                       13,443,510  $    134,447     91,064  $ 8,761,072
                                                                                ====================================================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 1999

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                                                                  DURING     RECEIVABLES   TOTAL
                                                                                  ADDITIONAL    DEVELOPMENT     FROM    STOCKHOLDERS
                                                                                PAID-IN CAPITAL    STAGE        STOCK     EQUITY
                                                                               -----------------------------------------------------
   Issuance of common stock at $.01 per share for cash                         $       --    $       --     $    --     $     4,000
   Issuance of common stock at $.62 per share for cash and receivables              681,838          --          --         693,000
   Receivables from sale of common stock                                               --            --       (86,000)      (86,000)
   Net loss                                                                            --        (322,702)       --        (322,702)
                                                                               ----------------------------------------------------
Balance at December 31, 1988                                                        681,838      (322,702)    (86,000)      288,298
   Repayment of receivables from sale of common stock                                  --            --        86,000        86,000
   Issuance of common stock at $.62 per share                                       219,358          --          --         222,952
   Net loss                                                                            --        (925,080)       --        (925,080)
                                                                               ----------------------------------------------------
Balance at December 31, 1989                                                        901,196    (1,247,782)       --        (327,830)
   Exercise of common stock options at $.01 per share for cash                         --            --          --             600
   Issuance of common stock at $.68 per share for cash and compensation               3,350          --          --           3,400
   Common stock repurchased at $.01 per share for cash                                 --            --          --            (250)
   Common stock issued at $.68 per share for cash and compensation                   16,750          --          --          17,000
   Net loss                                                                            --      (1,501,171)       --      (1,501,171)
                                                                               ----------------------------------------------------
Balance at December 31, 1990                                                        921,296    (2,748,953)       --      (1,808,251)
   Exercise of common stock options at $.68 per share for cash                        3,350          --          --           3,400
   Exercise of warrants for common stock                                            295,493          --          --         300,330
   Conversion of notes payable to common stock                                      508,414          --          --         511,805
   Conversion of notes payable to preferred stock                                   553,869          --          --         556,652
   Issuance of preferred stock at $2.00 per share for cash, net of
     issuance costs                                                                 703,475          --          --         707,475
   Issuance of warrants for cash                                                      3,000          --          --           3,000
   Issuance of warrants in connection with convertible notes payable                 28,000          --          --          28,000
   Net loss                                                                            --      (1,143,119)       --      (1,143,119)
                                                                               ----------------------------------------------------
Balance at December 31, 1991                                                      3,016,897    (3,892,072)       --        (840,708)
   Initial public offering at $6.50 per unit, net of issuance costs               8,911,024          --          --       8,927,700
   Conversion of Series B preferred stock into common stock in connection with
     initial public offering                                                           --            --          --            --
   Conversion of Series A preferred stock into common stock at 1.13342 per
     share                                                                        1,717,065          --          --       1,724,202
   Net loss                                                                            --      (3,481,659)       --      (3,481,659)
                                                                               ----------------------------------------------------
Balance at December 31, 1992                                                     13,644,986    (7,373,731)       --       6,329,535
   Exercise of common stock options at $.68 per share                                 2,010          --          --           2,040
   Net loss                                                                            --      (3,245,436)       --      (3,245,436)
                                                                               ----------------------------------------------------
Balance at December 31, 1993                                                     13,646,996   (10,619,167)       --       3,086,139
   Issuance of preferred stock at $100 per share for cash, net of
     issuance costs                                                                    --            --          --       2,073,925
   Net loss                                                                            --      (3,245,359)       --      (3,245,359)
                                                                               ----------------------------------------------------
Balance at December 31, 1994                                                     13,646,996   (13,864,526)       --       1,914,705
   Issuance of preferred stock at $100 per share for cash and cancellation of
     bridge loan,  net of issuance costs                                               --            --          --       2,432,150
   Series C dividends paid in Series D preferred stock                                 --        (253,875)       --            --
   Interest paid in Series D preferred stock                                           --            --          --           4,795
   Exercise of common stock options at $.53 per share                                 1,040          --          --           1,060
   Net loss                                                                            --      (2,224,404)       --      (2,224,404)
                                                                               ----------------------------------------------------
Balance at December 31, 1995                                                     13,648,036   (16,342,805)       --       2,128,306
   Exercise of common stock warrants at $1.25 per share                        $  1,156,870   $      --     $    --     $ 1,166,200
   Exercise of common stock warrants at $2.50 per share, net of
     issuance costs                                                                 779,413          --          --         782,639
   Exercise of common stock warrants at $1.00 per share                              24,750          --          --          25,000
   Exercise of common stock options                                                  91,650          --          --          93,010
   Stock repurchases                                                                (81,437)         --          --         (81,600)
   Net loss                                                                            --      (2,864,432)       --      (2,864,432)
                                                                               ----------------------------------------------------
Balance at December 31, 1996                                                     15,619,282   (19,207,237)       --       1,249,123
   Issuance of common stock at $2.50 per share, net of issuance costs             4,601,322          --          --       4,620,362
   Exercise of common stock options                                                  20,200          --          --          20,480
   Issuance of common stock under stock purchase plan                                29,950          --          --          30,101
   Conversion of Series D preferred stock into common stock                       2,087,017          --          --            --
   Series D dividends paid in common stock                                          420,262      (422,341)       --            --
   Net loss                                                                            --      (4,453,933)       --      (4,453,933)
                                                                               ----------------------------------------------------
Balance at December 31, 1997                                                   $ 22,778,033  $(24,083,511)  $    --     $ 1,466,133
   Issuance of common stock under stock purchase plan                                38,010          --          --          38,378
   Exercise of common stock options                                                   7,920          --          --           8,040
   Issuance of common stock at $1.60 per share, net of issuance costs                37,266          --          --          37,500
   Issuance of Series E preferred stock, net of issuance costs                    3,266,250    (3,266,250)       --       5,277,813
   Grant of stock to finder                                                          79,360          --          --          80,000
   Conversion of Series D and E preferred stock into common stock                   342,286          --          --            --
   Net Loss                                                                            --      (5,638,203)       --      (5,638,203)
                                                                               ----------------------------------------------------
Balance at December 31, 1998                                                   $ 26,549,125  $(32,987,964)   $   --     $ 1,269,661
   Issuance of common stock under stock purchase plan                                15,111          --          --          15,305
   Issuance of common stock and warrants for services rendered and
      debt issued                                                                    26,440          --          --          26,620
   Issuance of Series G preferred stock, net of issuance costs                         --            --          --       2,074,596
   Conversion of Series E preferred stock into common stock                         906,440          --          --            --
   Exercise of common stock and Series E warrants at $.50 per share                 905,961          --          --         924,450
   Net Loss                                                                            --      (4,257,531)       --      (4,257,531)
                                                                               ----------------------------------------------------
Balance at December 31, 1999                                                   $ 28,403,077  $(37,245,495)   $   --     $    53,101
                                                                               ====================================================

                             See accompanying notes

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                                FOR THE PERIOD
                                                                                                                 JULY 6, 1988
                                                                                                                (INCEPTION) TO
                                                                      YEARS ENDED DECEMBER 31,                     DECEMBER 31,
                                                             1999               1998                1997               1999
                                                       -----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $    (4,257,531)    $    (5,638,203)   $    (4,453,933)    $   (33,303,029)
Adjustments to reconcile net loss to net cash used
   for operating activities:
     Stock and warrants issued for services                          -                   -                  -                   -
        rendered and debt interest                              26,620              80,000                  -             131,515
     Depreciation and amortization                             264,541             368,577            184,300           1,892,838
     Write-off of purchased technology                               -                   -                  -             503,500
     Changes in assets and liabilities:
       Deposits                                                      -                 440            (14,360)            (36,177)
       Notes receivable from officers                            1,000              12,000           (153,000)           (140,000)
       Other current assets                                     17,193              22,409            (11,613)            (49,266)
       Accounts payable                                       (129,481)             91,819            172,273             385,932
       Accrued employee benefits                               (83,514)             16,018             34,219              84,335
       Other accrued expenses                                   (4,456)            (19,577)           (12,374)             17,118
       Deferred revenue                                              -                   -            (75,000)                  -
       Deferred rent                                            35,305              60,668                  -              95,973
                                                       -----------------------------------------------------------------------------
 Net cash used for operating activities                     (4,130,323)         (5,005,849)        (4,329,488)        (30,417,261)

INVESTING ACTIVITIES
Purchase of technology                                               -                   -                  -            (570,000)
Purchase of equipment and improvements                         (26,099)           (197,460)          (295,778)         (1,810,814)
Purchases of short-term investments                                  -                   -         (4,226,729)        (16,161,667)
Sales of short-term investments                                      -             974,817          4,244,954          16,161,667
                                                       -----------------------------------------------------------------------------
Net cash provided by (used for) investing activities           (26,099)            777,357           (277,553)         (2,380,814)

FINANCING ACTIVITIES
Net proceeds from issuance of warrants and sale of
   common stock                                                939,755              83,918          4,670,943          17,537,666
Net proceeds from issuance of preferred stock                2,074,596           5,277,813                  -          14,290,160
Net proceeds from convertible notes and detachable
   warrants                                                          -                   -                  -           1,068,457
Payments on capital lease obligations                          (85,385)            (75,112)           (23,594)           (184,089)
Payment on note payable                                       (150,000)                  -                  -            (242,750)
Proceeds from note payable                                     150,000                   -                  -             484,323
Deferred offering costs                                              -                   -             17,356                   -
                                                       -----------------------------------------------------------------------------
Net cash provided by financing activities                    2,928,966           5,286,619          4,664,705          32,953,767
Net increase (decrease) in cash and cash equivalents        (1,227,456)          1,058,127             57,664             155,692
Cash and cash equivalents at beginning of the period         1,383,148             325,021            267,357                   -
                                                       -----------------------------------------------------------------------------
Cash and cash equivalents at end of the period         $       155,692     $     1,383,148    $       325,021     $       155,692
                                                       =============================================================================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                                   JULY 6, 1988
                                                                                                                  (INCEPTION) TO
                                                                      YEARS ENDED DECEMBER 31,                     DECEMBER 31,
                                                             1999               1998                1997               1999
                                                       -----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Equipment purchased by capital leases                  $             -     $             -    $       288,722   $         288,772
Interest paid                                                   19,983              26,692              7,763             117,911
Imputed dividend on Series E Stock                                   -           3,266,250                  -           3,266,250
Conversion of Series D preferred stock to common
   stock                                                             -              44,990          2,097,342           2,142,332
Conversion of Series E preferred stock to                            -                   -                  -                   -
   common stock                                                913,750             300,000                  -           1,213,750
Series D stock issued for Series C Stock                             -                   -                  -           2,073,925
Series C dividends paid with Series D stock                          -                   -                  -             253,875
Series D dividends paid with common stock                            -                   -            422,341             422,341


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1999


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITIES

Protein Polymer Technologies, Inc. (the "Company") was established to design, produce and market genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company's operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting clinical testing of its product candidates, exploring marketing channels and recruiting personnel. The Company operates in one segment.

LIQUIDITY

As of December 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $156,000. In January and February 2000 the Company received approximately $1,350,000 in cash and receivables from licensing and R&D agreements with Femcare, Ltd. for the European and Australian marketing rights to the stress urinary incontinence bulking product, with Perkin-Elmer for a research and development project and commercialization option, and with Sanyo Chemical Industries, Ltd. for the marketing rights, manufacturing technology, and inventory for the in vitro cell culture business. Also in February 2000, the Company received approximately $2 million net of costs from the exercise of common stock warrants originally granted as part of the sale of Series G Convertible Preferred Stock.

The Company believes its available cash, cash equivalents and short-term investments would be sufficient to meet its anticipated capital requirements through January 2001. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 2000, the Company expects that the possible exercise of existing warrants could result in additional funds for continuing operations. Further, the Company is currently in discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.


CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities of three months or less when acquired. Short-term investments consist primarily of commercial paper, notes and short-term U.S. Government securities with original maturities beyond three months and are stated at estimated fair value. Similar items with original maturities of three months or less are considered cash equivalents. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its short-term investments.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

                                                            DECEMBER 31,
                                                        1999           1998
                                                    --------------------------
Laboratory equipment                                $ 1,626,822   $  1,600,723
Office equipment                                        175,128        175,128
Leasehold improvements                                  297,635        297,635
                                                    --------------------------
                                                      2,099,585      2,073,486
Less accumulated depreciation and amortization       (1,739,580)    (1,475,039
                                                    --------------------------
                                                    $   360,005   $    598,447
                                                    ==========================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES

License fees and research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, the Company is not obligated to refund payments previously received. Milestone payments are recorded as revenue when received as they have not been refundable and the Company has no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

PRODUCT REVENUE RECOGNITION

Sales are recognized upon shipment of products to customers.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will value the asset at fair value. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 1999.

STOCK OPTIONS

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Options issued to non-employees are recorded at their fair value and recognized over the related service period. The effects of using the fair value accounting method, as described in SFAS Statement No. 123 are described below in
Note 2.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The net loss per common share for the years ended December 31, 1999, 1998 and 1997 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive. Consequently, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 1999, 1998 and 1997 has been adjusted for accumulated and/or paid dividends on the Preferred Stock.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 1999, 1998 and 1997 the Company did not have any components of comprehensive income as defined in SFAS No. 130.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


2.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Preferred Stock from several institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Preferred Stock, for total proceeds of $2,100,000. Each share of Series G Convertible Preferred Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share.

Between April 1 and April 15, 1999, the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants to purchase common stock originally issued as part of PPTI's initial public offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the Company received approximately $416,000 from the exercise of warrants to purchase common stock issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company recorded a non-cash "imputed dividend" expense of $3,266,250 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. This registration became effective on October 3, 1998. As of December 31, 1999, 11,650 shares of Series E Stock had been converted into 932,000 shares of the Company's common stock.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


2.  STOCKHOLDERS' EQUITY (continued)

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

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company's Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if:
(a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D and F Stock have preference in liquidation of $100 per share plus accumulated dividends.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


2. STOCKHOLDERS' EQUITY (continued)

paid or declared and set apart. Automatic conversion of all Series E Stock will occur if: (a) the Company completes a public offering of common stock at a price of $7.50 or higher; or (b) the holders of more than 75% of outstanding Series E Stock elect to convert.

The Series D, E and F Preferred Stock has been designated as non-voting stock.

STOCK OPTION PLANS

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Board may modify the Plan at any time. During 1999, a total of 19,429 shares were purchased under the Plan at prices ranging from $0.79 to $1.06. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. Such grants of options to purchase 5,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is vested and exercisable six months after the grant date. The Board (or a designated committee of the Board) administers the 1996 Plan. At December 31, 1999, 130,000 options to purchase have been granted under the 1996 Plan.

The Company adopted the 1992 Stock Option Plan which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The options will expire

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


2. STOCKHOLDERS' EQUITY (continued)

ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. At December 31, 1999, options to purchase 527,000 shares of common stock were exercisable, and 212,000 shares were available for future grant.

The Company adopted the 1989 Stock Option Plan which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 1999, options for 365,000 shares were exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants of the Company. At December 31, 1999, options for 130,000 shares were exercisable.

The following table summarizes the Company's stock option activity:

                                                            Years ended December 31,
                                   ----------------------------------------------------------------------------
                                           1999                       1998                        1997
                                   ----------------------   --------------------------    ---------------------
                                                 Weighted                   Weighted                   Weighted
                                                 Average                    Average                    Average
                                                 Exercise                   Exercise                   Exercise
                                   Options        Price        Options       Price        Options       Price
                                   -------       -------       -------      -------       -------       -------
  Outstanding - beginning
    of year                         1,765,000      $1.51       1,540,600      $1.52        1,393,600     $1.38

      Granted                         548,500      $0.44         568,000      $0.99          190,000     $2.34
      Exercised                             -          -         (12,000)    ($0.67)         (28,000)   ($0.73)
      Forfeited/Expired              (315,500)    ($1.40)       (331,600)    ($0.83)         (15,000)   ($0.60)
                                    ---------      -----       ---------      -----          -------     -----
  Outstanding - end of year         1,998,000      $1.23       1,765,000      $1.51        1,540,600     $1.52
                                    =========      =====       =========      =====        =========     =====
  Exercisable - end of year         1,152,000      $1.37       1,093,600      $1.36          916,600     $1.56
                                    =========      =====       =========      =====        =========     =====

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999



2.  STOCKHOLDERS' EQUITY (continued)

The exercise prices for options outstanding as of December 31, 1999 range from $0.22 to $0.84. The weighted average remaining contractual life of these options is approximately 7.20 years.

STATEMENT 123 PRO FORMA INFORMATION

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model. The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 5.50% for 1999, 6.00% for 1998 and 6.43% for 1997; a volatility factor of the expected market price of the Company's common stock of 100% for 1999, 89% for 1998 and 102% for 1997; expected option lives of 5 years for 1999, 5 years for 1998, and 8 years for 1997; and no dividend yields for all years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                                        1999               1998              1997
                                                        ----               ----              ----
  Net loss as reported                             $  (4,535,170)     $ (9,182,526)     $ (4,886,615)
  Net loss per share as reported                           (0.36)            (0.88)            (0.52)
  Net loss pro forma                                  (4,772,359)       (9,877,344)       (5,188,511)
  Net loss per share pro forma                              (.38)             (.94)            (0.55)
  Weighted average fair value per share
    of options granted during the year             $        0.34      $       0.87      $       1.77

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


2.  STOCKHOLDERS' EQUITY (continued)

The pro forma effect on net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

3.  STOCKHOLDER PROTECTION AGREEMENT

In 1997, the Board of Directors of the Company adopted a Stockholder Protection Agreement ("Rights Plan") that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions to protect stockholders in the event of an unsolicited attempt to acquire the Company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of the outstanding shares of the Company's common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of the Company's capital stock at a discounted price. The issuance of the Rights is not a taxable event, does not affect the Company's reported earnings per share, and does not change the manner in which the Company's common stock is traded.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


4.  COMMITMENTS (continued)

Annual future minimum operating and capital lease payments are as follows:

                                                                                             Obligations
                                                                     Operating                 Under
                  Year ending December 31,                            Leases               Capital Leases
                  ------------------------                       ---------------          ---------------
    2000                                                         $       451,841          $        87,228
    2001                                                                 460,933                   25,651
    2002                                                                 461,782                        -
    2003                                                                 473,200                        -
    2004                                                                 487,396                        -
    Thereafter                                                           164,064                        -
                                                                 ---------------          ---------------
    Total minimum operating and capital lease payments           $     2,499,216                  112,879
                                                                 ===============
    Less amount representing interest                                                              (8,198)
                                                                                          ---------------
    Present value of remaining minimum capital lease payments                                     104,681
    Less amount due in one year                                                                   (79,593)
                                                                                          ---------------
    Long-term portion of obligations under capital leases                                 $        25,088
                                                                                          ===============


Cost and accumulated depreciation of equipment held under capital leases as of December 31, 1999 was $279,497 and $149,483, respectively. The carrying amount of the Company's obligations under its capital lease agreements approximate their fair value and the implicit interest rate approximates the Company's borrowing rate.

Rent expense was approximately $417,000, $442,633, $412,000, and $3,637,633 for
the years ended December 31, 1999, 1998 and 1997 and for the period July 6, 1988 (inception) through December 31, 1999, respectively.

5.  INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards of approximately $30,589,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition,

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


5.  INCOME TAXES (continued)

the Company had California net operating loss carryforwards of approximately $12,249,000. The California tax loss carryforwards continue to expire. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, the required 50% limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $1,043,000 and $478,000, respectively, which will begin expiring in 2004 unless previously utilized.

As a result of an ownership change that occurred in January 1992, approximately $2,700,000 of the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. However, the Company believes that such limitations will not have a material impact upon the utilization of the carryforwards.

Significant components of the Company's deferred tax assets as of December 31, 1999 are shown below. A valuation allowance of $12,867,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                      1999            1998
                                                 -------------------------------
Deferred tax assets:
   Net operating loss carryforwards              $  11,410,000      $ 9,899,000
   Research and development credits                  1,354,000        1,122,000
   Other, net                                          103,000          728,000
                                                 -------------------------------
Total deferred tax assets                           12,867,000       11,749,000
Valuation allowance for deferred tax assets        (12,867,000)     (11,749,000)
                                                 -------------------------------
Net deferred tax assets                          $           -      $         -
                                                 ===============================

6.  EMPLOYEE BENEFITS PLAN

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


6.  EMPLOYEE BENEFITS PLAN (continued)

Company may provide a discretionary matching contribution. As of December 31, 1999, the Company had not made a contribution to the Savings Plan.

7.  SUBSEQUENT EVENTS

Between January 1 and February 29, 2000, the Company received approximately $3.5 million in cash and receivables from license and development agreements, the sale of the Company's cell culture business, and the exercise of common stock warrants.

FEMCARE AGREEMENTS

On January 26, 2000, PPTI and Femcare Ltd. ("Femcare"), headquartered in Nottingham, Great Britain, executed three related agreements involving the grant of a license to Femcare to register and market PPTI's urethral bulking agent for the treatment of female stress urinary incontinence in Europe and Australia. In addition to the License and Development Agreement, PPTI agreed in a separate Supply Agreement to provide final product to Femcare, and if unable to do so, agreed to make the manufacturing methods and materials available to Femcare as specified in a separate Escrow agreement.

In addition to agreeing to purchase the final product from PPTI for a defined percentage of the revenues received by Femcare from the sale of the incontinence product, Femcare agreed to pay PPTI an upfront license fee of $1 million in two installments and agreed to pay PPTI a royalty on revenues received from the sale of the incontinence product. The agreements specify the performance benchmarks and timelines for each party, the definition of yearly minimum royalties and minimum product purchases, and the methods and procedures for determining product manufacturing requirements.

The license grant from PPTI to Femcare is for the greater of 20 years or the date upon which the last patent included within the license grant for the territories covered expires, subject to meeting various sales requirements, and is exclusive in the territories covered, subject to certain conditions being maintained. The parties agreed to cooperate extensively in the clinical testing and the registration of the product with the appropriate governmental authorities.

SALE OF IN VITRO CELL CULTURE BUSINESS TO SANYO CHEMICAL INDUSTRIES, LTD.
        --------

On February 18, 2000, PPTI and Sanyo Chemical Industries, Ltd. ("Sanyo"), of Kyoto, Japan, executed an agreement involving the grant of a royalty-free license to Sanyo for exclusive worldwide rights to make and sell ProNectin(R) F and ProNectin(R)L and derivative

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                December 31, 1999


7.  SUBSEQUENT EVENTS (continued)

products for in vitro cell culture and related applications. PPTI will receive
             --------
from Sanyo $355,000 (less associated expenses) for the license, including assignment of the ProNectin(R) and SmartPlastic(R) trademarks and transfer of remaining product inventory. The agreement remains in effect until the last patent included within the license grant expires.


EXERCISE AND EXCHANGE OF SERIES G WARRANTS

During February 2000, holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock which were due to expire in September, 2000. The exercise price was $0.50 per share. As an inducement to exercise the warrant early, the Company offered each holder a new one year warrant for a similar number of shares at an exercise price of $1.50 per share. As a result the Company raised $2.1 million (less offering expenses). The newly issued warrants will expire on the last day of February 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


         Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 7, 2000.


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

  3.1.1 (13)     Certificate of Designation of Series E Convertible Preferred
                 Stock.

  3.1.2 (13)     Certificate of Designation of Series F Convertible Preferred
                 Stock.

  3.1.3 (14)     Certificate of Designation of Series G Convertible Preferred
                 Stock.

  3.2 (6)        Bylaws of the Company, as amended.

  10.1 (1) 1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

  10.2 (4) 1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

  10.3 (1)       Form of Employee's Proprietary Information and Inventions
                 Agreement.

  10.4 (1)       Form of Consulting Agreement.

  10.5 (1)       Form of Indemnification Agreement.

  10.6 (4) License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

  10.7 (6) Amended and Restated Registration Rights Agreement dated September 14, 1995, among the Company and the holders of its Series D Preferred Stock.

  10.8 (6) Securities Purchase Agreement related to the sale of the Company's Series D Preferred Stock.

  10.9 (7) Letter Agreement dated as of October 4, 1996 between the Company and MBF I, LLC ("MBF") relating to the provision of consulting and advisory services.

  10.10 (7)      Form of Warrant with respect to a warrant for 50,000 shares issued to MBF, and to be used with respect to additional warrants which may be issued to MBF.

  10.11 (7)      Registration Rights Agreement dated as of October 4, 1996
                 between the Company and MBF.

  10.12 (7)      Securities Purchase Agreement dated as of January 6, 1997
                 among the Company and the investors named therein relating to the sale and purchase of 1,904,000 shares of the Company's common stock.

  10.13 (8)      Lease, with exhibits, dated March 1, 1996 between the Company and Sycamore/San Diego Investors.

  10.14 (8)      Second Amendment to Lease between the Company and Sycamore/San
                 Diego Investors, dated March 1, 1996.

  10.15 (8)      1996 Non-Employee Directors' Stock Option Plan.

  10.16 (9)      Stockholder Protection Agreement, dated August 22, 1997,
                 between the Company and Continental Stock Transfer & Trust
                 Company as rights agent.

  10.17 (10)     Employee Stock Purchase Plan, together with Form of Stock
                 Purchase Agreement.

  10.18 (11)     Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors

  10.19 (12)     First Amendment to Stockholder Protection Agreement dated
                 April 24, 1998, between the Company and Continental Stock
                 Transfer & Trust Company as rights agent.

  10.20 (13)     Securities Purchase Agreement related to the sale of the
                 Company's Series E Convertible Preferred Stock dated as of
                 April 13, 1998 among the Company and Investors named therein related to the purchase of 54,437.50 shares of Series E
                 Preferred Stock.

  10.21 (13)     Form of First Warrants to purchase Common Stock related to the sale of the Company's Series E Preferred Stock.

  10.22 (13)     Form of Second Warrants to purchase Common Stock related to the sale of the Company's Series E Preferred Stock.

  10.23 (13)     Letter of Agreement dated April 13, 1998 between the Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred Stock for a like number of shares of Series F Preferred Stock.

  10.24 (14)     Securities Purchase Agreement related to the sale of the
                 Company's Series G Convertible Preferred Stock

  10.25 (14)     Form of Warrant to Purchase Common Stock issued in connection with the Series G Preferred Stock

  10.26 (14)     Second Amendment to Stockholder Protection Agreement, dated
                 July 26, 1999 between the Company and Continental Stock
                 Transfer and Trust Company as rights agent

  10.27 License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.

  10.28 Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

  10.29 Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

  10.30 Employment Agreement, dated as of February 17, 2000, between the Company and J. Thomas Parmeter.

  10.31 Employment Agreement, dated as of February 17, 2000, between the Company and John E. Flowers.

  10.32 Employment Agreement, dated as of February 17, 2000, between the Company and Joseph Cappello.

  10.33 Employment Agreement, dated as of February 17, 2000, between the Company and Franco A. Ferrari.

  10.34 License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.

  23.1           Consent of Ernst & Young LLP, Independent Auditors

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

(13) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on April 9, 1999.

(14) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 1, 1999.

(b)      Reports on Form 8-K.

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

         On January 27, 2000, the Company filed a Current Report on Form 8-K with the Commission. In Item 5 of the Report, the Company reported the establishment of a strategic partnership with Femcare, Ltd., including the execution of a License and Development Agreement, a Supply Agreement, and an Escrow Agreement which in combination granted Femcare Ltd. the exclusive right to commercialize the Company's urethral bulking agents in Europe and Australia.

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PROTEIN POLYMER TECHNOLOGIES, INC.


March 23, 2000                       By /S/  J. THOMAS PARMETER
                                        -----------------------
                                        J. Thomas Parmeter
                                        Chairman of the Board, Chief
                                        Executive Officer, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Capacity                          Date
---------                           --------                          ----

/S/  J. THOMAS PARMETER             Chairman of the Board, Chief      March 23, 2000
-----------------------             Executive Officer, President
J. Thomas Parmeter


/S/  JANIS Y. NEVES                 Director of Finance, Controller,  March 23, 2000
-------------------                 and Assistant Secretary
Janis Y. Neves


/S/  RICHARD ADELSON                Director                          March 23, 2000
--------------------
Richard Adelson


/S/  PATRICIA J. CORNELL            Director                          March 23, 2000
------------------------
Patricia J. Cornell


/S/  EDWARD E. DAVID                Director                          March 23, 2000
--------------------
Edward E. David


/S/  PHILIP J. DAVIS                Director                          March 23, 2000
--------------------
Philip J. Davis


/S/  PATRICK A. GERSCHEL            Director                          March 23, 2000
------------------------
Patrick A. Gerschel


Signature                           Capacity                          Date
---------                           --------                          ----

/S/  EDWARD J. HARTNETT             Director                          March 23, 2000
-----------------------
Edward J. Hartnett


/S/  J. PAUL JONES                  Director                          March 23, 2000
------------------
J. Paul Jones


/S/  GEORGE R. WALKER               Director                          March 23, 2000
---------------------
George R. Walker