Form 10QSB
period 2000-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2000-05-15
CIK 858155

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (858) 558-6064
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, 18,379,010 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [_]  No [X]

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

              Condensed Balance Sheets -
                March 31, 2000 and December 31, 1999................................................      3

              Condensed Statements of Operations -
                For the Three Months ended March 31, 2000 and 1999 and the period
                July 6, 1988 (inception) to March 31, 2000..........................................      4

              Condensed Statements of Cash Flows -
                For the Three Months ended March 31, 2000 and 1999 and the period
                July 6, 1988 (inception) to March 31, 2000..........................................      5

              Notes to Condensed Financial Statements...............................................      7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................      9


     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K......................................................     14

              Signature ............................................................................     15

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                                 March 31,      December 31,
                                                                                   2000             1999
                                                                                ------------    ------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................................   $  2,153,893    $    155,692
   Accounts Receivable ......................................................        574,869            --
   Other current assets .....................................................         19,490          49,266
                                                                                ------------    ------------
Total current assets ........................................................      2,748,252         204,958

   Deposits .................................................................         36,177          36,177
   Notes receivable from officers ...........................................        140,000         140,000
   Equipment and leasehold improvements, net ................................        339,992         360,005
                                                                                ------------    ------------
                                                                                $  3,264,421    $    741,140
                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................   $    290,042    $    385,932
   Accrued employee benefits ................................................         60,642          84,335
   Other accrued expenses ...................................................         61,778          17,118
   Current portion capital lease obligations ................................         80,493          79,593
   Current portion deferred revenue .........................................        250,000            --
   Deferred rent ............................................................        102,753          95,973
                                                                                ------------    ------------
                                                                                     845,708         662,951
Long-term portion deferred revenue ..........................................        666,667            --
Long-term portion capital lease obligations .................................          4,117          25,088

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized,
     84,077 and 91,065 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively; liquidation preference - $8,407,700
                                                                                   8,062,272       8,761,072
   Common stock, $.01 par value, 40,000,000 shares authorized, 18,286,510 and
     13,443,510 shares issued and outstanding at March 31, 2000 and December
     31, 1999, respectively .................................................        182,877         134,447
   Additional paid-in capital ...............................................     31,226,747      28,403,077
   Deficit accumulated during development stage .............................    (37,723,967)    (37,245,495)
                                                                                ------------    ------------
   Total stockholders' equity ...............................................      1,747,929          53,101
                                                                                ------------    ------------
                                                                                $  3,264,421    $    741,140
                                                                                ============    ============

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                       For the Period
                                                                                        July 6, 1988
                                                             Three Months Ended          (Inception)
                                                                 March 31,              to March 31,
                                                           2000            1999             2000
                                                       ------------    ------------    ------------
Revenues:
   Contract and licensing revenue ..................        386,574    $       --      $  4,743,859
   Interest income .................................         13,809          13,002       1,134,081
   Product and other income ........................          2,866          22,649         687,184
                                                       ------------    ------------    ------------
Total revenues .....................................        403,249          35,651       6,565,124

Expenses:
   Research and development ........................        554,187         714,132      25,308,268
   Selling, general and administrative .............        327,532         427,619      15,032,435
                                                       ------------    ------------    ------------
Total expenses .....................................        881,719       1,141,751      40,340,703
                                                       ------------    ------------    ------------
Net loss ...........................................       (478,470)     (1,106,100)    (33,775,579)

Undeclared dividends on preferred stock ............         69,220          68,459       5,308,874
                                                       ------------    ------------    ------------
Net loss applicable to common shareholders .........   $   (547,690)   $ (1,174,559)   $(39,084,453)
                                                       ============    ============    ============
Net loss per common share - basic and diluted ......   $      (0.04)   $      (0.11)
                                                       ============    ============
Shares used in computing net loss per common share -
   basic and diluted ...............................     15,320,744      10,940,748
                                                       ============    ============

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                        For the Period
                                                                                         July 6, 1988
                                                              Three Months Ended         (Inception)
                                                                   March 31,             to March 31,
                                                             2000            1999            2000
                                                         ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss .............................................   $   (478,470)   $ (1,106,100)   $(33,781,499)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Stock issued for compensation and interest ......           --            18,000         131,515
     Depreciation and amortization ...................         43,963          84,592       1,936,800
     Write-off of purchased technology ...............           --              --           503,500
       Deferred revenue ..............................        916,667            --           916,667
       Deferred rent .................................          6,780            --           102,753
     Changes in assets and liabilities:
       Deposits ......................................           --              (800)        (36,177)
       Notes receivable from officers ................           --             1,000        (140,000)
       Other current assets ..........................       (545,093)        (10,519)       (594,359)
       Accounts payable ..............................        (95,890)        (45,902)        290,042
       Accrued employee benefits .....................        (23,693)         11,032          60,642
       Other accrued expenses ........................         44,660           4,378          61,778
                                                         ------------    ------------    ------------
 Net cash used for operating activities ..............       (131,076)     (1,044,319)    (30,548,338)

INVESTING ACTIVITIES
Purchase of technology ...............................           --              --          (570,000)
Purchase of equipment and improvements ...............        (23,951)        (22,282)     (1,834,765)
Purchases of short-term investments ..................           --              --       (16,161,667)
Sales of short-term investments ......................           --              --        16,161,667
                                                         ------------    ------------    ------------
Net cash provided by (used for) investing activities..   $    (23,951)   $    (22,282)   $ (2,404,765)
                                                         ------------    ------------    ------------

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  Condensed Statements of Cash Flows, continued
                                   (unaudited)

                                                                                      For the Period
                                                                                       July 6, 1988
                                                            Three Months Ended          (Inception)
                                                                 March 31,             to March 31,
                                                           2000            1999            2000
                                                       ------------    ------------    ------------
FINANCING ACTIVITIES
Net proceeds from exercise of options and warrants,
   and sale of common stock ........................   $  2,173,299    $      8,770    $ 19,710,966
Net proceeds from issuance of preferred stock.......           --              --        14,290,160
Net proceeds from convertible notes and
   detachable warrants .............................           --              --         1,068,457
Payments on capital lease obligations ..............        (20,071)        (20,204)       (204,160)
Payment on note payable ............................           --              --          (242,750)
Proceeds from note payable .........................           --              --           484,323
                                                       ------------    ------------    ------------
Net cash provided by (used for) financing activities      2,153,228         (11,434)     35,106,996
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents      1,998,201      (1,078,035)      2,153,893
Cash and cash equivalents at beginning of period....        155,692       1,383,148            --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period .........   $  2,153,893    $    305,113    $  2,153,893
                                                       ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Equipment purchased by capital leases ..............   $       --      $       --      $    288,772
Interest paid ......................................          2,731           5,270         120,642
Conversion of Series E preferred stock
   to common stock .................................        698,800         200,000       1,912,550
Series D stock issued for Series C stock ...........           --              --         2,073,925
Series C dividends paid with Series D stock ........           --              --           253,875
Series D dividends paid with common stock ..........   $       --      $       --      $    422,341


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 2000


1.  BASIS OF PRESENTATION

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

3.  BASIC AND DILUTED LOSS PER SHARE

In accordance with FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also includes potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

Both the basic and diluted loss per share for the three months ended March 31, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

4.  REVENUE AND EXPENSE RECOGNITION

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

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)


5.  NOTE RECEIVABLE WITH OFFICER

A loan for $140,000, secured by a pledge of stock, was made to an officer of the Company on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the unpaid principal balance. In July 1999, the loan term was extended until April 2005.

6.  EXERCISE AND EXCHANGE OF SERIES G WARRANTS

During February 2000, holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock which were due to expire in September, 2000. The exercise price was $0.50 per share. As an inducement to exercise the warrant early, the Company offered each holder a new one year warrant for a similar number of shares at an exercise price of $1.50 per share. As a result the Company raised $2.1 million (less expenses). The newly issued warrants will expire on the last day of February 2001.

7.  FEMCARE AGREEMENTS

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

In addition to agreeing to purchase the final product from PPTI for a defined percentage of the revenues received by Femcare from the sale of the incontinence product, Femcare agreed to pay PPTI an up front license fee of $1 million in two installments and agreed to pay PPTI a royalty on revenues received from the sale of the incontinence product. The agreements specify the performance benchmarks and timelines for each party, the definition of yearly minimum royalties and minimum product purchases, and the methods and procedures for determining product manufacturing requirements. The license grant from PPTI to Femcare is for the greater of 20 years or the date upon which the last patent included within the license grant for the territories covered expires, subject to meeting various sales requirements, and is exclusive in the territories covered, subject to certain conditions being maintained. The parties agreed to cooperate extensively in the clinical testing and the registration of the product with the appropriate governmental authorities. These activities are scheduled to take place over a period of approximately three years. Accordingly, the Company has recorded the $1 million up front payment as deferred revenue, and is recognizing it as license revenue ratably over a period of three years. In the period ended March 31, 2000, the Company recognized $83,334 of revenue related to this agreement.

8.  SALE OF IN VITRO CELL CULTURE BUSINESS TO SANYO CHEMICAL INDUSTRIES, LTD.
            --------

On February 18, 2000, PPTI and Sanyo Chemical Industries, Ltd. ("Sanyo") of Kyoto, Japan, executed an agreement involving the grant of a royalty-free license to Sanyo for exclusive worldwide rights to make and sell ProNectin(R) F and ProNectin(R) L and derivative products for in vitro cell culture and related applications. PPTI received net proceeds of $284,000 from Sanyo for the issuance of the license, including assignment of the ProNectin(R) and SmartPlastic(R) trademarks and transfer of remaining product inventory. The agreement remains in effect until the last patent included within the license grant expires.

9.  LIQUIDITY

The Company believes its existing available cash and cash equivalents as of March 31, 2000, plus contractual amounts receivable, is sufficient to meet its anticipated capital requirements until January 2001. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, clinical trials, and product marketing activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

GENERAL OVERVIEW

Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of March 31, 2000 has an accumulated deficit of $37,723,967.

The Company's product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. Its more advanced programs are in the areas of bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. The Company currently is devoting the majority of its resources to the development and registration of these products, with the greatest emphasis on the incontinence product.

In December 1999, the Company initiated human clinical testing of its urethral bulking agent for the treatment of female stress urinary incontinence. The August 1999 approval by the U.S. Food and Drug Administration ("FDA") of the Company's Investigational Device Exemption ("IDE") allows PPTI to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined. The Company estimates that more than 2.5 million women begin to experience stress urinary incontinence in the United States each year. In most untreated cases, the problem becomes progressively more pronounced. Due to limited efficacy or invasiveness of current treatments, only a small proportion of the women experiencing stress urinary incontinence are clinically treated, relying instead on pads and plugs and the like that only address the symptoms. In contrast, PPTI's product is injected, typically in an outpatient procedure, into urethral tissue at the base of the bladder forming a solid implant that provides support to the muscles controlling the flow of urine. The Company believes that its product will prove to be easy for the physician to use, offer enduring effectiveness, and avoid most of the other limitations of urethral bulking products on the market or in development.

In January 2000, PPTI established a strategic alliance with Femcare, Ltd. for the commercialization of the incontinence product in Europe and Australia. In the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within these territories, and PPTI is responsible for product manufacturing. Contingent on successful clinical trials commercialization of the product in Europe is expected to begin more than a year before approval for marketing the product in the United States can be obtained. See also "Femcare Agreements" in the Notes to the Financial Statements. PPTI also is in discussions with several companies regarding the establishment of strategic alliances for commercializing the incontinence product in the United States and other markets outside the Femcare territories.

The tissue augmentation materials and technology underlying the incontinence product have the potential to be effective and desirable in a number of other clinical applications. Assuming additional financial resources are available, the Company intends to submit an additional IDE to the FDA in 2000 to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in 1996, devoted increasing resources through 1997, 1998 and 1999, and at present is focused primarily on completing human clinical testing of the incontinence product.

The Company's first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes. In February 2000, the Company licensed the rights for the manufacture and sale of these products for use in in vitro cell culture, including the transfer of all existing inventory, to a third party. See also "Sale of In Vitro Cell Culture Business to Sanyo Chemical Industries, Ltd." in the Notes to the Financial Statements.

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

As of March 31, 2000 the Company had cash and cash equivalents totaling $2,154,000, and $573,000 in receivables, primarily from licensing and R&D agreements with Femcare, Ltd. for the European and Australian marketing rights to the stress urinary incontinence bulking product, and from Perkin-Elmer for a research and development project and commercialization option. The Company believes its available cash and cash equivalents and future contractual R&D payments would be sufficient to meet its anticipated capital requirements through January 2001. The

Company will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

PPTI is aggressively pursuing domestic and international patent protection for its technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 18 patents to the Company, four of which have been issued in 2000. In addition, PPTI has filed corresponding patent applications in other relevant commercial jurisdictions.

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

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Preferred Stock from several institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Preferred Stock, for total proceeds of $2,100,000. Each share of Series G Convertible Preferred Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also received a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share.

During February 2000, holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock which were due to expire in September, 2000. The exercise price was $0.50 per share. As an inducement to exercise the warrant early, the Company offered each holder a new one year warrant for a similar number of shares at an exercise price of $1.50 per share. As a result the Company raised $2.1 million (less expenses). The newly issued warrants will expire on the last day of February 2001.

RESULTS OF OPERATIONS

The Company received $386,574 in contract and licensing revenue for the three months ended March 31, 2000 as compared to no contract or licensing revenue for the three months ended March 31, 1999. The increase in contract and licensing revenue primarily represents the amortized portion of an up front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to PPTI's incontinence product in Europe and Australia, payments from Sanyo Chemical Industries Ltd. for the comprehensive license to PPTI's in vitro cell culture business and existing product inventory, and initial R&D payments from Perkin-Elmer for a development project. The lack of revenue in 1999 reflects primarily the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc.

Interest income was $14,000 for the three months ended March 31, 2000 versus $13,000 for the same period in 1999.

For the three months ended March 31, 2000 and 1999, sales and license fees from the Company's ProNectin(R) and SmartPlastic(R) products were $3,000 and $23,000, respectively. The Company incurred no cost of sales nor royalty payments for the three months ended March 31, 2000, compared to a royalty expense of $6,000 the three month period ended March 31, 1999. The decline in all of these items was due to the sale of this business to Sanyo Chemical Industries, Ltd. in February 2000.

Research and development expenses for the three months ended March 31, 2000 were $554,000, compared to $714,000 for the same period in 1999, a 22% decrease. The decrease was primarily attributable to downsizing reductions in personnel and expenditures implemented in June 1999, and completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption approved by the Food and Drug Administration ("FDA") in August 1999 granting permission to begin human clinical testing. The Company expects, in general, that its research and development, human clinical testing, and manufacturing expenses will increase over time if its incontinence product and other products in development successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $328,000, as compared to $428,000 for the same period in 1999, a 23% decrease. This decrease was due both to the downsizing in 1999 and to a reduction in legal and other professional services primarily related to Securities and Exchange Commission filings and reduced investor relations expenses. The Company expects its selling, general and administrative expenses remain largely unchanged in the near term, but will increase in the future as support for its research and development and manufacturing efforts may require and to the extent additional capital is obtained.

For the three months ended March 31, 2000, the Company recorded a net loss applicable to common shareholders of $547,690, or $0.04 per share compared to a loss of $1,175,000, or $0.11 per share for the same period in 1999. Also included in each of the three month periods of 2000 and 1999 was $69,000 and $68,000, respectively, for undeclared dividends related to the Company's preferred stock.

In general, there can be significant fluctuation in revenue from quarter to quarter due to variability in outside contract and licensing payments. In general, the Company expects to incur increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in the Company's soft tissue augmentation program's development, manufacturing and business development activities. The Company's results depend on its ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors.

To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $2,154,000 as compared to $156,000 at December 31, 1999. As of March 31, 2000, the Company had working capital of $1,902,544 as compared to ($458,000) at December 31, 1999. The difference is due primarily to the completion in January 2000 of the strategic alliance with Femcare, Ltd., and in February 2000 from the sale of the in vitro cell culture business to Sanyo Chemical Industries, Ltd., and the receipt of $2,100,000 from the exercise of common stock warrants granted in association with the Series G Convertible Preferred Stock.

The Company had long-term debt obligations as of March 31, 2000 of $4,000 in the form of capital lease obligations, versus $25,000 as of December 31, 1999. For the three months ending March 31, 2000, the Company's expenditures for capital equipment and leasehold improvements totaled $24,000, compared with $22,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

The Company believes its existing available cash and cash equivalents, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet its anticipated capital requirements until January 2001. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives to meeting the continuing capital requirements of its operations, including additional collaborative agreements and public or private financings. The Company is currently in discussions at various stages with several potential collaborative partners that, based on the results of various in vitro and in vivo product performance evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.  Exhibits:

             Exhibit
             Number        Description
             -------       -----------
               27          Financial Data Schedule.


         b.  Reports on Form 8-K

             None.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PROTEIN POLYMER TECHNOLOGIES, INC.



     Date  May 15, 2000                  By  /s/  J. Thomas Parmeter
           ------------                      -----------------------
                                              J. Thomas Parmeter
                                              Chairman of the Board, Chief
                                              Executive Officer, President


     Date  May 15, 2000                  By  /s/  Janis Y. Neves
           ------------                      -------------------
                                              Janis Y. Neves
                                              Director of Finance, Controller
                                              and Assistant Secretary

                                  EXHIBIT INDEX




     Exhibit                                                      Sequentially
     Number           Description                                 Numbered Page
     -------          -----------                                 -------------

       27             Financial Data Schedule.