Form 10QSB
period 2000-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2000-08-11
CIK 858155

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2000, 18,467,071 shares of common stock were outstanding.

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

          Condensed Balance Sheets -
           June 30, 2000 and December 31, 1999........................... 3

          Condensed Statements of Operations -
           For the Three Months and Six Months ended June 30, 2000
            and 1999 and the period July 6, 1988 (inception) to
             June 30, 2000............................................... 4

          Condensed Statements of Cash Flows -
           For the Six Months ended June 30, 2000 and 1999
            and the period July 6, 1988 (inception) to June 30, 2000..... 5

          Notes to Condensed Financial Statements........................ 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................. 14

          Signature..................................................... 15

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                         June 30,     December 31,
                                                           2000           1999
                                                      ------------    ------------
                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents ......................   $  1,758,714    $    155,692
   Other current assets ...........................         50,328          49,266
                                                      ------------    ------------
Total current assets ..............................      1,809,042         204,958

   Deposits .......................................         36,977          36,177
   Notes receivable from officers .................        140,000         140,000
   Equipment and leasehold improvements, net ......        304,523         360,005
                                                      ------------    ------------
                                                      $  2,290,542    $    741,140
                                                      ============    ============
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable ...............................   $    193,150    $    385,932
   Accrued employee benefits ......................         62,401          84,335
   Other accrued expenses .........................         63,294          17,118
   Current portion capital lease obligations ......         65,320          79,593
   Deferred revenue ...............................        333,333            --
   Deferred rent ..................................        107,408          95,973
                                                      ------------    ------------
Total current liabilities .........................        824,906         662,951

Long-term portion deferred revenue ................        500,000            --
Long-term portion capital lease obligations .......           --            25,088

Stockholders' equity:
Convertible Preferred Stock, $.01 par value,
   5,000,000 shares authorized, 84,077  and 91,065
   shares issued and outstanding at June 30, 2000
   and December 31, 1999, respectively; liquidation
   preference - $8,407,700 at June 30, 2000 .......      8,062,272       8,761,072

Common stock, $.01 par value, 40,000,000 shares
   authorized,18,378,010 and 13,443,510 shares
   issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively ................        183,792         134,447
Additional paid-in capital ........................     31,362,679      28,403,077
Deficit accumulated during development stage ......    (38,643,107)    (37,245,495)
                                                      ------------    ------------
Total stockholders' equity ........................        965,636          53,101
                                                      ------------    ------------
                                                      $  2,290,542    $    741,140
                                                      ============    ============

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)



                                                                                                    For the
                                                                                                    period
                                                                                                 July 6, 1988
                                        Three months ended              Six months ended          (inception)
                                             June 30,                       June 30,              to June 30,
                                      2000             1999           2000            1999          2000
                                    ------------    ------------    ------------   -------------   ------------
Revenues:
   Contract revenue .............   $    103,333    $       --      $    489,907   $        --     $  4,847,192
   Interest income ..............         31,842           6,556          45,651          19,559      1,165,923
   Product and other income .....            145          13,868           3,012          36,516        687,329
                                    ------------    ------------    ------------   -------------   ------------

Total revenues ..................        135,320          20,424         538,570          56,075      6,700,444

Expenses:
   Research and development......        642,551         746,126       1,196,738       1,460,257     25,950,819
   Selling, general and
   administrative ...............        411,911         445,620         739,444         873,239     15,444,347
                                    ------------    ------------    ------------   -------------   ------------
Total expenses ..................      1,054,462       1,191,746       1,936,182       2,333,496     41,395,166
                                    ------------    ------------    ------------   -------------   ------------

Net loss ........................       (919,142)     (1,171,322)     (1,397,612)     (2,277,421)   (34,694,722)
Undeclared, imputed and/or paid
   dividends on preferred stock..         69,220          69,220         137,678         137,678      5,377,332
                                    ------------    ------------    ------------   -------------   ------------

Net loss applicable to common
   shareholders .................   $  (988,362)    $ (1,240,542)   $ (1,535,290)  $  (2,415,099)  $(40,072,054)
                                    ===========     ============    ============   =============   ============


Basic and diluted net loss per
   common share .................   $      (0.05)   $      (0.10)   $      (0.09)  $       (0.21)
                                    ============    ============    ============   =============

Shares used in computing basic
   and diluted net loss per
   common share .................     18,377,713      12,505,778      16,849,228      11,727,586
                                    ============    ============    ============   =============


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                   For the
                                                                                   period
                                                                                July 6, 1988
                                                       Six months ended        (inception) to
                                                           June 30,               June 30,
                                                     2000            1999           2000
                                                  -----------    -----------    ------------
Operating activities
Net loss ......................................   $(1,397,612)   $(2,277,421)   $(34,700,641)
Adjustments to reconcile net loss to net
   cash used for operating activities:
     Stock issued for compensation and interest       112,149         18,000         243,665
     Depreciation and amortization ............        85,600        156,023       1,978,437
     Write-off of purchased technology ........          --             --           503,500
     Deferred revenue .........................       833,333           --           833,333
     Deferred rent ............................        11,435           --           107,408
     Changes in assets and liabilities:
       Deposits ...............................          (800)          (800)        (36,977)
       Notes receivable from officers .........          --            1,000        (140,000)
       Other current assets ...................        (1,062)         3,862         (50,328)
       Accounts payable .......................      (192,782)        21,997         193,150
       Accrued employee benefits ..............       (21,934)       (83,669)         62,401
       Other accrued expenses .................        46,176         14,511          63,294
                                                  -----------    -----------    ------------
 Net cash used for operating activities .......      (525,497)    (2,146,497)    (30,942,758)

Investing activities
Purchase of technology ........................          --             --          (570,000)
Purchase of equipment and improvements ........       (30,118)       (22,282)     (1,840,932)
Purchases of short-term investments ...........          --             --       (16,161,667)
Sales of short-term investments ...............          --             --        16,161,667
                                                  -----------    -----------    ------------
Net cash provided by (used for) investing
   activities..................................   $   (30,118)   $   (22,282)   $ (2,410,932)

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  Condensed Statements of Cash Flows, continued
                                   (unaudited)


                                                                                  For the
                                                                                  period
                                                                               July 6, 1988
                                                     Six months ended         (inception) to
                                                         June 30,                June 30,
                                                    2000           1999            2000
                                                -----------    ------------    ------------
Financing activities
Net proceeds from exercise of options
   and warrants, and sale of common stock ...   $ 2,197,998    $    939,755    $ 19,735,664
Net proceeds from issuance and conversion
   of preferred stock .......................          --              --        14,290,160
Net proceeds from convertible notes and
   detachable warrants ......................          --              --         1,068,457
Payment on capital lease obligations ........       (39,361)        (12,852)       (223,450)
Payment on note payable .....................          --              --          (242,750)
Proceeds from note payable ..................          --              --           484,323
                                                -----------    ------------    ------------
Net cash provided by (used for) financing
   activities................................     2,158,637         926,903      35,112,404
                                                -----------    ------------    ------------

Net increase (decrease) in cash and cash
   equivalents...............................     1,603,022      (1,241,876)      1,758,714


Cash and cash equivalents at beginning of
   period....................................       155,692       1,383,148            --
                                                -----------    ------------    ------------
Cash and cash equivalents at end of period...   $ 1,758,714    $    141,272    $  1,758,714
                                                ===========    ============    ============

Supplemental disclosures of cash flow
   information
Equipment purchased by capital leases .......   $      --      $       --      $    288,772
Interest paid ...............................         4,682           9,925         122,593
Imputed dividend on Series E stock ..........          --              --         3,266,250
Conversion of Series D preferred stock to
   common stock .............................          --              --         2,142,332
Conversion of Series E preferred stock to
   common stock .............................       698,800         444,403       1,912,550
Series D stock issued for Series C stock ....          --              --         2,073,925
Series C dividends paid with Series D stock..          --              --           253,875
Series D dividends paid with common stock ...   $      --      $       --      $    422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                  June 30, 2000

1.   Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and for the six months ended June 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 2000 and the results of operations for the three months and the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

2.   Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

3.   Basic and Diluted Loss Per Share

In accordance with FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also include potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

Both the basic and diluted loss per share for the three months and the six months ended June 30, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

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

In addition to agreeing to purchase the final product from PPTI for a defined percentage of the revenues received by Femcare from the sale of the incontinence product, Femcare paid PPTI an up front license fee of $1 million in two installments and agreed to pay PPTI a royalty on revenues received from the sale of the incontinence product. The agreements specify the performance benchmarks and timelines for each party, the definition of yearly minimum royalties and minimum product purchases, and the methods and procedures for determining product manufacturing requirements. The license grant from PPTI to Femcare is for the greater of 20 years or the date upon which the last patent included within the license grant for the territories covered expires, subject to meeting various sales requirements, and is exclusive in the territories covered, subject to certain conditions being maintained. The parties agreed to cooperate extensively in the clinical testing and the registration of the product with the appropriate governmental authorities. These activities are scheduled to take place over a period of approximately three years. Accordingly, the Company has recorded the $1 million up front payment as deferred revenue, and is recognizing it as license revenue ratably over a period of three years. In the six months ended June 30, 2000, the Company recognized approximately $167,000 of revenue related to this agreement.

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

9.   Liquidity

The Company believes its existing available cash and cash equivalents as of June 30, 2000, plus contractual amounts receivable, is sufficient to meet its anticipated capital requirements until January 2001. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, clinical trials, and product marketing activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of June 30, 2000 has an accumulated deficit of $38,643,000.

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

As of June 30, 2000 the Company had cash and cash equivalents totaling $1,759,000. The Company believes its available cash and cash equivalents and future contractual R&D payments would be sufficient to meet its anticipated capital requirements through January 2001. The Company will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

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

Results of Operations

The Company received $103,000 in contract and licensing revenue for the three months ended June 30, 2000 and $490,000 for the six months ended June 30, 2000 as compared to no contract or licensing revenue for the three months or six months ended June 30, 2000. The increase in contract and licensing revenue primarily represents the amortized portion of an up front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to PPTI's incontinence product in Europe and Australia, payments from Sanyo Chemical Industries Ltd. for the comprehensive license to PPTI's in vitro cell culture business and existing product inventory, and R&D payments from Perkin-Elmer for a development project. The lack of revenue in 1999 reflects primarily the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc.

Interest income was $32,000 for the three months and $46,000 for the six months ended June 30, 2000 versus $7,000 and $20,000 for the same periods in 1999.

The Company received no sales and licensing revenues from the Company's ProNectin(R) and SmartPlastic(R) products for the three months and $3,000 for the six months ended June 30, 2000 as compared to $14,000 and $37,000 respectively for the same periods in 1999. The Company incurred no cost of sales nor royalty payments for the three months or the six months ended June 30, 2000, compared to royalty expenses of $6,000 and $12,000 for the three month and six month period ended June 30, 1999, respectively. The decline in all of these items was due to the sale of this business to Sanyo Chemical Industries, Ltd. in February 2000.

Research and development expenses for the three months ended March 31, 2000 were $643,000 and $1,197,000 for the six months ended June 30, 2000, compared to $746,000 and $1,460,000 respectively for the same periods in 1999, representing decreased expenditures of 14% and 18% respectively. The decreases were primarily attributable to downsizing reductions in personnel and expenditures implemented in June 1999, and completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption approved by the Food and Drug Administration ("FDA") in 1999 granting permission to begin human clinical testing. The Company expects, in general, that its research and development, human clinical testing, and manufacturing expenses will increase over time if its incontinence product and other products in development successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $412,000, as compared to $446,000 for the same period in 1999, a 8% decrease, and were $739,000 for the six months ended June 30, 2000 as compared to $873,000 for the same period in 1999, a 15% decrease. These decreases were due primarily to the downsizing in 1999, and to a one year sublease of a portion of the Company's laboratory to a third party. The Company expects its selling, general and administrative expenses remain largely unchanged in the near term, but will increase in the future as support for its research and development and manufacturing efforts may require and to the extent additional capital is obtained.

For the three months ended June 30, 2000, the Company recorded a net loss applicable to common shareholders of $988,000, or $0.05 per share compared to a loss of $1,241,000, or $0.10 per share for the same period in 1999. For the six months ended June 30, 2000, the Company recorded a net loss applicable to common shareholders of $1,535,000, or $0.09 per share compared to a loss of $2,415,000, or $0.21 per share for the same period in 1999. Also included in each of the three month periods of 2000 and 1999 was $69,000, respectively, for undeclared dividends related to the Company's preferred stock, and for the six month periods, the undeclared dividends for 2000 and 1999 were each, respectively, $138,000.

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

Liquidity and Capital Resources

As of June 30, 2000, the Company had cash and cash equivalents of $1,759,000 as compared to $156,000 at December 31, 1999. As of June 30, 2000, the Company had working capital of $984,000 as compared to ($458,000) at December 31, 1999. The differences are due primarily to the completion in January 2000 of the strategic alliance with Femcare, Ltd, and in February 2000 from the sale of the in vitro cell culture business to Sanyo Chemical Industries, Ltd., and the receipt of $2,100,000 from the exercise of common stock warrants granted in association with the Series G Convertible Preferred Stock.

The Company had no long-term debt obligations as of June 30, 2000, versus $25,000 of capital lease obligations as of December 31, 1999. For the six months ending June 30, 2000, the Company's expenditures for capital equipment and leasehold improvements totaled $30,000 compared with $22,000 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

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


                                   PROTEIN POLYMER TECHNOLOGIES, INC.



Date  August 11, 2000              By  /s/  J. Thomas Parmeter
      ---------------                  -----------------------
                                       J. Thomas Parmeter
                                       Chairman of the Board, Chief
                                       Executive Officer, President


Date  August 11, 2000              By  /s/  Janis Y. Neves
      ---------------                  -------------------
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