Form 10QSB
period 2000-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2000-11-13
CIK 858155

================================================================================



                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000, 18,528,750 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes___  No X
                                                                      ---

================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                                                      Page No.
                                                                                                      --------
     PART I.        FINANCIAL INFORMATION

     Item 1.       Financial Statements (unaudited)

           Condensed Balance Sheets -
              September 30, 2000 and December 31, 1999..............................................      3

           Condensed Statements of Operations -
              For the Three Months and Nine Months ended September 30, 2000 and 1999
                and the period July 6, 1988 (inception) to September 30, 2000.......................      4

           Condensed Statements of Cash Flows - For the Nine Months ended
              September 30, 2000 and 1999
                and the period July 6, 1988 (inception) to September 30, 2000.......................      5

           Notes to Condensed Financial Statements..................................................      7

     Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.................................      9


     PART II.       OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K.................................................     14

                   Signature........................................................................     15

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                               September 30,        December 31,
                                                                                   2000                 1999
                                                                           -------------------------------------------
Assets                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                 $       958,676      $       155,692
   Other current assets                                                               57,030               49,266
                                                                           -------------------------------------------
Total current assets                                                               1,015,706              204,958

   Deposits                                                                           56,977               36,177
   Notes receivable from officers                                                    140,000              140,000
   Equipment and leasehold improvements, net                                         276,449              360,005
                                                                           -------------------------------------------
                                                                             $     1,489,132      $       741,140
                                                                           ===========================================
Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                          $       195,183      $       385,932
   Accrued employee benefits                                                          60,656               84,335
   Other accrued expenses                                                             43,989               17,118
   Current portion capital lease obligations                                          45,484               79,593
   Deferred revenue                                                                  333,333                    -
   Deferred rent                                                                     111,002               95,973
                                                                           -------------------------------------------
Total current liabilities                                                            789,647              662,951

Long-term portion deferred revenue                                                   416,667                    -
Long-term portion capital lease obligations                                                -               25,088

Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized,
   84,077 and 91,065 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively; liquidation preference -
   $8,407,700 at September 30, 2000                                                8,062,272            8,761,072
Common stock, $.01 par value, 40,000,000 shares authorized, 18,528,750 and 13,443,510 shares issued and outstanding at September 30, 2000
   and December 31, 1999, respectively                                               185,299              134,447
Additional paid-in capital                                                        31,405,057           28,403,077
Deficit accumulated during development stage                                     (39,369,810)         (37,245,495)
                                                                           -------------------------------------------
Total stockholders' equity                                                           282,818               53,101
                                                                           -------------------------------------------
                                                                             $     1,489,132      $       741,140
                                                                           ===========================================

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)

                                                                                                                   For the period
                                                                                                                    July 6, 1988
                                                                                                                   (inception) to
                                            Three months ended                      Nine months ended                Sept. 30,
                                              September 30,                           September 30,
                                         2000               1999                  2000              1999                2000
                                  --------------------------------------------------------------------------------------------------
Revenues:
   Contract revenue               $         103,333  $           2,320    $         593,240   $           2,320  $       4,950,525
   Interest income                           22,543             10,017               68,194              29,575          1,188,466
   Product and other income                       -             14,111                3,011              50,627            687,328
                                  --------------------------------------- -------------------------------------- -------------------
Total revenues                              125,876             26,448              664,445              82,522          6,826,319

Expenses:
   Research and development                 579,041            498,614            1,775,779           1,946,693         26,529,860
   Selling, general and
      administrative                        273,537            285,309            1,012,981           1,170,726         15,717,884
                                  --------------------------------------- -------------------------------------- -------------------
Total expenses                              852,578            783,923            2,788,760           3,117,419         42,247,744
                                  --------------------------------------- -------------------------------------- -------------------

Net loss                                   (726,702)          (757,475)          (2,124,315)         (3,034,897)       (35,421,425)
Undeclared, imputed and/or paid
   dividends on preferred stock              69,220             69,220              207,659             207,659          5,447,313
                                  --------------------------------------- -------------------------------------- -------------------

Net loss applicable to common
   shareholders                   $        (795,922) $        (826,695)   $      (2,331,974)  $      (3,242,556)    $  (40,868,738)
                                  ======================================= ====================================== ===================

Basic and diluted net loss per
   common share                   $           (0.04) $           (0.06)   $           (0.13)  $           (0.26)
                                  ======================================= ======================================

Shares used in computing basic
   and diluted net loss per
   common share                          18,503,655         13,367,249           17,404,729          12,280,147
                                  ==============================================================================

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                                   For the period
                                                                                                    July 6, 1988
                                                                     Nine months ended             (inception) to
                                                                        September 30,                 Sept. 30,
                                                                  2000               1999                2000
                                                          ------------------------------------------------------------
Operating activities
Net loss                                                    $    (2,124,315)   $    (3,034,897)    $   (35,427,344)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Stock issued for compensation and interest                           -             18,000             128,815
     Interest expense associated with issuance of warrant                 -              2,700               2,700
     Depreciation and amortization                                  119,709            214,736           2,012,547
     Write-off of purchased technology                                    -                  -             503,500
     Deferred revenue                                               750,000                  -             750,000
     Deferred rent                                                   15,029                  -             111,002
     Changes in assets and liabilities:
       Deposits                                                     (20,800)              (800)            (56,977)
       Notes receivable from officers                                     -              1,000            (140,000)
       Other current assets                                          (7,763)            17,254             (57,029)
       Accounts payable                                            (190,749)          (407,051)            195,183
       Accrued employee benefits                                    (23,679)          (138,209)             60,656
       Other accrued expenses                                        26,871             16,233              43,989
                                                          ------------------------------------------------------------
 Net cash used for operating activities                          (1,455,697)        (3,311,034)        (31,872,958)

Investing activities
Purchase of technology                                                    -                  -            (570,000)
Purchase of equipment and improvements                              (36,154)           (26,100)         (1,846,968)
Purchases of short-term investments                                       -                  -         (16,161,667)
Sales of short-term investments                                           -                  -          16,161,667
                                                          ------------------------------------------------------------
Net cash provided by (used for) investing activities        $       (36,154)   $       (26,100)    $    (2,416,968)

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)

                                                                                              For the period
                                                                                               July 6, 1988
                                                                Nine months ended             (inception) to
                                                                   September 30,                 Sept. 30,
                                                             2000               1999                2000
                                                     ------------------------------------------------------------
Financing activities
Net proceeds from exercise of options and warrants,
   and sale of common stock                          $       2,354,032     $       939,754     $    19,891,698
Net proceeds from issuance and conversion of
   preferred stock                                                   -           2,074,595          14,290,160
Net proceeds from convertible notes and detachable
   warrants                                                          -                   -           1,068,457
Payment on capital lease obligations                           (59,197)            (62,443)           (243,286)
Payment on note payable                                              -            (150,000)           (242,750)
Proceeds from note payable                                           -             150,000             484,323
                                                     -------------------------------------------------------------
Net cash provided by financing activities                    2,294,835           2,951,906          35,248,602
                                                     -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           802,984            (385,228)            958,676

Cash and cash equivalents at beginning of period               155,692           1,383,148                   -
                                                     -------------------------------------------------------------
Cash and cash equivalents at end of period           $         958,676     $       997,920     $       958,676
                                                     =============================================================

Supplemental disclosures of cash flow information
Equipment purchased by capital leases                $               -     $             -     $       288,772
Interest paid                                                    6,124              16,592             111,787
Imputed dividend on Series E stock                                   -                   -           3,266,250
Conversion of Series D preferred stock to common
   stock                                                             -                   -           2,142,332
Conversion of Series E preferred stock to common
   stock                                                       698,800             913,750             514,950
Series D stock issued for Series C stock                                                             2,073,925
Series C dividends paid with Series D stock                          -                   -             253,875
Series D dividends paid with common stock            $               -     $             -     $       422,341

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

                              September 30, 2000


     1.  Basis of Presentation

     The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and for the nine months ended September 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 2000 and the results of operations for the three months and the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

     Both the basic and diluted loss per share for the three months and the nine months ended September 30, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

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

     In addition to agreeing to purchase the final product from PPTI for a defined percentage of the revenues received by Femcare from the sale of the incontinence product, Femcare paid PPTI an up front license fee of $1 million in two installments and agreed to pay PPTI a royalty on revenues received from the sale of the incontinence product. The agreements specify the performance benchmarks and timelines for each party, the definition of yearly minimum royalties and minimum product purchases, and the methods and procedures for determining product manufacturing requirements. The license grant from PPTI to Femcare is for the greater of 20 years or the date upon which the last patent included within the license grant for the territories covered expires, subject to meeting various sales requirements, and is exclusive in the territories covered, subject to certain conditions being maintained. The parties agreed to cooperate extensively in the clinical testing and the registration of the product with the appropriate governmental authorities. These activities are scheduled to take place over a period of approximately three years. Accordingly, the Company has recorded the $1 million up front payment as deferred revenue, and is recognizing it as license revenue ratably over a period of three years. In the nine months ended September 30, 2000, the Company recognized approximately $250,000 of revenue related to this agreement.
                   --------

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

     9.  Liquidity

     The Company believes its existing available cash and cash equivalents as of September 30, 2000, plus contractual amounts receivable, is sufficient to meet its anticipated capital requirements until January 2001. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, clinical trials, and product marketing activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

     General Overview

     Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. The Company has identified biomedical market and product opportunities for further research and development that management believes will exploit the unique properties of the Company's technology to competitive advantage. The Company has been unprofitable to date, and as of September 30, 2000 has an accumulated deficit of $39,370,000.

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

     In October, the Company submitted an IDE to the FDA to obtain approval to begin human clinical testing of its dermal bulking agent for use in cosmetic and reconstructive surgery applications for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.). In 1998, there were 2.8 million cosmetic facial procedures performed in the U.S. according to the American Academy of Cosmetic Surgery. The apparent reason most people, both male and female, have such procedures done is to improve their self-image. A popular procedures in the last decade has been the injection of bovine collagen, used to correct dermal "contour deficiencies" (frown lines, worry lines, wrinkles, crow's feet, facial scars, marionette lines, etc.). Today, several other materials are used in a similar manner. The procedure appeals to people because it provides a noticeable benefit with little recovery time and minimal risk of adverse effects. All that is required is a relatively short visit to the physician's office, usually with little delay in the resumption of normal activities. However, the acceptance of these products has been less than expected, probably due primarily to the reported short term durability of the cosmetic effect.

     PPTI is developing an injectable dermal augmentation product for the treatment of contour deficiencies due to aging and environmental exposure, disease such as acne and cancer, and surgery. Similar to its urinary incontinence product, the dermal product is based on one of the Company's patented silk-elastin polymers. Once injected into the skin and following physician manipulation for cosmetic effect, the solution irreversibly transforms into a pliable hydrogel, which the Company believes will yield a more pleasing and longer lasting cosmetic effect.

     PPTI's dermal augmentation product has completed preclinical testing and an Investigational Device Exemption (IDE) has been submitted to the FDA for approval to begin human clinical testing. Prior feasibility studies in animals have shown the product to be effective for contour correction, easy to use, biocompatible, non-immunogenic, resistant to migration, and more durable than products currently available.

     In addition, the tissue augmentation materials and technology underlying the incontinence and the dermal products have the potential to be effective and desirable in a number of other clinical applications. PPTI began studies to identify its most promising biomaterial formulations for use in these soft tissue augmentation products in 1996, devoted increasing resources through 1997, 1998 and 1999, and at present is focused primarily on completing human clinical testing of the incontinence product and initiating clinical testing of its dermal product.

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

     As of September 30, 2000, the Company had cash and cash equivalents totaling $959,000. The Company believes its available cash and cash equivalents and future contractual R&D payments would be sufficient to meet its anticipated capital requirements through January 2001. The Company will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

     To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

     PPTI is aggressively pursuing domestic and international patent protection for its technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 19 patents to the Company, four of which have been issued in 2000. In addition, PPTI has filed corresponding patent applications in other relevant commercial jurisdictions.

     Results of Operations

     The Company received $103,000 in contract and licensing revenue for the three months ended September 30, 2000 and $593,000 for the nine months ended September 30, 2000 as compared to $2,000 contract and licensing revenue for the three months and nine months ended September 30, 2000. The increase in contract and licensing revenue primarily represents the amortized portion of an up front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to PPTI's incontinence product in Europe and Australia, payments from Sanyo Chemical Industries Ltd. for the comprehensive license to PPTI's in vitro cell culture business and existing product inventory, and R&D payments from Perkin-Elmer for a development project. The lack of revenue in 1999 reflects primarily the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc.

     Interest income was $23,000 for the three months and $68,000 for the nine months ended September 30, 2000 versus $10,000 and $30,000 for the same periods in 1999.

     The Company received no sales and licensing revenues from the Company's ProNectin(R) and SmartPlastic(R) products for the three months and $3,000 for the nine months ended September 30, 2000 as compared to $14,000 and $51,000 respectively for the same periods in 1999. The Company incurred no cost of sales nor royalty payments for the three months or the nine months ended September 30, 2000, compared to no royalty expenses for the three month period and $12,000 for the nine month period ended September 30, 1999. The decline in all of these items was due to the sale of this business to Sanyo Chemical Industries, Ltd. in February 2000.

     Research and development expenses for the three months ended September 30, 2000 were $579,000 and $1,776,000 for the nine months ended September 30, 2000, compared to $499,000 and $1,947,000 respectively for the same periods in 1999. The decrease for the nine month period was primarily attributable to downsizing reductions in personnel and expenditures implemented in June 1999, and completion of external contracts and consulting services related to the Company's soft tissue augmentation program, including preclinical testing and preparation of the Investigational Device Exemption approved by the Food and Drug Administration ("FDA") in 1999 granting permission to begin human clinical testing. The increase in the three month period reflects increased costs incurred in clinical testing. The Company expects, in general, that its research and development, human clinical testing, and manufacturing expenses will increase over time if its incontinence product and other products in development successfully progress and additional capital is obtained.

     Selling, general and administrative expenses for the three months ended September 30, 2000 were $274,000, as compared to $285,000 for the same period in 1999, and were $1,013,000 for the nine months ended September 30, 2000 as compared to $1,171,000 for the same period in 1999. These decreases were due primarily to the downsizing in 1999, and to a one year sublease of a portion of the Company's laboratory to a third party. The Company expects its selling, general and administrative expenses remain largely unchanged in the near term, but will increase in the future as support for its research and development and manufacturing efforts may require and to the extent additional capital is obtained.

     For the three months ended September 30, 2000, the Company recorded a net loss applicable to common shareholders of $796,000 or $0.04 per share compared to a loss of $827,000 or $0.06 per share for the same period in 1999. For the nine months ended September 30, 2000, the Company recorded a net loss applicable to common shareholders of $2,332,000, or $0.13 per share compared to a loss of $3,243,000, or $0.26 per share for the same period in 1999. Also included in each of the three month periods of 2000 and 1999 was $69,000, respectively, for undeclared dividends related to the Company's preferred stock, and for the nine month periods, the undeclared dividends were $208,000 for each 1999 and 2000.

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

     To date the Company believes that inflation and changing prices have not had a material effect on its continuing operations, although increasing utility costs may have some impact in future periods.

     Liquidity and Capital Resources

     As of September 30, 2000, the Company had cash and cash equivalents of $959,000 as compared to $156,000 at December 31, 1999. As of September 30, 2000, the Company had working capital of $226,000 as compared to ($458,000) at December 31, 1999. The differences are due primarily to the completion in January 2000 of the strategic alliance with Femcare, Ltd., and in February 2000 from the sale of the in vitro cell culture business to Sanyo Chemical Industries, Ltd., and the receipt of $2,100,000 from the exercise of common stock warrants granted in association with the Series G Convertible Preferred Stock. The substantial difference between cash and working capital as of September 30, 2000 is partially due to $333,000 of deferred revenue remaining to be recognized in the remainder of 2000.

     The Company had no long-term debt obligations as of September 30, 2000, versus $25,000 of capital lease obligations as of December 31, 1999. For the nine months ending September 30, 2000, the Company's expenditures for capital equipment and leasehold improvements totaled $36,154 compared with $26,100 for the same period last year. The Company is expecting to increase its capital expenditures in the next few quarters (to the extent additional capital is obtained), as the Company improves existing space to expand capacity to meet materials manufacturing requirements for clinical testing. The Company may enter into additional capital lease arrangements if available at appropriate rates and terms.

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

                                       PROTEIN POLYMER TECHNOLOGIES, INC.



     Date  November 13, 2000             By  /s/ J. Thomas Parmeter
           -----------------                 -----------------------
                                             J. Thomas Parmeter
                                             Chairman of the Board, Chief
                                             Executive Officer, President

     Date  November 13, 2000             By  /s/ Janis Y. Neves
           -----------------                 -------------------
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