Form 10KSB
period 2000-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2001-02-22
CIK 858155

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________to_________

                        Commission file number 0-19724

                      PROTEIN POLYMER TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                             33-0311631
   (State or Other Jurisdiction of                 (IRS Employer
   Incorporation or Organization)               Identification No.)

                10655 Sorrento Valley Road, San Diego, CA  92121
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (858) 558-6064

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   --------    --------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were $1,189,495.

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 16, 2001 was $6,935,027.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2001, 18,910,313 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 30, 2001 pursuant to Regulation 14A with respect to the Registrant's 2001 Annual Meeting of Stockholders (incorporated by reference in Part III).

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----
================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS





                                                                                  Page No.
                                                                                  --------
PART I......................................................................          2

  Item 1.    Business.......................................................          2

  Item 2.    Properties.....................................................         18

  Item 3.    Legal Proceedings..............................................         18

  Item 4.    Submission of Matters to a Vote of Security Holders............         18


PART II.....................................................................         19

  Item 5.    Market for Common Equity and Related
             Stockholder Matters............................................         19

  Item 6.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................         22

  Item 7.    Financial Statements...........................................        F-1

  Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................         27


PART III....................................................................         27

  Items 9, 10, 11 and 12 - Incorporated by Reference

  Item 13.   Financial Statements, Exhibits and Reports on Form 8-K.........         27

  Signatures................................................................         33

                                     PART I

Item 1.  Business

Company Background

     Protein Polymer Technologies, Inc., a Delaware corporation ("PPTI") is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair of tissue: surgical adhesives and sealants; soft tissue augmentation products; wound healing matrices; drug delivery formulations; and surgical adhesion barriers. We have also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

     We began studies to identify our most promising biomaterial formulations for use in soft tissue augmentation products in 1996. We devoted increased resources to the program through 1997 and 1998, and with promising preclinical test results, we focused on preparations for human clinical testing in 1999.

     In December 1999, we initiated human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. This pilot clinical study is ongoing. The Investigational Device Exemption ("IDE") approved by the U.S. Food and Drug Administration ("FDA") allows us to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined.

     We estimate that more than 2.5 million women begin to experience stress urinary incontinence in the United States each year. In most untreated cases, the problem becomes progressively more pronounced. Due to limited efficacy or invasiveness of current treatments, only a small proportion of the women experiencing stress urinary incontinence are clinically treated, relying instead on pads and plugs and the like that only address the symptoms. In contrast, our product is injected, typically in an out patient procedure, into urethral tissue at the base of the bladder forming a solid implant that provides support to the muscles controlling the flow of urine. We believe that our product, if approved, will prove to be easy for the physician to use, offer enduring effectiveness, and avoid most of the other limitations of urethral bulking products on the market or in development.

     In January 2000, we established a strategic alliance with Femcare, Ltd. ("Femcare") for the commercialization of the incontinence product in Europe and Australia. In the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within these territories, and we are responsible for product manufacturing. Contingent on successful clinical trials, commercialization of the product in Europe is expected to begin more than a year before approval for marketing the product in the United States could be obtained.

     The soft tissue augmentation materials and technology underlying the incontinence product have the potential to be effective and desirable in a number of other clinical applications. In November 2000, the FDA approved our IDE to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We expect to initiate our pilot clinical study for this application in the first quarter of 2001 to the extent resources are available.

     We estimate that approximately 350,000 cosmetic tissue augmentation procedures using injected materials (e.g. collagen, fat) were performed in the U.S in 1998, having grown over 20% compared to 1996. With a product demonstrating greater durability than currently available materials, we believe the number of procedures could grow dramatically.

     Between 1994 and 1997, our efforts were focused predominantly on the development of surgical adhesive and sealant technology. As part of this effort, we targeted the establishment of a strategic alliance with a market leader in the field of surgical wound closure products which led to the execution of comprehensive license, supply and development agreements in September 1995, with Ethicon, Inc. ("Ethicon"), a subsidiary of the Johnson & Johnson Company ("J&J"). Ethicon elected to terminate these agreements in December 1997.

     We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We are committed to the commercial development of our adhesive and sealant technology. Subsequent to the termination of the Ethicon agreement, we have worked to determine the most significant market and product opportunities for its use. We are seeking to establish new strategic alliances with leaders in those markets.

     Our cash balance as of December 31, 2000 was $866,000. We believe this amount is sufficient to fund operations through March 2001. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. During 2001, we expect that the possible exercise of other existing warrants could result in additional funds for continuing operations. Further, we are currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, funding in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products. (See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.)

     To the extent sufficient resources are available, we continue to research the use of our protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

     Through 1999, we marketed specialty use products for in vitro cell culture applications including SmartPlastic/(R)/ and ProNectin/(R)/ F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in 1995. In 1998 we discontinued direct sales of our cell culture products, and in February 2000, we sold all rights to the use of the technology for in vitro cell culture applications, the product trademarks, and remaining inventory to Sanyo Chemical Industries, Ltd.

     Prior to 1992, our scientists had successfully demonstrated the ability to create and produce novel protein polymer materials having important physical, biological and chemical properties. During this period, most of the our efforts were dedicated to supplying E. I. DuPont de Nemours & Co. ("DuPont") with materials under contract for DuPont's proprietary research and testing purposes.

Technology

     We are focused on developing products to improve medical and surgical outcomes, based on an extensive portfolio of proprietary biomaterials. Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic. It involves the response of the living system to the materials (e.g., biocompatibility) and the response of the materials to the living system (e.g., degradation). The requirements for performance within this demanding biological environment have been a critical factor in limiting the myriad of possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful in medical devices.

     The goal of biomaterials development historically has been to produce inert materials, i.e., materials that elicit little or no response from the living system. However, we believe that such conventional biomaterials are constrained by their inability to convey appropriate messages to the cells that surround them, the same messages that are conveyed by proteins in normal human tissues.

     The products we have targeted for development are based on a new generation of biomaterials which have been designed to be recognized and accepted by human cells, to aid in the natural process of bodily repair (including the healing of tissue and the restoration or augmentation of its form and function), and, ultimately, to promote the regeneration of tissues. We believe that the successful realization of these properties will substantially expand the role that artificial devices can play in the prevention and treatment of human disability and disease, and enable the culture of native tissues for successful reimplantation.

     Through our proprietary core technology, we produce high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application.

These polymers are constructed of the same amino acids as natural proteins found in the body. We have demonstrated that our polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from our polymers have demonstrated excellent biocompatibility in a variety of preclinical feasibility studies.

     Our patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions. Our protein polymers are made by combining the techniques of modern biotechnology and traditional polymer science. The techniques of biotechnology are used to create synthetic genes that direct the biological synthesis of protein polymers in recombinant microorganisms. The methods of traditional polymer science are used to design novel materials for specific product applications by combining the properties of individual "building block" components in polymer form.

     In contrast to natural proteins, either isolated from natural sources or produced using traditional genetic engineering techniques, our technology results in the creation of new proteins with unique properties. We have demonstrated an ability to create materials that:

     . combine properties of different proteins found in nature;
     . reproduce and amplify selected activities of natural proteins; . eliminate undesired properties of natural proteins; and . incorporate synthetic properties via chemical modifications.

     This ability is fundamental to our current primary product research and development focus -- tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extracellular matrix ("ECM"), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, the ability to structure the cells' ECM environment allows the protein messages they receive -- and their activity -- to be controlled. Similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body's functions, our patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment.

Fundamental Protein Polymers

     PPTI's primary products under development are based on protein polymers combining selected properties from two of the most extraordinary structural proteins found in nature: silk and elastin. Silk, based upon its crystalline structure, has long been known as an incredibly strong material, and has a long history of medical use in humans as a material for sutures. Elastin fibers are one of the most remarkable rubber-like materials ever studied. Found in human tissues such as skin, lungs and arteries, elastin fibers must expand and contract over a life time, and can be extended nearly three times their resting length without damaging their flexibility.

     Despite the incredible individual properties of silk and elastin, neither of these natural protein materials is capable of being processed into forms other than what nature has provided without destroying their valuable materials properties. However, our proprietary technology has enabled the creation of polymers that combine the repeating blocks of amino acids responsible for the strength of silk and the elasticity of elastin. By precisely varying the number and sequence of the different blocks in the assembled protein polymer, new combinations of properties suitable for various medical applications have been created.

     We have also created protein polymers based on repeating blocks of amino acids found in two other classes of structural proteins found in nature: collagen and keratin. Collagen is the principal structural component of the body, found in some shape or form in virtually every tissue, ranging from shock absorbing cartilage to light transmitting corneas. Keratin is a major component in hair, nails and skin. The development of materials based on these polymers is at an early stage of research.

Product Candidates and Anticipated Markets

     Our technology and materials have the potential to create products and product applications in a variety of medical and specialty use markets. Our current development efforts are principally focused on preparations for scale-up and validation of manufacturing processes for our hydrogel bulking agents for soft tissue augmentation. However, opportunities for research and development of product candidates for other medical and specialty use continue to be evaluated, particularly those based on our tissue adhesive and sealant technology.

     All of our product candidates are subject to preclinical and clinical testing requirements for obtaining U.S. Food and Drug Administration's ("FDA's") marketing approval. The actual development of product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company's assessment of the potential market acceptance of a product candidate.

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

    Medical applications include the treatment of stress urinary incontinence, gastroesophageal reflux, fecal incontinence, the reversible blockage of fallopian tubes for birth control, the augmentation of vocal chords, and the expansion of gingival tissues impacted by periodontal disease. We believe there is a lack of materials with suitable properties for these applications, primarily because materials having the required durability in vivo either lack the requisite biocompatibility or the ability to be easily injected.

     We have developed protein polymers that demonstrate excellent biocompatibility, are soluble in water at room temperature, and are easily injected into body tissues, irreversibly forming soft, durable gels at body temperature. Previously, we have shown gels of similar composition to persist at least 18 months in an animal model.

     Our bulking agents are unique in that they are applied as an aqueous solution, easily injected through a 30-gauge needle, rapidly spreading throughout the native tissue architecture. With the increase from room to body temperature, the polymer solution irreversibly transforms within minutes to a soft, pliable hydrogel. Importantly, the volume of material remains constant in the liquid to gel transition, such that the tissue expansion observed by the physician upon administration will be subsequently maintained.

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

     Other hydrogel technologies of which we are aware are either preformed gels, difficult to administer by injection, or polymer solutions mixed with a chemical cross-linking agent prior to injection. We believe that such technologies are limited in their overall performance including durability, biocompatibility and ease of administration.

     In August 1999, we obtained the FDA's approval of our Investigational Device Exemption ("IDE") to begin human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product's safety and efficacy in December 1999. We project expanding into a multi-site pivotal clinical study in the first quarter of 2002 to the extent resources are available.

     In November 2000, we obtained the FDA's approval of our IDE to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We expect to initiate our pilot clinical study for this application in the first quarter of 2001, potentially expanding into a multi-site pivotal clinical study also in the first quarter of 2002 to the extent resources are available.

     Surgical Adhesives and Sealants

     Certain surgical adhesives and sealants that seek to avoid the limitations of sutures, staples, pins and screws have been developed and marketed outside the United States by other parties. In 1998, the FDA approved two such products for certain uses in the U.S. DermaBond(TM), a cyanoacrylate adhesive, was approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form brittle plastics that do not resorb. These limitations restrict their use to bonding the outer surfaces of skin together. Tisseel(TM), a fibrin sealant, was approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

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

     We are seeking to develop surgical adhesives and sealants that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and fast setting times of cyanoacrylates. Unique features include significant elasticity within the adhesive matrix (to move as tissues move) and the capability of tailoring the resorption rate of the adhesive matrix with the rate at which the wound heals. A non-resorbable adhesive or sealant can only be used where the damaged tissues will not heal. Otherwise, a barrier to wound healing is unavoidably created.

     In September 1995, we entered into a series of agreements with Ethicon regarding this program. Ethicon elected to terminate these agreements in December 1997. However, we had previously demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. Subsequently, we have worked to determine the specific markets and products providing the most significant opportunities for the use of our adhesive and sealant technology.

     As a result of our evaluations of the medical market needs, the properties achievable with our technology, and the capabilities of competitive technologies, we have focused our product development interests on certain orthopedic applications, particularly those related to the repair of the spinal disc for the treatment of chronic low back pain. Low back pain is the most common musculoskeletal disorder in industrialized societies. We are committed to the commercial development of our adhesive and sealant technologies and are seeking to establish new strategic alliances with market leaders. However, there can be no assurance that such alliances will be entered into.

     Wound Healing/Tissue Engineering Matrices

     The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by other parties include fabric dressings (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product used varies depending on the type of wound and extent of tissue damage, we believe that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

     We have developed protein polymers which we believe may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the ECM and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. We believe that such materials, if successfully developed, could improve the wound-healing process by providing physical support in situ for cell migration and tissue regeneration and as delivery systems for growth factors. Additionally, such materials may serve as scaffolds for the ex vivo production of living tissue substitutes.

     This program is in the early stages of research, which we have principally conducted in collaboration with third parties. Such collaborations have primarily focused on the treatment of dermal wounds.

     Controlled Release Drug Delivery

     Oral delivery of drugs is the most preferred route of administration. However, for many drugs this is not possible and alternative drug delivery routes are required. Alternative routes include transdermal, mucosal, and by implantation or injection. For implantation or injection, it is often desirable to extend the availability of the drug in order to minimize the frequency of these invasive procedures. A few materials have been commercialized which act as depots for a drug when implanted or injected, releasing the drug over periods ranging from one month to several years. Other material and drug combinations are being developed by third parties. We believe that the properties of these materials for such applications can be substantially improved upon, making available the use of depot systems for a wider range of drugs and applications.

     Our soft tissue augmentation products, wound healing matrices, and medical device coating technology all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures -- attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

Manufacturing, Marketing and Distribution

     Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA's Good Laboratory Practices ("GLP") and other Quality System Regulations ("QSR"). We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations to operate in conformance with FDA requirements. We believe our current polymer production capacity is sufficient for supplying our development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial ("pilot") clinical testing. To expand beyond initial clinical trials, we will require additional manufacturing capacity.

     We are considering several methods for increasing production of our biomedical and other product candidates to meet clinical and commercial requirements. For example, we may expand our existing facility to produce needed quantities of materials under FDA's GLP and QSR regulations for clinical and commercial use. Alternatively, we may establish external contract manufacturing arrangements for needed quantities of materials. However, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect the our margins or our ability to comply with applicable governmental regulations. The actual method, or combination of methods, that we may ultimately pursue will depend on a number of factors, including availability, cost and our assessment of the ability of such production methods to meet our commercial objectives.

     We have entered into an agreement with Femcare for marketing and distribution of our urethral bulking agent for stress urinary incontinence in certain countries, if the required regulatory approvals are obtained. We currently expect that our other biomedical products, if any were commercialized, would be marketed and distributed by corporate partners. While this arrangement could minimize our marketing costs and facilitate wider distribution of any biomedical products we may develop, these arrangements could possibly reduce our revenues and profits as compared to what would be possible if we directly sold such products.

Research and Development

     Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Collaborative Agreements

     Because of the highly technical focus of our business, we must conduct extensive research and development prior to any commercial production of our biomedical products or the biomaterials from which they are created. During this development stage, our ability to generate revenues is limited. Because of this limitation, we do not have sufficient resources to devote to extensive testing or marketing of our products. Our primary method to expand our product development, testing and marketing capabilities is to seek to form collaborative arrangements with selected corporate partners with specific resources that we believe complement our business strategies and goals.

     The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, we began human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. We intend to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications in the first quarter of 2001 to the extent resources are available.

     Genencor International

     In December 2000, we announced the signing of a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. As a result of the agreement, Genencor can use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields. We retain all rights to the technology for use in medical products.

     In return for the licensed rights, Genencor paid to us an upfront license fee of $750,000, and will pay royalties on the sale of products commercialized by Genencor under the agreement, if any. In addition, we may receive up to $5 million in milestone payments associated with the achievement of various product development milestones. We may provide certain funded R&D services to Genencor if negotiated in a separate agreement at a later date. Genencor received warrants to acquire up to $1 million of our common stock.

     Femcare, Ltd.

     In January 2000, we announced the formation of a strategic alliance with Femcare, Ltd. for the commercialization in Europe and Australia of our urethral bulking agent for treatment of stress urinary incontinence. Femcare is a British-based developer and international marketer of surgical products for gynecological and urological applications.

     In the alliance, we will provide Femcare with technical assistance, and the incontinence product for Femcare's clinical testing and regulatory approvals in the Femcare territories. Femcare will utilize its existing customer base and its extensive distribution network as the basis for introducing the product into Europe and Australia. Currently, Femcare markets its products in 40 countries worldwide. A Urology division has been created to extend the company's success in gynecology to urological applications, in particular, female stress urinary incontinence. We received a $1 million license fee and will receive a royalty on the revenues generated by Femcare from the sale of the product. We will be responsible for providing the product to Femcare for clinical testing and commercial sale, or with providing Femcare with the necessary know-how to arrange its own manufacturing.

     Other Agreements

     We are discussing other potential collaboration agreements with prospective marketing partners for both our soft tissue augmentation products and our tissue adhesive and sealant products. There can be no assurance that we will continue such discussions or be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, we are party to certain materials evaluation agreements regarding biomedical and specialty use applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that we will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

Intense Competition

     The principal anticipated commercial uses of our biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating our biomaterials would compete with other products that rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine and human cadaver collagen and, outside the U.S., silicone particles and other synthetic materials. Similarly, all targeted applications of our potential products will compete with other products having the same or similar applications.

     The areas of business in which we engage and propose to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. Our competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than ours. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection in the same or similar application areas, and may commercialize products on their own or through joint ventures. Most of our competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, we believe that DuPont and several university laboratories are currently conducting research into similar protein engineering technology.

     The primary elements of competition in the biomedical and surgical repair products market are performance, cost, safety, reliability, convenience and commercial production capabilities. We believe that our ability to compete in this market will be enhanced by our issued patent claims, the breadth of our other pending patent applications, our early entry into the field and our experience in protein engineering.

Patents and Trade Secrets

     We are aggressively pursuing domestic and international patent protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA encoding these proteins, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use.

     The United States Patent and Trademark Office ("USPTO") has issued twenty patents to us. U.S. Patent 5,235,041 (1993) relates to our method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers our synthetic DNA compositions that encode polymers and copolymers comprising the amino acid "building blocks" of silk and elastin. U.S. Patent 5,496,712 (1996) covers our family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581 (1996) covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F.

     U.S. Patent 5,606,019 (1997) covers the protein compositions comprising copolymers of the amino acid "building blocks" of silk and elastin. These are the primary materials used in our current product development efforts. U.S. Patent 5,641,648 (1997) covers methods by which synthetic genes encoding protein polymers are created.

     U.S. Patent 5,723,588 (1998) covers molded articles incorporating biologically active proteins. U.S. Patent 5,760,004 (1998) covers chemically modified protein polymers with enhanced water solubility. U.S. Patent 5,770,697
(1998) broadly covers protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. U.S. Patent 5,773,249 (1998) expands the coverage of high molecular weight collagen like polymers. U.S. Patent 5,773,577 (1998) covers protein polymers that can be cross-linked by certain enzymes that naturally occur in the body. U.S. Patent 5,808,012 (1998) expands the coverage of molded articles to those incorporating chemically active proteins. U.S. Patent 5,817,303 (1998) covers the use of protein polymers with chemical cross-linking agents as adhesives and sealants, key to our product development for the repair of spinal discs. U.S. Patent 5,830,713 (1998) expands the coverage of methods by which synthetic genes encoding protein polymers are created.

     U.S. Patent 6,015,474 (2000) covers methods and compositions useful for enhancing the performance of tissue adhesives and sealants. U.S. Patent 6,018,030 (2000) broadly covers DNA sequences encoding protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. U.S. Patent 6,033,654 (2000) covers cross-linked protein compositions (adhesives and sealants). U.S. Patent 6,034,022 (2000) covers methods for preparing chemically modified protein polymers with enhanced water solubility. U.S. Patent 6,140,072 (2000) broadly covers DNA sequences encoding protein polymers incorporating intervening sequences providing functional properties (e.g. biological or chemical activity). U.S. Patent 6,184,348 (2001) broadly covers protein polymers incorporating intervening sequences providing functional properties (e.g. biological or chemical activity).

     Additionally, we have four U.S. patent applications pending, covering related aspects of our core technology.

     Although we believe our existing issued patent claims provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to our pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to us. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patent issued in 1996 will expire in 2013, and the patents issued in 1997 will expire in 2014. The three patents issued in 1998, which expand the coverage of previously issued patents, will expire in concert with the original patents. The other five patents issued in 1998 will expire in 2015. Three patents issued in 2000 expand upon the claims of previously issued patents and will expire in concert with the original patents (one in 2010 and two in 2015). The other two patents issued in 2000 will expire in 2017 and 2018, the difference due to the date each application was filed. The patent issued in 2001 expands upon the claims of a previously issued patent and will expire in 2015.

     Although we do not currently have any operations outside the U.S., we anticipate that our potential products will be marketed on a worldwide basis, with possible manufacturing operations outside the U.S. For example, we have recently established a licensing and distribution agreement with Femcare Ltd. for the sale of our urethral bulking agent in Europe and Australia. Accordingly, international patent applications corresponding to the major U.S. patents and patent applications described above have been filed in these and other important market jurisdictions. Due to translation costs and patent office fees, international patents are significantly more expensive to obtain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. We carefully consider these factors in consultation with our patent counsel, as well as the size of the potential markets represented, in determining the foreign countries in which to file patents.

     In almost all cases, we file for patents in Europe and Japan. Currently, we have fourteen issued foreign patents, and twenty-five pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having biological or chemical activity. In order to reduce our patent-related expenses, we are currently implementing a policy of only maintaining foreign patents or applications in Europe and Japan, unless required due to our license agreements. This has resulted in our abandoning issued, allowed and pending foreign patent cases.

     Because of the uncertainty concerning patent protection and the unavailability of patent protection for certain processes and techniques, we also rely upon trade secret protection and continuing technological innovation to maintain our competitive position. Although all our employees have signed confidentiality agreements, there can be no assurance that our proprietary technology will not be independently developed by other parties, or that secrecy will not be breached. Additionally, we are aware that substantial research efforts in protein engineering technology are taking place at universities, government laboratories and other corporations and that numerous patent applications have been filed. We cannot predict whether we may have to obtain licenses to use any technology developed by third parties or whether such licenses can be obtained on commercially reasonable terms, if at all.

     In the course of our business, we employ various trademarks and trade names in packaging and advertising its products. We have assigned the federal registration of our ProNectin/(R)/ trademark and its SmartPlastic/(R)/ trademark for ProNectin F Activated Cultureware to Sanyo Chemical Industries, Ltd. in connection with the sale to Sanyo of our cell culture business. We intend to protect and promote all of our trademarks and, where appropriate, will seek federal registration of our trademarks.

Regulatory Matters

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. Our current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of agencies, particularly those products and operations related to biomedical applications. Currently, our activities are subject principally to regulation under the Occupational Safety and Health Act and the Food, Drug and Cosmetic Act (including amendments and updates).

     Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. We are required to be in compliance with many of the FDA's regulations to conduct testing in support of product approvals; in particular, compliance with the FDA's GLP and QSR. Where we have conducted such testing, our company may choose to file product approval submissions itself or maintain with the FDA a "Master File" containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on our materials.

     There can be no assurance that we or our customers will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that we will be able to maintain a Master File in accordance with FDA regulations. In either case, our anticipated business could be adversely affected. To the extent we manufacture medical devices, as opposed to a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA's QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, i.e., ISO 9001 issued by the International Organization for Standardization, is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 9001 standards are similar to the FDA's QSR.

     In August 1999, we obtained the FDA's approval of our IDE to begin human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. We initiated clinical testing in December 1999. We submitted an IDE to the FDA in October 2000 to obtain approval to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. This IDE was approved in November 2000, and we expect to begin a pilot clinical study in the first quarter of 2001 to the extent resources are available. We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations, to operate in conformance with FDA requirements.

     Our research, development and production activities are, or may be, subject to various federal and state laws and regulations relating to environmental quality and the use, discharge, storage, transportation and disposal of toxic and hazardous substances. The Company's future activities may be subject to regulation under the Toxic Substances Control Act, which requires us to obtain pre-manufacturing approval for any new "chemical material" we produce for commercial use that does not fall within the FDA's regulatory jurisdiction. We believe we are currently in substantial compliance with all such laws and regulations. Although we intend to use our best efforts to comply with all environmental laws and regulations in the future, there can be no assurance that we will be able to fully comply with such laws, or that full compliance will not require substantial capital expenditures.

Product Liability and Absence of Insurance

     Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to initiating human clinical testing of our urethral bulking agent, we procured product liability insurance. This insurance coverage has been expanded to cover the cosmetic augmentation product as well. There can be no assurance, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our businesss.

Executive Officers of the Registrant

             Name               Age          Position with the Company
             ----               ---          -------------------------

J. Thomas Parmeter               61        Chairman of the Board of Directors,
                                           President and Chief  Executive Officer

Joseph Cappello, Ph.D.           44        Vice President, Research and Development,
                                           Chief Technical Officer and Director,
                                           Polymer Research

Philip J. Davis                  71        Corporate Secretary

Franco A. Ferrari, Ph.D.         49        Vice President, Laboratory Operations and
                                           Polymer Production and Director, Molecular
                                           Genetics

John E. Flowers                  44        Vice President, Planning and Operations

Janis Y. Neves                   50        Director, Finance and Administration,
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

     Mr. Davis has been the Company's Secretary since January 1989. Mr. Davis has been a director of the Company since April 1995; he previously served as a director of the Company from January 1989 until October 1991. Mr. Davis was employed by Donaldson, Lufkin & Jenrette since June 1994 and retired at the end of 2000 as a Managing Director of Investment Banking. He was Director, Institutional Sales at Merrill Lynch, Inc. (formerly Merrill Lynch Capital Markets) from February 1991 to June 1994, and was a Vice President at Merrill Lynch, Inc. from 1986 to 1991.

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

     All executive officers of our Company were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

     As of February 16, 2001, we had 19 full-time employees, of whom four hold employment contracts with our company and three hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.


Item 2.   Properties

     We do not own any real property. We lease approximately 27,000 square feet in San Diego, California from Sycamore/San Diego Investors. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 15,000 square feet. The current annual rent for this space is approximately $367,000. We currently sublease at cost an additional 9,000 square feet of office and laboratory space in our present facility. The master lease expires in May 2005. The sublease expires at the end of January 2002. We believe that our current facilities are adequate to meet our needs until the end of 2001.


Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder
         Matters.

NASDAQ Delisting

     Prior to September 1999, our common stock traded on The Nasdaq Stock Market under the symbol "PPTI". Our common stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for our common stock, and failure to meet the minimum net asset requirement of $2 million. Our common stock is now traded on the "over-the-counter" NASD Bulletin Board. To access the quotations for our common stock, use the call letters PPTI.OB.

     The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not represent actual transactions.

                                   Trade Prices
                                   ------------
     2000                       High            Low
     ----                       ----            ---
     First Quarter             $3.375          $0.187
     Second Quarter             1.625           0.750
     Third Quarter              1.125           0.562
     Fourth Quarter             1.437           0.375

     1999
     ----
     First Quarter             $1.531          $1.063
     Second Quarter             2.250           0.875
     Third Quarter              1.719           0.750
     Fourth Quarter             1.250           0.688


     As of February 16, 2001, we had approximately 161 shareholders of record; we estimate we had approximately 1,500 beneficial holders. We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Unregistered Offerings

     On December 21, 2000, Genencor International was issued two warrants, each convertible into the Company's common stock. The warrants were issued in conjunction with our execution of a licensing agreement with Genencor in which Genencor would use our technology for the potential development of products for industrial markets in defined fields. The issuance was exempt under Section 4(2) of the Securities Act.

     On August 16, 1999, we received $1,775,000 for 17,750 shares of Series G Convertible Preferred Stock ("Series G Stock") from several institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. On September 15, 1999, we received an additional $325,000 for 3,250 shares of Series G Stock, for a total of $2,100,000. Each share of Series G Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Series G Preferred Stock also received a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of our common stock at a price of $0.50 per share. In February 2000, we received approximately $2.1 million from the exercise of common stock warrants originally granted as part of the sale of Series G Convertible Preferred Stock and warrants. At the time of exercise, exercising shareholders were granted additional warrants for an equivalent number shares, exercisable until the last day of February 2001, bearing a conversion price of $1.50.

     Between April 1 and April 15, 1999, we received approximately $508,000 from the exercise of redeemable, publicly traded, warrants originally issued as part of our Initial Public Offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired.

     On May 12, 1999, we received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Series E Convertible Preferred Stock ("Series E Stock").

     In April and May of 1998, the Company raised approximately $5.4 million from the sale of 54,437 shares of the our Series E Stock priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors.

     Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. No underwriters were engaged in connection with such issuance and, accordingly, no underwriting discounts were paid.

     Each share of Series E Stock received two common stock warrants. One warrant (first warrant) was exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and has expired approximately 18 months after the close of the offering; the other warrant (second warrant) is exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expires approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share were issued as a finder and document review fee paid to a lead investor. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement.

     In connection with the above private placement, we issued 26,420 shares of Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock. Series F Convertible Preferred Stock is equivalent to our Series E Stock with regard to liquidation preferences. All other terms of the Company's Series F Convertible Preferred Stock remained the same as our Series D Convertible Preferred Stock. The Series D and F Convertible Preferred Stock is convertible into common stock at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Convertible Preferred Stock is redeemable at our option after four years from the date of issuance. Automatic conversion of all of the Series D and F Convertible Preferred Stock will occur if: (a) we complete a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. We have the option to demand conversion of the Series D and F Convertible Preferred Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days.

     The above issuances of preferred stock and related warrants, and the exercise of such warrants noted above were exempt from registration under
Section 4(2) of the Securities Act, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Certain statements contained or incorporated by reference in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management's current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

General Overview

     Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. We have identified biomedical market and product opportunities for further research and development that we believe will exploit the unique properties of our technology to competitive advantage. We have been unprofitable to date, and as of December 31, 2000 we had an accumulated deficit of $39,743,572.

     Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. Our more advanced programs are in the areas of bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. We currently are devoting the majority of our resources to the development and registration of these products, with the greatest emphasis on the incontinence product which began human clinical trials in December 1999. Our other advanced product technology is in the area of tissue adhesives and sealants. Currently our research and development in this area is focused on the repair of spinal discs for the treatment of lower back pain. Our first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes. In February 2000, we licensed the rights for the manufacture and sale of these products for use in in vitro cell culture, including the transfer of all existing inventory, to a third party.

     Our strategy with most of our programs is to enter into collaborative development agreements with major medical product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, we expect to continue incurring operating losses for the next several years.

     In December 2000, we entered into a license and collaborative agreement with Genencor International for the development by Genencor of industrial products from our existing biomaterials and for the development of new industrial applications using our proprietary protein polymer technology. The agreement provided for an upfront $750,000 license fee, and also included potential payments of up to $5 million to PPTI for the accomplishment by Genencor of certain milestones, issuance of PPTI common stock warrants to Genencor, PTI, and the payment of royalties to PPTI upon the successful commercialization and sale of products developed under the agreement, if any.

     Our cash balance as of December 31, 2000 was $866,000. We believe this amount is sufficient to fund our operations through March 2001. In addition to potential cost reduction measures being implemented and/or contemplated, we will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements (see "Liquidity and Capital Resources" below, and Note 1 of the Audited Financial Statements for additional information and a description of the associated risks).

Results of Operations

     We received $1,107,000 in contract and licensing revenue for the year ended December 31, 2000 as compared to $2,000 for the years ended December 31, 1999, and $50,000 for the year ended December 31, 1998. The increase in contract and licensing revenue primarily represents the amortized portion of an up front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our incontinence product in Europe and Australia, payments from Sanyo Chemical Industries Ltd. for the comprehensive license to our in vitro cell culture business and existing product inventory, initial R&D payments from Perkin-Elmer for a development project, and an upfront license fee of $750,000 (less the issuance of warrants to purchase PPTI common stock valued at $319,000) received from Genencor International for rights to use our technology in the development of certain industrial products. The lack of revenue in 1999 and 1998 reflects primarily the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc.

     Interest income was $79,000 for the year ended December 31, 2000, as compared to $39,000 for 1999 and $135,000 for 1998. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

     There were no product sales for the year ended December 31, 2000 as compared to $54,000 and $71,000 in 1999 and 1998 respectively. Product sales consisted of ProNectin F related product revenues and licensing fees. Sales prior to 1998 reflected disappointing market interest in the line of ProNectin products; as a result the Company discontinued related promotional expenditures to conserve cash. Sales in 1998 and 1999 primarily reflect distributor stocking orders. The manufacturing and marketing rights and the inventory for this product line were sold to Sanyo Chemical Industries, Ltd. in February 2000. Because of previously booked inventory reserves, there was no cost of sales booked for any product sales in 2000.

     Research and development expenses for the year ended December 31, 2000 were $2,322,000, compared to $2,812,000 in 1999, a decrease of 17%, and $4,138,000 in
1998. This decrease is due primarily to a downsizing of our staff and operational expenses in 2000, but also in part to lower than expected clinical testing and regulatory consulting costs. These latter savings are temporary and will be replaced and increased by the cost of conducting human clinical testing which began in 1999 for the urinary incontinence bulking agent, and which are expected to begin in 2001 for the dermal augmentation product. Other related expenses include expanded manufacturing capacity and manufacturing process validation, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including human clinical testing, increased manufacturing requirements, and increased use of outside testing services.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $1,366,000, as compared to $1,554,000 for 1999, a decrease of 12%, and $1,727,000 in 1998. This decrease was due to the Corporate downsizing, and generally tighter cost management. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

     For the year ended December 31, 2000, we recorded a net loss applicable to common shareholders of $2,776,000, or $.16 per share, as compared to $4,535,000, or $.36 per share for 1999, and $9,183,000, or $.88 per share for 1998. The difference between 2000 and 1999 is primarily due to tighter cost management and license and contract fees received from collaborative partners. The difference between 1999 and 1998 results is due primarily to a non-cash "imputed dividend" expense of $3,266,000 that resulted from the sale and issuance of the Company's Series E Convertible Preferred Stock during 1998. The 2000, 1999 and 1998 losses and per share calculations also include $278,000 in each year, of undeclared and/or paid dividends from the Company's Preferred Stock.

     We expect to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the successful continuation of the tissue augmentation program and product registration, and the tissue adhesives program, as well as expected increases in our other research and development, manufacturing and business development activities. Our results depend in part on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. Our results will also fluctuate from period to period due to timing differences.

     To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, given the State of California's continuing energy crisis, our utility costs have doubled over the past two months, and these increases are expected to continue for the foreseeable future. Based upon our earnings history, a valuation allowance of $13,943,000 is required to reduce our net deferred tax assets to the amount realizable.

Liquidity and Capital Resources

     As of December 31, 2000, we had cash, cash equivalents and short-term investments totaling $866,000, as compared to $156,000 at December 31, 1999. As of December 31, 2000, we had working capital of $143,000, compared to $(458,000) at December 31, 1999. We received in January and February 2000 approximately $1,350,000 (net of costs) in cash and receivables from licensing and R&D agreements with Femcare, Ltd. for the European and Australian marketing rights to the stress urinary incontinence bulking product, with Perkin-Elmer for a research and development project and commercialization option, and with Sanyo Chemical Industries, Ltd. for the rights to the in vitro cell culture business. Also in February 2000, we received approximately $2.1 million from the exercise of common stock warrants originally granted as part of the sale of Series G Convertible Preferred Stock and warrants. In December 2000, we received $750,000 in the form of an upfront license fee from Genencor International for rights to the use of our technology in the development by Genencor of certain industrial products.

     We had no long-term capital lease obligations as of December 31, 2000, compared to an obligation of $25,000 as of December 31, 1999. For the year ended December 31, 2000, our cash expenditures for capital equipment and leasehold improvements totaled $45,000, compared with $26,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2001 for laboratory renovations and additional equipment required to meet GLP manufacturing regulations and production capacity as we scale up our manufacturing operations to meet product requirements for clinical testing. We anticipate a significant increase in manufacturing-related equipment and leasehold improvement expenditures in 2002 due to an increase in need for products for clinical testing and anticipated need for additional product manufacturing for European product sales. We may enter into additional capital equipment lease arrangements in the future if available at appropriate rates and terms.

     We believe our existing available cash, cash equivalents and short-term investments as of December 31, 2000 will be sufficient to meet our anticipated capital requirements through March 2001. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. During 2001, we expect that the possible exercise of other existing warrants could result in additional funds for continuing operations. Further, we are currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

     Accordingly, in an attempt to extend the time available to pursue alternatives, we now are evaluating other actions, including significantly curtailing our operations, and terminating the employment of a majority of our employees until such time as we are able to stabilize our financial situation. These actions, if undertaken, could extend our operations until May, 2001, but are likely to harm our business and could lead to a near term cessation of our operations, if we are unable to attract additional capital. However, we believe that these curtailed operations and the commensurate reduced burn rate may be sufficient to allow us to advance FDA approved human safety studies for our dermal filler device for use in cosmetic and reconstructive surgery, and/or for our urethral bulking agent for the treatment of female stress urinary incontinence. If successful, we will have achieved a major milestone in demonstrating the safety and initial effectiveness of our lead products, and of equal importance, demonstrating the safety of the underlying biomaterial, Polymer 47K, in humans, which has a large number of other potential high-value biomedical applications.

Item 7.  Financial Statements


     Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):



          Description                                                                  Page
          -----------                                                                  ----

          Report of Ernst & Young LLP, Independent Auditors..........................   F-2

          Balance Sheets at December 31, 2000 and 1999...............................   F-3

          Statements of Operations for the years ended December 31, 2000, 1999
             and 1998 and the period July 6, 1988 (inception) to December 31, 2000...   F-4

          Statements of Stockholders Equity for the period July 6, 1988 (inception)
             to December 31, 2000....................................................   F-5

          Statements of Cash Flows for the years ended December 31, 2000, 1999
             and 1998 and the period July 6, 1988 (inception) to December 31, 2000...   F-7

          Notes to Financial Statements..............................................   F-9


               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


     We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development State Company) has reported accumulated losses during the development stage aggregating $(39,743,572) and without additional financing, lacks sufficient working capital to fund operations beyond March 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                    ERNST & YOUNG LLP
San Diego, California
February 8, 2001

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                                Balance Sheets

                                                                                                       December 31,
                                                                                               2000                  1999
                                                                                           ----------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                                 $    866,220          $    155,692
 Other current assets                                                                            55,180                49,266
                                                                                           ----------------------------------
Total current assets                                                                            921,400               204,958

 Deposits                                                                                        71,177                36,177
 Notes receivable from officers                                                                 140,000               140,000
 Equipment and leasehold improvements, net                                                      250,257               360,005
                                                                                           ----------------------------------
                                                                                           $  1,382,834          $    741,140
                                                                                           ==================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                          $    206,981          $    385,932
 Accrued employee benefits                                                                       69,657                84,335
 Other accrued expenses                                                                          47,418                17,118
 Current portion capital lease obligations                                                       25,088                79,593
 Deferred revenue                                                                               333,333                     -
 Deferred rent                                                                                   96,191                95,973
                                                                                           ----------------------------------
Total current liabilities                                                                       778,668               662,951

Long-term portion deferred revenue                                                              333,334                     -
Long-term portion capital lease obligations                                                           -                25,088

Stockholders' equity:
 Convertible Preferred Stock, $.01 par value, 5,000,000 shares   authorized,
  80,076 and 91,064 shares issued and outstanding at   December 31, 2000 and
  1999, respectively - liquidation preference
  of $8,007,600 and $9,106,400 at December 31, 2000
  and December 31, 1999, respectively                                                         7,662,272             8,761,072


 Common stock, $.01 par value, 40,000,000 shares authorized,
  18,910,313 and 13,443,510 shares issued and outstanding at
  December 31, 2000 and 1999, respectively                                                      189,115               134,447
 Additional paid-in capital                                                                  32,163,017            28,403,077
 Deficit accumulated during development stage                                               (39,743,572)          (37,245,495)
                                                                                           ----------------------------------
Total stockholders' equity                                                                      270,832                53,101
                                                                                           ----------------------------------
                                                                                           $  1,382,834          $    741,140
                                                                                           ==================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                            Statement of Operations

                                                                                         For the period
                                                                                          July 6, 1988
                                                                                         (inception) to
                                                       Years ended December 31,            December 31,
                                                 2000            1999          1998            2000
                                             ----------------------------------------------------------
Revenues:
  Contract revenue                           $ 1,107,396    $     2,320    $    50,000     $  5,464,681
  Interest income, net                            79,087         39,343        134,978        1,199,359
  Product and other income                         3,012         54,304         70,846          687,329
                                             ----------------------------------------------------------
Total revenues                                 1,189,495         95,967        255,824        7,351,369

Expenses:
  Research and development                     2,321,974      2,799,147      4,167,144       27,076,055
  Selling, general and
   administrative                              1,365,598      1,554,351      1,726,883       16,070,501
                                             ----------------------------------------------------------
Total expenses                                 3,687,572      4,353,498      5,894,027       43,146,556
                                             ----------------------------------------------------------
Net loss                                      (2,498,077)    (4,257,531)    (5,638,203)     (35,795,187)

Undeclared and/or paid dividends on
 preferred stock                                 277,639        277,639      3,544,323        5,517,293
                                             ----------------------------------------------------------

Net loss applicable to common shareholders
                                             $(2,775,716)   $(4,535,170)   $(9,182,526)    $(41,312,480)
                                             ==========================================================

Net loss per common share - basic and
 diluted                                     $      (.16)   $      (.36)   $      (.88)
                                             =========================================

Shares used in computing net loss per
 common share - basic and diluted
                                              17,771,744     12,570,987     10,484,277
                                             =========================================

See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                      Statements of Stockholders' Equity

         For the period July 6, 1988 (inception) to December 31, 2000

                                                                                     Common stock            Preferred stock
                                                                              ----------------------------------------------------
                                                                                  Shares       Amount      Shares       Amount
                                                                              -----------------------------------------------------
 Issuance of common stock at $.01 per share for cash                              400,000        $ 4,000         -        $      -
 Issuance of common stock at $.62 per share for cash and receivables            1,116,245         11,162         -               -
 Receivables from sale of common stock                                                  -              -         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1988                                                    1,516,245         15,162         -               -
 Repayment of receivables from sale of common stock                                     -              -         -               -
 Issuance of common stock at $.62 per share                                       359,136          3,594         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1989                                                    1,875,381         18,756         -               -
 Exercise of common stock options at $.01 per share for cash                       60,000            600         -               -
 Issuance of common stock at $.68 per share for cash and compensation               5,000             50         -               -
 Common stock repurchased at $.01 per share for cash                              (25,000)          (250)        -               -
 Common stock issued at $.68 per share for cash and compensation                   25,000            250         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1990                                                    1,940,381         19,406         -               -
 Exercise of common stock options at $.68 per share for cash                        5,000             50         -               -
 Exercise of warrants for common stock                                            483,755          4,837         -               -
 Conversion of notes payable to common stock                                      339,230          3,391         -               -
 Conversion of notes payable to preferred stock                                         -              -   278,326           2,783
 Issuance of preferred stock at $2.00 per share for cash, net of
  issuance costs                                                                        -              -   400,000           4,000
 Issuance of warrants for cash                                                          -              -         -               -
 Issuance of warrants in connection with convertible notes payable                      -              -         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1991                                                    2,768,366         27,684   678,326           6,783
 Initial public offering at $6.50 per unit, net of issuance costs               1,667,500         16,676         -               -
 Conversion of Series B preferred stock into common stock in connection with
  initial public offering                                                         678,326          6,783  (678,326)         (6,783)

 Conversion of Series A preferred stock into common stock at 1.13342 per
  share                                                                           713,733          7,137         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1992                                                    5,827,925         58,280         -               -
 Exercise of common stock options at $.68 per share                                 3,000             30         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1993                                                    5,830,925         58,310         -               -
 Issuance of preferred stock at $100 per share for cash, net of
  issuance costs                                                                        -              -    21,600       2,073,925
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1994                                                    5,830,925         58,310    21,600       2,073,925
 Issuance of preferred stock at $100 per share for cash and cancellation of
  bridge loan,  net of issuance costs                                                   -              -    25,000       2,432,150
 Series C dividends paid in Series D preferred stock                                    -              -     2,539         253,875
 Interest paid in Series D preferred stock                                              -              -        48           4,795
 Exercise of common stock options at $.53 per share                                 2,000             20         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1995                                                    5,832,925        $58,330    49,187      $4,764,745


                                                                                        Deficit
                                                                     Additional       Accumulated                         Total
                                                                       paid-in           During         Receivables    Stockholders
                                                                       capital      development stage    from stock       equity
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock at $.01 per share for cash                     $        -        $         -     $       -    $     4,000
 Issuance of common stock at $.62 per share for cash and receivables        681,838                  -             -        693,000
 Receivables from sale of common stock                                            -                  -       (86,000)       (86,000)
 Net loss                                                                         -           (322,702)            -       (322,702)
                                                                      --------------------------------------------------------------
Balance at December 31, 1988                                                681,838           (322,702)      (86,000)       288,298
 Repayment of receivables from sale of common stock                               -                  -        86,000         86,000
 Issuance of common stock at $.62 per share                                 219,358                  -             -        222,952
 Net loss                                                                         -           (925,080)            -       (925,080)
                                                                      --------------------------------------------------------------
Balance at December 31, 1989                                                901,196         (1,247,782)            -       (327,830)
 Exercise of common stock options at $.01 per share for cash                      -                  -             -            600
 Issuance of common stock at $.68 per share for cash and compensation         3,350                  -             -          3,400
 Common stock repurchased at $.01 per share for cash                              -                  -             -           (250)
 Common stock issued at $.68 per share for cash and compensation             16,750                  -             -         17,000
 Net loss                                                                         -         (1,501,171)            -     (1,501,171)
                                                                      --------------------------------------------------------------
Balance at December 31, 1990                                                921,296         (2,748,953)            -     (1,808,251)
 Exercise of common stock options at $.68 per share for cash                  3,350                  -             -          3,400
 Exercise of warrants for common stock                                      295,493                  -             -        300,330
 Conversion of notes payable to common stock                                508,414                  -             -        511,805
 Conversion of notes payable to preferred stock                             553,869                  -             -        556,652
 Issuance of preferred stock at $2.00 per share for cash, net of
  issuance costs                                                            703,475                  -             -        707,475
 Issuance of warrants for cash                                                3,000                  -             -          3,000
 Issuance of warrants in connection with convertible notes payable           28,000                  -             -         28,000
 Net loss                                                                         -         (1,143,119)            -     (1,143,119)
                                                                      --------------------------------------------------------------
Balance at December 31, 1991                                              3,016,897         (3,892,072)            -       (840,708)
 Initial public offering at $6.50 per unit, net of issuance costs         8,911,024                  -             -      8,927,700
 Conversion of Series B preferred stock into common stock in connection
  with initial public offering                                                    -                  -             -              -
 Conversion of Series A preferred stock into common stock at 1.13342 per
  share                                                                   1,717,065                  -             -              -
  Net loss                                                                        -         (3,481,659)            -     (3,481,659)
                                                                      --------------------------------------------------------------
Balance at December 31, 1992                                             13,644,986         (7,373,731)            -      6,329,535
 Exercise of common stock options at $.68 per share                           2,010                  -             -          2,040
 Net loss                                                                         -         (3,245,436)            -     (3,245,436)
                                                                      --------------------------------------------------------------
Balance at December 31, 1993                                             13,646,996        (10,619,167)            -      3,086,139
 Issuance of preferred stock at $100 per share for cash, net of
  issuance costs                                                                  -                  -             -      2,073,925
 Net loss                                                                         -         (3,245,359)            -     (3,245,359)
                                                                      --------------------------------------------------------------
Balance at December 31, 1994                                             13,646,996        (13,864,526)            -      1,914,705
 Issuance of preferred stock at $100 per share for cash and cancellation
  of bridge loan,  net of issuance costs                                          -                  -             -      2,432,150
 Series C dividends paid in Series D preferred stock                              -           (253,875)            -              -
 Interest paid in Series D preferred stock                                        -                  -             -          4,795
 Exercise of common stock options at $.53 per share                           1,040                  -             -          1,060
 Net loss                                                                         -         (2,224,404)            -     (2,224,404)
                                                                      --------------------------------------------------------------
Balance at December 31, 1995                                            $13,648,036       $(16,342,805)            -    $ 2,128,306

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                      Statements of Stockholders' Equity

         For the period July 6, 1988 (inception) to December 31, 2000


                                                                                     Common stock           Preferred stock
                                                                              ------------------------------------------------
                                                                                  Shares       Amount     Shares      Amount
                                                                              ------------------------------------------------
 Exercise of common stock warrants at $1.25 per share                              932,960    $  9,330         -      $      -
 Exercise of common stock warrants at $2.50 per share, net of
  issuance costs                                                                   322,663       3,226         -             -
 Exercise of common stock warrants at $1.00 per share                               25,000         250         -             -
 Exercise of common stock options                                                  136,000       1,360         -             -
 Stock repurchases                                                                 (16,320)       (163)        -             -
 Net loss                                                                                -           -         -             -
                                                                              ------------------------------------------------
Balance at December 31, 1996                                                     7,233,228      72,333    49,187     4,764,745
 Issuance of common stock at $2.50 per share, net of issuance costs              1,904,000      19,040         -             -
 Exercise of common stock options                                                   28,000         280         -             -
 Issuance of common stock under stock purchase plan                                 15,036         151         -             -
 Conversion of Series D preferred stock into common stock                        1,032,537      10,325   (20,973)   (2,097,342)
 Series D dividends paid in common stock                                           207,921       2,079         -             -
 Net loss                                                                                -           -         -             -
                                                                              ------------------------------------------------
Balance at December 31, 1997                                                    10,420,722     104,208    28,214     2,667,403
 Issuance of common stock under stock purchase plan                                 36,715         368         -             -
 Exercise of common stock options                                                   12,000         120         -             -
 Issuance of common stock at $1.60 per share, net of issuance costs                 23,439         234         -             -
 Issuance of Series E preferred stock, net of issuance costs                             -           -    54,438     5,277,813
 Grant of stock to finder                                                           64,000         640         -             -
 Conversion of Series D and E preferred stock into common stock                    270,364       2,704    (3,450)     (344,990)
 Net Loss                                                                                -           -         -             -
                                                                              ------------------------------------------------
Balance at December 31, 1998                                                    10,827,240     108,274    79,202     7,600,226
 Issuance of common stock under stock purchase plan                                 19,429         194         -             -
 Issuance of common stock and warrants for services rendered and
  debt issued                                                                       16,941         180         -             -
 Issuance of Series G preferred stock, net of issuance costs                             -           -    21,000     2,074,596
 Conversion of Series E preferred stock into common stock                          731,000       7,310    (9,138)     (913,750)
 Exercise of common stock and Series E warrants at $.50 per share                1,848,900      18,489         -             -
 Net Loss and comprehensive loss                                                         -           -         -             -
                                                                              ------------------------------------------------
Balance at December 31, 1999                                                    13,443,510     134,447    91,064     8,761,072
 Issuance of common stock under stock purchase plan                                287,303       2,873         -             -
 Issuance of warrants and stock options for services rendered                            -           -         -             -
 Exercise of common stock options                                                   85,500         855         -             -
 Exercise of common stock warrants at $.50 per share                             4,215,000      42,150         -             -
 Conversion of Series E preferred stock into common stock                          879,000       8,790   (10,988)   (1,098,800)
 Net Loss and comprehensive loss                                                         -           -         -             -
                                                                              ------------------------------------------------
Balance at December 31, 2000                                                    18,910,313    $189,115    80,076   $ 7,662,272
                                                                              ================================================

                                                                                    Deficit
                                                                  Additional       Accumulated                             Total
                                                                    paid-in           During            Receivables     Stockholders
                                                                    capital       development stage     from stock         equity
------------------------------------------------------------------------------------------------------------------------------------
 Exercise of common stock warrants at $1.25 per share              $ 1,156,870        $          -         $   -       $ 1,166,200
 Exercise of common stock warrants at $2.50 per share, net of
  issuance costs                                                       779,413                   -             -           782,639
 Exercise of common stock warrants at $1.00 per share                   24,750                   -             -            25,000
 Exercise of common stock options                                       91,650                   -             -            93,010
 Stock repurchases                                                     (81,437)                  -             -           (81,600)
 Net loss                                                                    -          (2,864,432)            -        (2,864,432)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1996                                        15,619,282         (19,207,237)            -         1,249,123
 Issuance of common stock at $2.50 per share, net of issuance costs  4,601,322                   -             -         4,620,362
 Exercise of common stock options                                       20,200                   -             -            20,480
 Issuance of common stock under stock purchase plan                     29,950                   -             -            30,101
 Conversion of Series D preferred stock into common stock            2,087,017                   -             -                 -
 Series D dividends paid in common stock                               420,262            (422,341)            -                 -
 Net loss                                                                    -          (4,453,933)            -        (4,453,933)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1997                                        22,778,033         (24,083,511)            -         1,466,133
 Issuance of common stock under stock purchase plan                     38,010                   -             -            38,378
 Exercise of common stock options                                        7,920                   -             -             8,040
 Issuance of common stock at $1.60 per share, net of issuance costs     37,266                   -             -            37,500
 Issuance of Series E preferred stock, net of issuance costs         3,266,250          (3,266,250)            -         5,277,813
 Grant of stock to finder                                               79,360                   -             -            80,000
 Conversion of Series D and E preferred stock into common stock        342,286                   -             -                 -
 Net Loss                                                                    -          (5,638,203)            -        (5,638,203)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1998                                        26,549,125         (32,987,964)            -         1,269,661
 Issuance of common stock under stock purchase plan                     15,111                   -             -            15,305
 Issuance of common stock and warrants for services rendered and
  debt issued                                                           26,440                   -             -            26,620
 Issuance of Series G preferred stock, net of issuance costs                 -                   -             -         2,074,596
 Conversion of Series E preferred stock into common stock              906,440                   -             -                 -
 Exercise of common stock and Series E warrants at $.50 per share      905,961                   -             -           924,450
 Net Loss and comprehensive loss                                             -          (4,257,531)            -        (4,257,531)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1999                                        28,403,077         (37,245,495)            -            53,101
 Issuance of common stock under stock purchase plan                    186,096                   -             -           188,969
 Issuance of warrants and stock options for services rendered          345,244                   -             -           345,244
 Exercise of common stock options                                       73,240                   -             -            74,095
 Exercise of common stock warrants at $.50 per share                 2,065,350                   -             -         2,107,500
 Conversion of Series E preferred stock into common stock            1,090,010                   -             -                 -
 Net Loss and comprehensive loss                                             -          (2,498,077)            -        (2,498,077)
                                                                   ----------------------------------------------------------------
Balance at December 31, 2000                                       $32,163,017        $(39,743,572)        $   -      $    270,832
                                                                   ================================================================



See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Cash Flows


                                                                                                  For the period
                                                                                                   July 6, 1988
                                                                                                  (inception) to
                                                                   Years ended December 31,        December 31,
                                                             2000           1999           1998        2000
                                                   -------------------------------------------------------------

Operating activities
Net loss                                              $(2,498,077)   $(4,257,531)   $(5,638,203)    $(35,801,106)
Adjustments to reconcile net loss to net cash used
 for operating activities:
  Stock and warrants issued for services
     rendered and debt interest                           345,244         26,620         80,000          476,759
  Depreciation and amortization                           155,060        264,541        368,577        2,047,898
  Write-off of purchased technology                             -              -              -          503,500
  Changes in assets and liabilities:
   Deposits                                               (35,000)             -            440          (71,177)
   Notes receivable from officers                               -          1,000         12,000         (140,000)
   Other current assets                                    (5,914)        17,193         22,409          (55,180)
   Accounts payable                                      (178,951)      (129,481)        91,819          206,981
   Accrued employee benefits                              (14,678)       (83,514)        16,018           69,657
   Other accrued expenses                                  30,300         (4,456)       (19,577)          47,418
   Deferred revenue                                       666,667              -              -          666,667
   Deferred rent                                              218         35,305         60,668           96,191
                                                      ----------------------------------------------------------
Net cash used for operating activities                 (1,867,625)    (4,130,323)    (5,005,849)     (32,284,886)

Investing activities
Purchase of technology                                          -              -              -         (570,000)
Purchase of equipment and improvements                    (45,313)       (26,099)      (197,460)      (1,856,127)
Purchases of short-term investments                             -              -              -      (16,161,667)
Sales of short-term investments                                 -              -        974,817       16,161,667
                                                      ----------------------------------------------------------
Net cash provided by (used for) investing
 activities                                               (45,313)       (26,099)       777,357       (2,426,127)


Financing activities
Net proceeds from issuance of common stock              2,370,565        939,755         83,918       19,908,231

Net proceeds from issuance of preferred stock                   -      2,074,596      5,277,813       14,290,160

Net proceeds from convertible notes and detachable
 warrants                                                       -              -              -        1,068,457

Payments on capital lease obligations                     (79,593)       (85,385)       (75,112)        (263,682)
Payment on note payable                                         -       (150,000)             -         (242,750)
Proceeds from note payable                                      -        150,000              -          484,323
                                                      ----------------------------------------------------------
Net cash provided by financing activities               2,623,466      2,928,966      5,286,619       35,577,233

Net increase (decrease) in cash and cash
 equivalents                                              710,528     (1,227,456)     1,058,127          866,220

Cash and cash equivalents at beginning of the
 period                                                   155,692      1,383,148        325,021                -
                                                      ----------------------------------------------------------
Cash and cash equivalents at end of the period
                                                      $   866,220    $   155,692    $ 1,383,148     $    866,220
                                                      ==========================================================

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Cash Flows

                                                                                        July 6, 1988
                                                                                       (inception) to
                                                            Years ended December 31,     December 31,
                                                           2000      1999        1998       2000
                                                   --------------------------------------------------
Supplemental disclosures of cash flow information
Equipment purchased by capital leases                $        -   $     -    $        -      $  288,772
Interest paid                                             7,204    19,983        26,692         125,115
Imputed dividend on Series E stock                            -         -     3,266,250       3,266,250
Conversion of Series D preferred stock to common
 stock                                                        -         -        44,990       2,142,332

Conversion of Series E preferred stock to                     -         -             -               -
   common stock                                       1,098,800   913,750       300,000       2,312,550
Series D stock issued for Series C stock                      -         -             -       2,073,925
Series C dividends paid with Series D stock                   -         -             -         253,875
Series D dividends paid with common stock                     -         -             -         422,341


See accompanying notes.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements
                               December 31, 2000


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

Liquidity

As of December 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $866,000 as compared to $156,000 at December 31, 1999. As of December 31, 2000, the Company had working capital of $143,000 compared to $(458,000) at December 31, 1999.

The Company believes its available cash, cash equivalents and short-term investments would be sufficient to meet its anticipated capital requirements through March 2001. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 2001, the Company expects that the possible exercise of existing warrants could result in additional funds for continuing operations. Further, the Company is currently in discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, funding in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

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

Equipment and leasehold improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

                                                                             December 31,
                                                                       2000                1999
                                                                    --------------------------------
Laboratory equipment                                                 $ 1,672,135         $ 1,626,822
Office equipment                                                         175,128             175,128
Leasehold improvements                                                   297,635             297,635
                                                                    --------------------------------
                                                                       2,144,898           2,099,585
Less accumulated depreciation and amortization                        (1,894,641)         (1,739,580)
                                                                    --------------------------------
                                                                     $   250,257         $   360,005
                                                                    ================================

Research and Development Revenues and Expenses

Research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, the Company is not obligated to refund payments previously received. Milestone and license payments are recorded as revenue when received as they are not refundable and the Company has no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

1.  Organization and Significant Accounting Policies (continued)

Product revenue recognition

Sales are recognized upon shipment of products to customers.

Accounting Standard on Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no such indicators have been identified.

Stock Options

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with EITF 96-18 options issued to non-employees are recorded at their fair value and recognized over the related service period. The effects of using the fair value accounting method, as described in SFAS Statement No. 123 are described below in Note 2.

Net loss per common share

The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the statements of operations. Basic earnings per share are calculated based upon weighted-average number of outstanding common shares for the period. Diluted earnings per share are calculated based upon weighted-average number of outstanding common shares, plus the effect of dilutive stock options.

The net loss per common share for the years ended December 31, 2000, 1999 and 1998 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

1.  Organization and Significant Accounting Policies (continued)

common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2000, 1999 and 1998 has been adjusted for accumulated and/or paid dividends on the Preferred Stock.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company adopted this standard during 1998. For the years ended December 31, 2000, 1999 and 1998 the Company did not have any components of comprehensive income as defined in SFAS No. 130.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specified hedge accounting criteria are met. Management believes the adoption of SFAS No. 133 will not have an effect on the financial statements, as the Company does not engage in the activities covered by SFAS No. 133.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for upfront, non-refundable fees earned in connection with research collaboration agreements. It is the SEC's position that such fees should generally be recognized over the term of the agreement. The Company expects to

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

1.  Organization and Significant Accounting Policies (continued)

apply this accounting to its future collaborations. The Company believes its historical revenue recognition policy is in compliance with SAB 101.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 ("FIN44"), Accounting for Certain Transactions Involving Stock Compensation. The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of FIN 44 had no impact on the Company's financial position or results of operations.

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

2.  Stockholders' Equity

Convertible Preferred Stock

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Preferred Stock from several institutional and accredited individual investors. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Preferred Stock, for a total of $2,100,000. Each share of Series G Convertible Preferred Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share.

In April 1999, the Company received approximately $508,000 from the exercise of redeemable, publicly traded, warrants originally issued as part of PPTI's Initial Public

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

2.  Stockholders' Equity (continued)

Offering. Following the close of business on April 15, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the Company received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

In 1998, the Company raised approximately $5.4 million from the sale of 54,437 shares of the Company's Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company recorded a non-cash "imputed dividend" expense of $3,266,250 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments.

As of December 31, 2000, 19,125 shares of Series E Stock had been converted into 1,530,000 shares of the Company's common stock.

Each share of Series E Stock received two common stock warrants. One warrant is exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expired approximately 18 months after the close of the offering; the other warrant is exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expires approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share were issued as a finder and document review fee paid to a lead investor. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement.

In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock ("Series F Stock") in exchange for the same number

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

2.  Stockholders' Equity (continued)

of shares of outstanding Series D Convertible Preferred Stock ("Series D
Stock").

Each share Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company's Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock is convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock is redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if:
(a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference of $100 per share plus accumulated dividends.

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

Stock option plans

In September 1996 the Company established the Protein Polymer Technologies,
Inc.,

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

2.  Stockholders' Equity (continued)

Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Board may modify the Plan at any time. During 2000, a total of 287,303 shares were purchased under the Plan at prices ranging from $0.27 to $0.96. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. Such grants of options to purchase 5,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Board (or a designated committee of the Board) administers the 1996 Plan. At December 31, 2000, 165,000 options to purchase have been granted under the 1996 Plan.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. At December 31, 2000, options to purchase 643,000 shares of common stock were exercisable, and 311,500 shares were available for future grant.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000


2. Stockholders' Equity (continued)

expired as of March 17, 1999. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2000, options for 380,000 shares were exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants of the Company. At December 31, 2000, options for 115,000 shares were exercisable.

The following table summarizes the Company's stock option activity:

                                                               Years ended December 31,
                                 --------------------------------------------------------------------------------------
                                            2000                          1999                           1998
                                 -------------------------      -----------------------        ------------------------
                                                  Weighted                     Weighted                        Weighted
                                                  Average                      Average                         Average
                                                  Exercise                     Exercise                        Exercise
                                  Options          Price         Options         Price          Options          Price
                                 ---------        --------      ---------      --------        ---------       ---------
Outstanding - beginning
      of year                    1,998,000          $1.23       1,765,000         $1.51        1,540,600          $1.52

   Granted                         173,500          $1.07         548,500         $0.44          568,000          $0.99
   Exercised                       (85,500)         $0.87               -             -          (12,000)         $0.67
   Forfeited/Expired              (168,500)         $1.52        (315,500)        $1.40         (331,600)         $0.83
                                 ---------          -----       ---------         -----        ---------          -----

Outstanding - end of year        1,917,500          $1.22       1,998,000         $1.23        1,765,000          $1.51
                                 =========          =====       =========         =====        =========          =====
 Exercisable - end of year       1,298,000          $1.34       1,152,000         $1.37        1,093,600          $1.36
                                 =========          =====       =========         =====        ==========         =====

The exercise prices for options outstanding as of December 31, 2000 range from $0.88 to $1.31. The weighted average remaining contractual life of these options is approximately 6.56 years.


Statement 123 pro forma information

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

2.  Stockholders' Equity (continued)

value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model. The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 5.50% for 2000, 5.50% for 1999 and 6.00% for 1998; a volatility factor of the expected market price of the Company's common stock of 100% for 2000, 100% for 1999 and 89% for 1998; expected option lives of 10 years for 2000, 5 years for 1999, 5 years for 1998; and no dividend yields for all years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:

                                                   2000               1999                1998
                                                   ----               ----                ----
Net loss as reported                           $(2,775,716)        $(4,535,170)        $(9,182,526)
Net loss per share as reported                       (0.16)              (0.36)              (0.88)
Net loss pro forma                              (3,077,468)         (4,772,359)         (9,877,344)
Net loss per share pro forma                         (0.17)               (.38)               (.94)
Weighted average fair value per share
  of options granted during the year           $      0.95         $      0.34         $      0.87

The pro forma effect on net loss for 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

3.  Stockholder Protection Agreement

In 1997, the Board of Directors of the Company adopted a Stockholder Protection Agreement ("Rights Plan") that distributes Rights to stockholders of record as of

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

3.  Stockholder Protection Agreement (continued)

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

4.  Commitments

The Company leases its office and research facilities totaling 27,000 square feet under an operating lease, which expires in May 2005. The facilities lease is subject to an annual escalation provision based upon the Consumer Price Index. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)
                               December 31, 2000

4.  Commitments (continued)

Annual future minimum operating and capital lease payments are as follows:

                                                                                Obligations
                                                          Operating               Under
             Year ending December 31,                       Leases            Capital Leases
             ------------------------                     ----------          --------------
2001                                                      $  460,933               $ 25,651
2002                                                         461,782                      -
2003                                                         473,200                      -
2004                                                         487,396                      -
2005                                                         164,064                      -
Thereafter                                                         -                      -
                                                          ----------               --------
Total minimum operating and capital
  lease payments                                          $2,047,375                 25,651
                                                          ==========
Less amount representing interest                                                      (563)
                                                                                   --------
Present value of remaining minimum
  capital lease payments                                                             25,088
Less amount due in one year                                                         (25,088)
                                                                                   --------
Long-term portion of obligations under
  capital leases                                                                   $      -
                                                                                   ========

Cost and accumulated depreciation of equipment held under capital leases as of December 31, 2000 was $279,497 and $201,761, respectively. The carrying amount of the Company's obligations under its capital lease agreements approximate their fair value and the implicit interest rate approximates the Company's borrowing rate.

Rent expense was approximately $367,415, $417,000, $442,633, and $4,005,048 for
the years ended December 31, 2000, 1999 and 1998 and for the period July 6, 1988 (inception) through December 31, 2000, respectively.

5.  Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $32,300,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company had

                       Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements
                               December 31, 2000

5.  Income Taxes (continued)

California net operating loss carryforwards of approximately $11,900,000. The California tax loss carryforwards continue to expire ($1,012,000 expired in 2000). The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, the required 50% limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $1,162,000 and $547,000, respectively, which will begin expiring in 2004 unless previously utilized.

As a result of an ownership change that occurred in January 1992, approximately $2,700,000 of the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. However, the Company believes that such limitations will not have a material impact upon the utilization of the carryforwards.

Significant components of the Company's deferred tax assets as of December 31, 2000 are shown below. A valuation allowance of $13,943,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.



                                                                        2000                1999
                                                                    --------------------------------
Deferred tax assets:
 Net operating loss carryforwards                                   $ 11,990,000        $ 11,410,000
 Research and development credits                                      1,517,000           1,354,000
 Other, net                                                              436,000             103,000
                                                                    --------------------------------
 Total deferred tax assets                                            13,943,000          12,867,000
Valuation allowance for deferred tax assets                          (13,943,000)        (12,867,000)
                                                                    --------------------------------
Net deferred tax assets                                             $          -        $          -
                                                                    ================================

6.  Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2000, the Company had not made a contribution to the Savings Plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                    PART III


     Items 9, 10, 11 and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 2001.


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

     10.27 (15)     License and Development Agreement dated as of January 26,
                    2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.

     10.28 (15)     Supply Agreement dated as of January 26, 2000 between the
                    Company and Femcare Urology Limited.

     10.29 (15)     Escrow Agreement dated as of January 26, 2000 between the
                    Company and Femcare Urology Limited.

     10.30 (15)     Employment Agreement, dated as of February 17, 2000, between the Company and J. Thomas Parmeter.

     10.31 (15)     Employment Agreement, dated as of February 17, 2000, between the Company and John E. Flowers.

     10.32 (15)     Employment Agreement, dated as of February 17, 2000, between the Company and Joseph Cappello.

     10.33 (15)     Employment Agreement, dated as of February 17, 2000, between the Company and Franco A. Ferrari.

     10.34 (15)     License Agreement dated as of February 18, 2000 between the
                    Company and Sanyo Chemical Industries, Ltd.

     10.35 License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.

     10.36 Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.

     23.1           Consent of Ernst & Young LLP, Independent Auditors

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

  (14) Incorporated by reference to Registrant's Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999.

  (15) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on March 24, 2000.

(b)       Reports on Form 8-K.

          On February 3, 2000, the Company filed a Current Report on Form 8-K with the Commission. In Item 5 of the Report, the Company reported the establishment of a strategic partnership with Femcare, Ltd., including the execution of a License and Development Agreement, a Supply Agreement, and an Escrow Agreement which in combination granted Femcare Ltd. the exclusive right to commercialize the Company's urethral bulking agents in Europe and Australia.

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PROTEIN POLYMER TECHNOLOGIES, INC.


February 21, 2001         By  /S/  J. THOMAS PARMETER
                              -----------------------
                                 J. Thomas Parmeter
                                 Chairman of the Board, Chief
                                 Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Capacity                        Date
---------                --------                        ----

/S/  J. THOMAS PARMETER  Chairman of the Board, Chief        February 21, 2001
-----------------------  Executive Officer, President
J. Thomas Parmeter


/S/  JANIS Y. NEVES      Director of Finance, Controller,    February 21, 2001
-------------------      and Assistant Secretary
Janis Y. Neves


/S/  RICHARD ADELSON     Director                            February 21, 2001
--------------------
Richard Adelson


/S/  PATRICIA J. CORNELL Director                            February 21, 2001
------------------------
Patricia J. Cornell


/S/  EDWARD E. DAVID     Director                            February 21, 2001
---------------------
Edward E. David, Ph.D.


/S/  PHILIP J. DAVIS     Director                            February 21, 2001
--------------------
Philip J. Davis


/S/  EDWARD J. HARTNETT  Director                            February 21, 2001
-----------------------
Edward J. Hartnett


/S/  J. PAUL JONES       Director                            February 21, 2001
------------------
J. Paul Jones, Ph.D.

/S/  KERRY L. KUHN       Director                            February 21, 2001
------------------
Kerry L. Kuhn, M.D.


/S/  GEORGE R. WALKER    Director                            February 21, 2001
---------------------
George R. Walker