Form 10KSB/A
period 2000-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2001-02-23
CIK 858155

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended December 31, 2000
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _________________


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

Transitional Small Business Disclosure Format:  Yes ___  No  X
                                                            ---

================================================================================

Item 7.        Financial Statements

   Due to clerical errors in the financial statements, the Registrant hereby amends Item 7 of Form 10-KSB, filed with the Commission on February 22, 2001, to read in its entirety as set forth herein.

   Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):

       Description                                                                 Page
       -----------                                                                 ----
       Report of Ernst & Young LLP, Independent Auditors........................   F-2

       Balance Sheets at December 31, 2000 and 1999.............................   F-3

       Statements of Operations for the years ended December 31, 2000, 1999
          and 1998 and the period July 6, 1988 (inception) to December 31, 2000.   F-4

       Statements of Stockholders Equity for the period July 6, 1988 (inception)
          to December 31, 2000..................................................   F-5

       Statements of Cash Flows for the years ended December 31, 2000, 1999
          and 1998 and the period July 6, 1988 (inception) to December 31, 2000.   F-7

       Notes to Financial Statements............................................   F-9

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

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                      Statements of Stockholders' Equity

         For the period July 6, 1988 (inception) to December 31, 2000

                                                                                     Common stock            Preferred stock
                                                                              ----------------------------------------------------
                                                                                  Shares       Amount      Shares       Amount
                                                                              -----------------------------------------------------
 Issuance of common stock at $.01 per share for cash                              400,000        $ 4,000         -        $      -
 Issuance of common stock at $.62 per share for cash and receivables            1,116,245         11,162         -               -
 Receivables from sale of common stock                                                  -              -         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1988                                                    1,516,245         15,162         -               -
 Repayment of receivables from sale of common stock                                     -              -         -               -
 Issuance of common stock at $.62 per share                                       359,136          3,594         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1989                                                    1,875,381         18,756         -               -
 Exercise of common stock options at $.01 per share for cash                       60,000            600         -               -
 Issuance of common stock at $.68 per share for cash and compensation               5,000             50         -               -
 Common stock repurchased at $.01 per share for cash                              (25,000)          (250)        -               -
 Common stock issued at $.68 per share for cash and compensation                   25,000            250         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1990                                                    1,940,381         19,406         -               -
 Exercise of common stock options at $.68 per share for cash                        5,000             50         -               -
 Exercise of warrants for common stock                                            483,755          4,837         -               -
 Conversion of notes payable to common stock                                      339,230          3,391         -               -
 Conversion of notes payable to preferred stock                                         -              -   278,326           2,783
 Issuance of preferred stock at $2.00 per share for cash, net of
  issuance costs                                                                        -              -   400,000           4,000
 Issuance of warrants for cash                                                          -              -         -               -
 Issuance of warrants in connection with convertible notes payable                      -              -         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1991                                                    2,768,366         27,684   678,326           6,783
 Initial public offering at $6.50 per unit, net of issuance costs               1,667,500         16,676         -               -
 Conversion of Series B preferred stock into common stock in connection with
  initial public offering                                                         678,326          6,783  (678,326)         (6,783)

 Conversion of Series A preferred stock into common stock at $ 1.13342 per
  share                                                                           713,733          7,137         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1992                                                    5,827,925         58,280         -               -
 Exercise of common stock options at $.68 per share                                 3,000             30         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1993                                                    5,830,925         58,310         -               -
 Issuance of preferred stock at $100 per share for cash, net of
  issuance costs                                                                        -              -    21,600       2,073,925
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1994                                                    5,830,925         58,310    21,600       2,073,925
 Issuance of preferred stock at $100 per share for cash and cancellation of
  bridge loan,  net of issuance costs                                                   -              -    25,000       2,432,150
 Series C dividends paid in Series D preferred stock                                    -              -     2,539         253,875
 Interest paid in Series D preferred stock                                              -              -        48           4,795
 Exercise of common stock options at $.53 per share                                 2,000             20         -               -
 Net loss                                                                               -              -         -               -
                                                                              -----------------------------------------------------
Balance at December 31, 1995                                                    5,832,925        $58,330    49,187      $4,764,745


                                                                                        Deficit
                                                                     Additional       Accumulated                         Total
                                                                       paid-in           During         Receivables    Stockholders
                                                                       capital      development stage    from stock       equity
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock at $.01 per share for cash                     $        -        $         -     $       -    $     4,000
 Issuance of common stock at $.62 per share for cash and receivables        681,838                  -             -        693,000
 Receivables from sale of common stock                                            -                  -       (86,000)       (86,000)
 Net loss                                                                         -           (322,702)            -       (322,702)
                                                                      --------------------------------------------------------------
Balance at December 31, 1988                                                681,838           (322,702)      (86,000)       288,298
 Repayment of receivables from sale of common stock                               -                  -        86,000         86,000
 Issuance of common stock at $.62 per share                                 219,358                  -             -        222,952
 Net loss                                                                         -           (925,080)            -       (925,080)
                                                                      --------------------------------------------------------------
Balance at December 31, 1989                                                901,196         (1,247,782)            -       (327,830)
 Exercise of common stock options at $.01 per share for cash                      -                  -             -            600
 Issuance of common stock at $.68 per share for cash and compensation         3,350                  -             -          3,400
 Common stock repurchased at $.01 per share for cash                              -                  -             -           (250)
 Common stock issued at $.68 per share for cash and compensation             16,750                  -             -         17,000
 Net loss                                                                         -         (1,501,171)            -     (1,501,171)
                                                                      --------------------------------------------------------------
Balance at December 31, 1990                                                921,296         (2,748,953)            -     (1,808,251)
 Exercise of common stock options at $.68 per share for cash                  3,350                  -             -          3,400
 Exercise of warrants for common stock                                      295,493                  -             -        300,330
 Conversion of notes payable to common stock                                508,414                  -             -        511,805
 Conversion of notes payable to preferred stock                             553,869                  -             -        556,652
 Issuance of preferred stock at $2.00 per share for cash, net of
  issuance costs                                                            703,475                  -             -        707,475
 Issuance of warrants for cash                                                3,000                  -             -          3,000
 Issuance of warrants in connection with convertible notes payable           28,000                  -             -         28,000
 Net loss                                                                         -         (1,143,119)            -     (1,143,119)
                                                                      --------------------------------------------------------------
Balance at December 31, 1991                                              3,016,897         (3,892,072)            -       (840,708)
 Initial public offering at $6.50 per unit, net of issuance costs         8,911,024                  -             -      8,927,700
 Conversion of Series B preferred stock into common stock in connection
  with initial public offering                                                    -                  -             -              -
 Conversion of Series A preferred stock into common stock at $1.13342
  per share                                                               1,717,065                  -             -      1,724,202
  Net loss                                                                        -         (3,481,659)            -     (3,481,659)
                                                                      --------------------------------------------------------------
Balance at December 31, 1992                                             13,644,986         (7,373,731)            -      6,329,535
 Exercise of common stock options at $.68 per share                           2,010                  -             -          2,040
 Net loss                                                                         -         (3,245,436)            -     (3,245,436)
                                                                      --------------------------------------------------------------
Balance at December 31, 1993                                             13,646,996        (10,619,167)            -      3,086,139
 Issuance of preferred stock at $100 per share for cash, net of
  issuance costs                                                                  -                  -             -      2,073,925
 Net loss                                                                         -         (3,245,359)            -     (3,245,359)
                                                                      --------------------------------------------------------------
Balance at December 31, 1994                                             13,646,996        (13,864,526)            -      1,914,705
 Issuance of preferred stock at $100 per share for cash and cancellation
  of bridge loan,  net of issuance costs                                          -                  -             -      2,432,150
 Series C dividends paid in Series D preferred stock                              -           (253,875)            -              -
 Interest paid in Series D preferred stock                                        -                  -             -          4,795
 Exercise of common stock options at $.53 per share                           1,040                  -             -          1,060
 Net loss                                                                         -         (2,224,404)            -     (2,224,404)
                                                                      --------------------------------------------------------------
Balance at December 31, 1995                                            $13,648,036       $(16,342,805)            -    $ 2,128,306

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

                      Protein Polymer Technologies, Inc.
                         (A Development Stage Company)

                           Statements of Cash Flows


                                                                                                  For the period
                                                                                                   July 6, 1988
                                                                                                  (inception) to
                                                                   Years ended December 31,        December 31,
                                                             2000           1999           1998        2000
                                                   -------------------------------------------------------------

Operating activities
Net loss                                              $(2,498,077)   $(4,257,531)   $(5,638,203)    $(35,801,106)
Adjustments to reconcile net loss to net cash used
 for operating activities:
  Stock and warrants issued for services
     rendered and debt interest                           345,244         26,620         80,000          476,759
  Depreciation and amortization                           155,060        264,541        368,577        2,047,898
  Write-off of purchased technology                             -              -              -          503,500
  Changes in assets and liabilities:
   Deposits                                               (35,000)             -            440          (71,177)
   Notes receivable from officers                               -          1,000         12,000         (140,000)
   Other current assets                                    (5,914)        17,193         22,409          (55,180)
   Accounts payable                                      (178,951)      (129,481)        91,819          206,981
   Accrued employee benefits                              (14,678)       (83,514)        16,018           69,657
   Other accrued expenses                                  30,300         (4,456)       (19,577)          47,418
   Deferred revenue                                       666,667              -              -          666,667
   Deferred rent                                              218         35,305         60,668           96,191
                                                      ----------------------------------------------------------
Net cash used for operating activities                 (1,535,131)    (4,130,323)    (5,005,849)     (31,952,392)

Investing activities
Purchase of technology                                          -              -              -         (570,000)
Purchase of equipment and improvements                    (45,313)       (26,099)      (197,460)      (1,856,127)
Purchases of short-term investments                             -              -              -      (16,161,667)
Sales of short-term investments                                 -              -        974,817       16,161,667
                                                      ----------------------------------------------------------
Net cash provided by (used for) investing
 activities                                               (45,313)       (26,099)       777,357       (2,426,127)


Financing activities
Net proceeds from issuance of common stock              2,370,565        939,755         83,918       19,908,231

Net proceeds from issuance of preferred stock                   -      2,074,596      5,277,813       14,290,160

Net proceeds from convertible notes and detachable
 warrants                                                       -              -              -        1,068,457

Payments on capital lease obligations                     (79,593)       (85,385)       (75,112)        (263,682)
Payment on note payable                                         -       (150,000)             -         (242,750)
Proceeds from note payable                                      -        150,000              -          484,323
                                                      ----------------------------------------------------------
Net cash provided by financing activities               2,290,972      2,928,966      5,286,619       35,244,739

Net increase (decrease) in cash and cash
 equivalents                                              710,528     (1,227,456)     1,058,127          866,220

Cash and cash equivalents at beginning of the
 period                                                   155,692      1,383,148        325,021                -
                                                      ----------------------------------------------------------
Cash and cash equivalents at end of the period
                                                      $   866,220    $   155,692    $ 1,383,148     $    866,220
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

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                              PROTEIN POLYMER TECHNOLOGIES, INC.


February 22, 2001         By  /s/ J. Thomas Parmeter
                              ----------------------------------
                                  J. Thomas Parmeter
                                  Chairman of the Board, Chief
                                  Executive Officer, President