Form 10QSB
period 2001-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2001-05-14
CIK 858155

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of May 10, 2001, 21,569,313
shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    No  X
                                                                 ---    ---

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX



                                                                                                     Page No.
                                                                                                     --------

  PART I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements (unaudited)

     Condensed Balance Sheets -
      March 31, 2001 and December 31, 2000......................................................        3

     Condensed Statements of Operations -
      For the Three Months ended March 31, 2001 and 2000
      and the period July 6, 1988 (inception) to March 31, 2001.................................        4

     Condensed Statements of Cash Flows -
      For the Three Months ended March 31, 2001 and 2000
      and the period July 6, 1988 (inception) to March 31, 2001.................................        5

      Notes to Condensed Financial Statements...................................................        7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......................................        9

  PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.....................................................       15

           Signature............................................................................       16

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                            Condensed Balance Sheets

                                                                           March 31,        December 31,
                                                                             2001              2000
                                                                     ------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                 $  2,021,899      $    866,220
 Other current assets                                                            54,022            55,180
                                                                           ------------------------------
Total current assets                                                          2,075,921           921,400

 Deposits                                                                        73,977            71,177
 Notes receivable from officers                                                 140,000           140,000
 Equipment and leasehold improvements, net                                      215,790           250,257
                                                                           ------------------------------

                                                                           $  2,505,688      $  1,382,834
                                                                           ==============================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                          $    244,880      $    206,981
 Notes payable                                                                  800,000                 -
 Accrued employee benefits                                                       86,847            69,657
 Other accrued expenses                                                          37,733            47,418
 Current portion capital lease obligations                                        4,117            25,088
 Deferred revenue                                                               333,333           333,333
 Deferred rent                                                                   98,440            96,191
                                                                           ------------------------------
Total current liabilities                                                     1,605,350           778,668
Long-term portion deferred revenue                                              250,000           333,334
Long-term portion capital lease obligations                                           -                 -

Stockholders' equity:
 Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 80,076 shares issued and outstanding at March 31,
  2001 and December 31, 2000 - liquidation preference of
  $8,007,600 at March 31, 2001 and December 31, 2000                          7,662,272         7,662,272
 Common stock, $.01 par value, 40,000,000 shares authorized,
  21,409,313 and 18,910,313 shares issued and outstanding at
  March 31, 2001 and December 31, 2000, respectively                            214,105           189,115
 Additional paid-in capital                                                  33,388,647        32,163,017
 Deficit accumulated during development stage                               (40,614,686)      (39,743,572)
                                                                           ------------------------------
Total stockholders' equity                                                      650,338           270,832
                                                                           ------------------------------
                                                                           $  2,505,688      $  1,382,834
                                                                           ==============================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                       Condensed Statements of Operations
                                  (unaudited)


                                                                                         For the period
                                                                                          July 6, 1988
                                                          Three months ended             (inception) to
                                                              March 31,                     March 31,
                                                         2001                2000              2001
                                              ----------------------------------------------------------
Revenues:
 Contract and licensing revenue                       $    83,333         $   386,574       $  5,548,014
 Interest income                                            8,230              13,809          1,207,589
 Product and other income                                      38               2,866            687,367
                                                      --------------------------------------------------
Total revenues                                             91,601             403,249          7,442,970

Expenses:
 Research and development                                 604,902             554,187         27,680,957
 Selling, general and administrative                      357,813             327,532         16,428,314
                                                      --------------------------------------------------
Total expenses                                            962,715             881,719         44,109,271
                                                      --------------------------------------------------
Net loss                                                 (871,114)           (478,470)       (36,666,301)

Undeclared dividends on preferred stock                    68,459              69,220          5,585,752
                                                      --------------------------------------------------

Net loss applicable to common shareholders            $  (939,573)        $  (547,690)      $(42,252,053)
                                                      ==================================================

Net loss per common share - basic and diluted         $     (0.05)        $     (0.04)
                                                      ===============================
Shares used in computing net loss per common
 share - basic and diluted                             18,914,202          15,320,744
                                                      ===============================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                  (unaudited)


                                                                                       For the period
                                                                                        July 6, 1988
                                                         Three months ended            (inception) to
                                                             March 31,                    March 31,
                                                        2001               2000             2001
                                              --------------------------------------------------------
Operating activities
Net loss                                               $(871,114)         $(478,470)      $(36,672,220)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Stock issued for compensation and interest                   -                  -            476,759
  Depreciation and amortization                           34,467             43,963          2,082,365
  Write-off of purchased technology                            -                  -            503,500
  Changes in assets and liabilities:
   Deposits                                               (2,800)                 -            (73,977)
   Notes receivable from officers                              -                  -           (140,000)
   Other current assets                                    1,158           (545,093)           (54,022)
   Accounts payable                                       37,899            (95,890)           244,880
   Accrued employee benefits                              17,190            (23,693)            86,847
   Other accrued expenses                                 (9,685)            44,660             37,733
   Deferred revenue                                      (83,334)           916,667            583,333
   Deferred rent                                           2,249              6,780             98,440
                                                    --------------------------------------------------
Net cash used for operating activities                  (873,970)          (131,076)       (32,826,362)
Investing activities
Purchase of technology                                         -                  -           (570,000)
Purchase of equipment and improvements                         -            (23,951)        (1,856,127)
Purchases of short-term investments                            -                  -        (16,161,667)
Sales of short-term investments                                -                  -         16,161,667
                                                    --------------------------------------------------
Net cash used for investing activities
                                                       $       -          $ (23,951)      $ (2,426,127)
                                                    --------------------------------------------------


                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)


                                                                                    For the period
                                                                                     July 6, 1988
                                                      Three months ended            (inception) to
                                                          March 31,                    March 31,
                                                   2001               2000               2001
                                             ------------------------------------------------------
Financing activities
Net proceeds from exercise of options and
 warrants, and sale of common stock                $1,250,620         $2,173,299        $21,158,851
Net proceeds from issuance of preferred
 stock                                                      -                  -         14,290,160
Net proceeds from convertible notes and
 detachable warrants                                        -                  -          1,068,457
Payments on capital lease obligations                 (20,971)           (20,071)          (284,653)
Payment on notes payable                                    -                  -           (242,750)
Proceeds from note payable                            800,000                  -          1,284,323
                                             ------------------------------------------------------
Net cash provided by financing activities           2,029,649          2,153,228         37,274,388
                                             ------------------------------------------------------
Net increase in cash and cash equivalents           1,155,679          1,998,201          2,021,899
Cash and cash equivalents at beginning of
 period                                               866,220            155,692                  -
                                             ------------------------------------------------------

Cash and cash equivalents at end of period         $2,021,899         $2,153,893        $ 2,021,899
                                             ======================================================

Supplemental disclosures of cash flow
 information
Equipment purchased by capital leases              $        -          $       -        $   288,772
Interest paid                                             449              2,731            125,564
Imputed dividend on Series E stock                          -                  -          3,266,250
Conversion of Series D preferred stock to
 common stock                                               -                  -          2,142,332
Conversion of Series E preferred stock to
 common stock                                               -            698,800          2,312,550
Series D stock issued for Series C stock                    -                  -          2,073,925
Series C dividends paid with Series D stock                 -                  -            253,875
Series D dividends paid with common stock                   -                  -            422,341


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)



  1.  Basis of Presentation

  The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

  Both the basic and diluted loss per share for the three months ended March 31, 2001 and 2000 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

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

  6.  Exercise and Exchange of Series G Warrants

  During March 2001, certain holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were due to expire in February, 2001, but which had been extended by the Board of Directors until February 2002. The original exercise price was $1.50 per share. As an inducement to exercise the warrant early, the Company offered to reduce the exercise price to $0.50 and offer each holder a new one year warrant for a similar number of shares at an exercise price of $1.00 per share. As a result the Company raised $1,246,000 (less expenses). The newly issued warrants will expire on the last day of February 2002.

  7. Convertible Notes

  During March 2001, the Company issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes bear an interest rate of 7% and both principal and interest are convertible into stock, either a Series H Preferred at a common equivalent price of not less than $0.50 nor greater then $2.00 per share, or if the Company fails to close a Series H Preferred Stock before August 31, 2001, then into common stock at a price of $0.50 per share.

  8.  Liquidity

  The Company believes its existing available cash and cash equivalents as of March 31, 2001, plus contractual amounts receivable, is sufficient to meet its anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, clinical trials, and product marketing activities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products.

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

  General Overview

  Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair, augmentation, and regeneration of tissue: surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; drug delivery formulations; and surgical adhesion barriers. We have been unprofitable to date, and as of March 31, 2001 had an accumulated deficit of $40,614,686.

  Protein polymers are synthetic proteins created "from scratch" through chemical DNA (gene) synthesis, and produced in quantity by traditional large-scale microbial fermentation methods. As a result, protein polymers contain no human or animal components that could potentially transmit or cause disease. Due to their synthetic design, protein polymers are capable of combining the biological functionality of natural proteins with the chemical functionality and exceptional physical properties of synthetic polymers. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

  Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. We currently are devoting the majority of our resources to the development and registration of these products.

  Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor

  International for the use of our biomaterials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive development payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we have joined with Windamere Venture Partners to establish a new company, Spine Wave, Inc., that will provide us with both near term research and development support and eventually royalties on the sale of licensed products. Except for the industrial products, we have retained manufacturing rights.

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

  In January 2000, we established a strategic alliance with Femcare, Ltd. ("Femcare") for the commercialization of the incontinence product in Europe and Australia. In the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within these territories, and we are responsible for product manufacturing. In April 2001, Femcare received approval from the United Kingdom Medical Device Authority to begin clinical testing of the incontinence product with trials at several UK sites this summer. Contingent on successful clinical trials, commercialization of the product in Europe is expected to begin more than a year before approval for marketing the product in the United States could be obtained.

  The soft tissue augmentation materials and technology underlying the incontinence product have the potential to be effective and desirable in a number of other clinical applications. In November 2000, the FDA approved our IDE to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We initiated our pilot clinical study for this application in April 2001.

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

  In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. Based on Protein Polymer's proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain.

  As a result of the agreements we executed, Spine Wave has acquired a license to Protein Polymer's technology for use in spinal and other defined orthopedic applications. We received approximately 33% of the founding stock in Spine Wave and will receive royalties on the sale or sublicensing of licensed products. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for preclinical and clinical testing, and ultimately for commercial sale. If unable to meet the requirements for product delivery, we agreed to make the manufacturing methods and materials available to Spine Wave as specified in a separate Escrow agreement. Spine Wave will be responsible for product development, clinical testing, regulatory approvals, and commercialization. We will be represented on the Spine Wave Board of Directors, and have agreed to support the election of other Directors nominated by Spine Wave.

  Low back pain is the leading cause for healthcare expenditures in the United States and the fastest growing major segment of the orthopedic industry with a current market of $2.1 billion in revenues and a growth rate of more than 25% annually, according to a February 2000 Viscogliosi Bros., LLC, Spine Industry Analysis Series report. The leading surgical treatments for spine include spinal fusions, discectomies, and laminectomies, but we expect the market for disc replacement and nucleus repair to grow more rapidly than other treatments as new products are approved over the next five years. Within the overall spine market, we estimate that the potential market for treatment or replacement of spinal discs will surpass $1 billion by 2007.

  In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. As a result of the agreement, Genencor can use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields. We retain all rights to the technology for use in medical products. In return for the licensed rights, Genencor paid to us an up-front license fee of $750,000, and will pay royalties on the sale of products commercialized by Genencor under the agreement, if any. In addition, we may receive up to $5 million in milestone payments associated with the achievement of various product development milestones. We may provide certain funded research and development services to Genencor if negotiated in a separate agreement at a later date. Genencor received warrants to acquire up to $1 million of our common stock.

  To the extent sufficient resources are available, the Company continues to research the use of its protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

  The Company's strategy with most of its programs is to enter into collaborative development agreements with product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for the next several years.

  We are aggressively pursuing domestic and international patent protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 20 patents to us. In addition, we have filed corresponding patent applications in other relevant commercial jurisdictions.

  During March 2001, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in February, 2001, but which had been extended by the Board of Directors until February 2002. The original exercise price was $1.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.50 and offer each holder a new one year warrant for a similar number of shares at an exercise price of $1.00 per share. As a result we raised $1,246,000 (less expenses). The newly issued warrants will expire on the last day of February 2002.

  During March 2001, we issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes bear an interest rate of 7% and both principal and interest are convertible into stock, either a Series H Preferred at a common equivalent price of not less than $0.50 nor greater then $2.00 per share, or if we fail to close a Series H Preferred Stock before August 31, 2001, then into common stock at a price of $0.50 per share.

  As of March 31, 2001, we had cash and cash equivalents totaling $2,022,000. We believe our available cash and cash equivalents and future contractual research and development payments will be sufficient to meet our anticipated capital requirements through January 2002. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

  Results of Operations

  We received $83,000 in contract and licensing revenue for the three months ended March 31, 2001 as compared to $387,000 for the three months ended March 31, 2000. The contract and licensing revenue primarily represents the amortized portion of an up front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our incontinence product in Europe and Australia. The decrease in contract and licensing revenue primarily reflects the one-time payment in 2000 from Sanyo Chemical Industries Ltd. for the comprehensive license to our in vitro cell culture business and existing product inventory.

  Interest income was $8,000 for the three months ended March 31, 2001 versus $14,000 for the same period in 2000.

  Research and development expenses for the three months ended March 31, 2001 were $605,000, compared to $554,000 for the same period in 2000, an 11% increase. The increase was primarily attributable to our soft tissue augmentation program, including clinical testing and regulatory expenses for both the incontinence and the dermal products. We expect, in general, that our research and development, human clinical testing, and manufacturing expenses will increase over time if our incontinence products and other products in development successfully progress and additional capital is obtained.

  Selling, general and administrative expenses for the three months ended March 31, 2001 were $358,000, as compared to $328,000 for the same period in 2000, a 9% increase. This increase was due to increases in legal and other professional services primarily related to Securities and Exchange Commission filings and investor relations expenses. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

  For the three months ended March 31, 2001, we recorded a net loss applicable to common shareholders of $940,000, or $0.05 per share compared to a loss of $548,000, or $0.04 per share for the same period in 2000. Also included in each of the three month periods of 2001 and 2000 was $68,000 and $69,000 respectively for undeclared dividends related to the Company's preferred stock.

  In general, there can be significant fluctuation in revenue from quarter to quarter due to variability in outside contract and licensing payments. In general, we expect to incur increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in our soft tissue augmentation program's development, manufacturing and business development activities. Our results depend on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, preclinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors.

  To date we believe that inflation and changing prices have not had a material effect on our continuing operations. However, the sharp rise in utility costs may have an impact in the future

  Liquidity and Capital Resources

  As of March 31, 2001, we had cash and cash equivalents of $2,022,000 as compared to $866,000 at December 31, 2000. As of March 31, 2001, we had working capital of $471,000 as compared to $143,000 at December 31, 2000. The difference is due primarily to the receipt in March, 2001 of $1,246,000 from the exercise of common stock warrants granted in association with the Series G Convertible Preferred Stock, and from the issuance of convertible notes.

  We had no long-term debt obligations as of March 31, 2001 or as of December 31, 2000. For the three months ending March 31, 2001, we had no expenditures for capital equipment and leasehold improvements, compared to $24,000 for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

  We believe our existing available cash and cash equivalents, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. We are currently in discussions at various stages with several potential collaborative partners that, based on the results of various in vitro and in vivo product performance evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

                          PART II.  OTHER INFORMATION



  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits:

     Exhibit
     Number  Description
     ------  -----------

     None.


  b. Reports on Form 8-K

     The Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2001.

                                   SIGNATURE


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEIN POLYMER TECHNOLOGIES, INC.



  Date:  May 14, 2001       By  /s/  J. Thomas Parmeter
         ------------           -------------------------------
                                 J. Thomas Parmeter
                                 Chairman of the Board, Chief
                                 Executive Officer, President


  Date:  May 14, 2001       By  /s/  Janis Y. Neves
         ------------           -------------------
                                 Janis Y. Neves
                                 Director of Finance, Controller
                                 and Assistant Secretary