Form 10QSB
period 2001-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2001-08-13
CIK 858155

================================================================================



                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________ to__________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No_______
                                                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2001, 21,571,994 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes_____  No  X
                                                                          ---


================================================================================

                      PROTEIN POLYMER TECHNOLOGIES, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                                                      Page No.
                                                                                                      --------

     PART I.  FINANCIAL INFORMATION

     Item 1.       Financial Statements (unaudited)

           Condensed Balance Sheets -
              June 30, 2001 and December 31, 2000...................................................      3

           Condensed Statements of Operations -
              For the Three Months and Six Months ended June 30, 2001 and 2000
                and the period July 6, 1988 (inception) to June 30, 2001............................      4

           Condensed Statements of Cash Flows -
             For the Six Months ended June 30, 2001 and 2000 and the period July 6, 1988 (inception)
              to June 30, 2001......................................................................      5

           Notes to Condensed Financial Statements..................................................      7

     Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.................................      9


     PART II.  OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K.................................................     13

                   Signature .......................................................................     14

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                             June 30,        December 31,
                                                                               2001             2000
                                                                         --------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                 $  1,113,974      $    866,220
 Other current assets                                                            58,078            55,180
                                                                           ------------------------------
Total current assets                                                          1,172,052           921,400

 Deposits                                                                        73,977            71,177
 Notes receivable from officers                                                 140,000           140,000
 Equipment and leasehold improvements, net                                      223,464           250,257
                                                                           ------------------------------

                                                                           $  1,609,493      $  1,382,834
                                                                           ==============================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                          $    205,176      $    206,981
 Notes payable                                                                  800,000                 -
 Accrued employee benefits                                                      100,219            69,657
 Accrued interest payable                                                        14,575                 -
 Other accrued expenses                                                          39,069            47,418
 Current portion capital lease obligations                                            -            25,088
 Deferred revenue                                                               333,333           333,333
 Deferred rent                                                                   98,503            96,191
                                                                           ------------------------------
Total current liabilities                                                     1,590,875           778,668

Long-term portion deferred revenue                                              166,667           333,334
Long-term portion capital lease obligations                                           -                 -

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 78,077 and 80,076 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively; liquidation preference of $7,807,700 and $8,007,600 at June 30, 2001 and
   December 31, 2000, respectively                                            7,462,272         7,662,272
  Common stock, $.01 par value, 40,000,000 shares authorized,
   21,571,994 and 18,910,313 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively                            215,731           189,115
  Additional paid-in capital                                                 33,589,298        32,163,017
  Deficit accumulated during development stage                              (41,415,350)      (39,743,572)
                                                                           ------------------------------
Total stockholders' equity (deficit)                                           (148,049)          270,832
                                                                           ------------------------------

                                                                           $  1,609,493      $  1,382,834
                                                                           ==============================

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations
                                  (unaudited)

                                                                                                            For the period
                                                                                                             July 6, 1988
                                                                                                            (inception) to
                                    Three months ended                       Six months ended                  June 30,
                                         June 30,                                June 30,
                                    2001         2000                      2001           2000                    2001
                         -------------------------------------------------------------------------------------------------
Revenues:
   Contract revenue             $   183,333        $   103,333           $   266,667      $   489,907         $  5,731,348
   Interest income                   18,452             31,842                26,681           45,651            1,226,040
   Product and other                      -                145                    38            3,012              687,367
    income
                         --------------------------------------          --------------------------------     ----------------
Total revenues                      201,785            135,320               293,386          538,570            7,644,755

Expenses:
   Research and
    development                     597,619            642,551             1,202,521        1,196,738           28,278,576
   Selling, general and
    administrative                  404,831            411,911               762,643          739,444           16,833,144
                         --------------------------------------          --------------------------------     ----------------
Total expenses                    1,002,450          1,054,462             1,965,164        1,936,182           45,111,720
                         --------------------------------------          --------------------------------     ----------------

Net loss                           (800,665)          (919,142)           (1,671,778)      (1,397,612)         (37,466,965)
Undeclared, imputed
 and/or paid dividends
 on preferred stock                  69,220             69,220               137,678          137,678            5,654,971
                         --------------------------------------          --------------------------------     ----------------

Net loss applicable to
 common shareholders            $  (869,885)       $  (988,362)          $(1,809,456)     $(1,535,290)        $(43,121,936)
                         =====================================================================================================

Basic and diluted net
 loss per common share          $     (0.04)       $     (0.05)          $     (0.09)     $     (0.09)
                         =============================================================================

Shares used in computing
 basic and diluted net
 loss per common share           21,571,994         18,378,010            20,250,395       16,849,228
                         =============================================================================

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (unaudited)


                                                                                         For the period
                                                                                          July 6, 1988
                                                          Six months ended               (inception) to
                                                              June 30,                      June 30,
                                                        2001               2000               2001
                                                   ---------------------------------------------------
Operating activities
Net loss                                             $(1,671,778)       $(1,397,612)      $(37,466,966)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Stock issued for compensation and interest                   -            112,149            476,759
  Depreciation and amortization                           68,428             85,600          2,110,409
  Write-off of purchased technology                            -                  -            503,500
  Changes in assets and liabilities:
   Deposits                                               (2,800)              (800)           (73,977)
   Notes receivable from officers                              -                  -           (140,000)
   Other current assets                                   (2,898)            (1,062)           (58,078)
   Accounts payable                                       (1,805)          (192,782)           205,176
   Accrued employee benefits                              30,562            (21,934)           100,219
   Accrued interest payable                               14,575                  -             14,575
   Other accrued expenses                                 (8,349)            46,176             39,069
  Deferred revenue                                      (166,667)           833,333            500,000
  Deferred rent                                            2,312             11,435             98,503
                                                   ---------------------------------------------------
Net cash used for operating activities                (1,738,420)          (525,497)       (33,690,811)

Investing activities
Purchase of technology                                         -                  -           (570,000)
Purchase of equipment and improvements                   (41,636)           (30,118)        (1,897,764)
Purchases of short-term investments                            -                  -        (16,161,667)
Sales of short-term investments                                -                  -         16,161,667
                                                   ---------------------------------------------------
Net cash used for investing activities               $   (41,636)       $   (30,118)      $ (2,467,764)

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 Condensed Statements of Cash Flows, continued
                                  (unaudited)

                                                                                       For the period
                                                                                        July 6, 1988
                                                           Six months ended           (inception) to
                                                               June 30,                  June 30,
                                                       2001               2000             2001
                                               ----------------------------------------------------
Financing activities
Net proceeds from exercise of options and
 warrants, and sale of common stock                $1,252,898         $2,197,998        $21,161,129
Net proceeds from issuance and conversion
 of preferred stock                                         -                  -         14,290,160
Net proceeds from convertible notes and
 detachable warrants                                        -                  -          1,068,457
Payment on capital lease obligations                  (25,088)           (39,361)          (288,770)
Payment on note payable                                     -                  -           (242,750)
Proceeds from note payable                            800,000                  -          1,284,323
                                               ----------------------------------------------------

Net cash provided by financing activities           2,027,810          2,158,637         37,272,549
                                               ----------------------------------------------------

Net increase in cash and cash equivalents             247,754          1,603,022          1,113,974

Cash and cash equivalents at beginning of
 period                                               866,220            155,692                  -
                                               ----------------------------------------------------

Cash and cash equivalents at end of period         $1,113,974         $1,758,714        $ 1,113,974
                                               ====================================================

Supplemental disclosures of cash flow
 information
Equipment purchased by capital leases              $        -         $        -        $   288,772
Interest paid                                             509              4,682            125,624
Imputed dividend on Series E stock                          -                  -          3,266,250
Conversion of Series D preferred stock to
 common stock                                               -                  -          2,142,332
Conversion of Series E preferred stock to
 common stock                                         200,000            698,800          2,512,550
Series D stock issued for Series C stock                    -                  -          2,073,925
Series C dividends paid with Series D stock                 -                  -            253,875
Series D dividends paid with common stock          $        -         $        -        $   422,341

See accompanying notes.

                      PROTEIN POLYMER TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements
                                  (unaudited)

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the six months ended June 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 2001 and the results of operations for the three months and the six months ended June 30, 2001 and 2000. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

2.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

3.  Basic and Diluted Loss Per Share

In accordance with FAS No. 128, we are required to present basic and diluted earnings per share if applicable. Basic and diluted earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share also include potentially dilutive securities such as options and warrants outstanding and securities convertible into common stock.

Both the basic and diluted loss per share for the three and six months ended June 30, 2001 and 2000 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their effect is antidilutive, there is no difference between the basic and diluted loss per share calculations.

4.  Revenue and Expense Recognition

License fees and research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, we are not obligated to refund payments previously received. Milestone payments are recorded as revenue when received as they have not been refundable and we have no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

5.  Note Receivable with Officer

A loan for $140,000, secured by a pledge of stock, was made to one of our officers on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrues at the annual rate of 8% on the unpaid principal balance. In July 1999, the loan term was extended until April 2005.

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

7.  Convertible Notes

During March 2001, we issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes provided for an interest rate of 7% and both principal and interest were convertible into Series H Preferred at a common equivalent price of $0.75 per share. The notes were converted in July 2001.

8.  Subsequent Events: Series H Preferred

On July 24, 2001, we announced the initial closing of a private placement for $1.2 million with a small group of institutional and accredited investors of 12,182 shares of our Series H Convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock.

The total offering of up to 30,000 shares of Series H Preferred Stock provides for additional closings until October 31, 2001. Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133 shares of common stock at a conversion price of $0.75 per share, subject to certain antidilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of
                       --------------
Regulation D promulgated under the Securities Act. The Series H Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Each share of Series H Preferred Stock also received two common stock warrants. One warrant is exercisable at any time for 15 shares of common stock at an exercise price of $1.50 per share, and expires approximately 12 months after the close of the offering; the other warrant is exercisable at any time for 10 shares of common stock at an exercise price of $2.00 per share, and expires approximately 24 months after the close of the offering

9.  Liquidity

We believe our existing available cash and cash equivalents as of June 30, 2001, plus contractual amounts receivable and the proceeds from the sale of the Series H preferred stock in July 2001, is sufficient to meet our anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair, augmentation, and regeneration of tissue: surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; drug delivery formulations; and surgical adhesion barriers. We have been unprofitable to date, and as of June 30, 2001 had an accumulated deficit of $(41,415,350).

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

Our strategy with most of our programs is to enter into collaborative development agreements with product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for the next several years.

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

During March 2001, we issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes provided for an interest rate of 7% and both principal and interest were convertible into Series H Preferred at a common equivalent price of $0.75 per share. The notes were converted into Series H Preferred stock in July 2001 (see below).

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

As a result of the agreements we executed, Spine Wave has acquired a license to Protein Polymer's technology for use in spinal and other defined orthopedic applications. We received approximately 33% of the founding stock in Spine Wave and will receive royalties on the sale or sublicensing of licensed products. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for preclinical and clinical testing, and ultimately for commercial sale. If we are unable to meet the requirements for product delivery, we agreed to make the manufacturing methods and materials available to Spine Wave as specified in a separate Escrow agreement. Spine Wave will be responsible for product development, clinical testing, regulatory approvals, and commercialization. We are represented on the Spine Wave Board of Directors, and have agreed to support the election of other Directors nominated by Spine Wave.

On July 24, 2001, we announced the initial closing of a private placement for $1.2 million with a small group of institutional and accredited investors of 12,182 shares of the Company's Series H Convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock.

The total offering of up to 30,000 shares of Series H Preferred Stock provides for additional closings until October 31, 2001. Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133 shares of common stock at a conversion price of $0.75 per share, subject to certain antidilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of
                       --------------
Regulation D promulgated under the Securities Act. The Series H Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Each share of Series H Preferred Stock also received two common stock warrants. One warrant is exercisable at any time for 15 shares of common stock at an exercise price of $1.50 per share, and expires approximately 12 months after the close of the offering; the other warrant is exercisable at any time for 10 shares of common stock at an exercise price of $2.00 per share, and expires approximately 24 months after the close of the offering.

As of June 30, 2001, we had cash and cash equivalents totaling $1,113,974. We believe our available cash and cash equivalents, future contractual research and development payments, and the proceeds of the recent sale of Series H preferred stock will be sufficient to meet our anticipated capital requirements through January 2002. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

Results of Operations

We received $183,333 in contract and licensing revenue for the three months ended June 30, 2001 as compared to $103,333 for the three months ended June 30, 2000. For the six months ended June 30, 2001, we received $266,667 as compared to $489,907 for the same period in 2000. The contract and licensing revenue primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our potential incontinence product in Europe and Australia, and payments from our affiliate, SpineWave, Inc., for R&D associated with the development of a product for the repair of spinal disks for the treatment of lower back pain. The decrease in contract and licensing revenue over the six month period primarily reflects the one-time payment in 2000 from Sanyo Chemical Industries Ltd. for the comprehensive license to our in vitro cell culture business and existing product inventory.

Interest income was $18,452 and $26,681 respectively for the three months and six months ended June 30, 2001 versus $31,842 and $45,651 respectively for the same periods in 2000.

Research and development expenses for the three months ended June 30, 2001 were $597,619, compared to $642,551 for the same period in 2000. Research and development expenses for the six month period ended June 30, 2001 were $1,202,521 as compared to $1,196,738 for the same period in 2000. We expect, in general, that our research and development, human clinical testing, and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months and the six months ended June 30, 2001 were $404,831 and $762,643 respectively, as compared to $411,911 and $739,444 for the same periods in 2000. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended June 30, 2001, we recorded a net loss applicable to common shareholders of $869,885, or $0.04 per share as compared to a loss of $988,362, or $0.05 per share for the same period in 2000. For the six month period ended June 30, 2001, our net loss applicable to common shareholders was $1,809,456, or $0.09 per share as compared to $1,535,290, or $0.09 per share for the same period in 2000. Also included in each of the three month periods of 2001 and 2000 were $69,220 and $137,678 for each of the six month periods, respectively, for undeclared dividends related to our preferred stock.

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

To date we believe that inflation and changing prices have not had a material effect on our continuing operations. However, the sharp rise in utility costs may have an impact in the future.

Liquidity and Capital Resources

As of June 30, 2001, we had cash and cash equivalents of $1,113,974 as compared to $866,220 at December 31, 2000. As of June 30, 2001, we had working capital of $(419,000) as compared to $143,000 at December 31, 2000. In March, 2001 we received $1,246,000 from the exercise of common stock warrants granted in association with our Series G Convertible Preferred Stock, and from the issuance of convertible notes.

We had no long-term debt obligations as of June 30, 2001 or as of December 31, 2000. For the six months ending June 30, 2001, our expenditures for capital equipment and leasehold improvements totaled $41,636, compared to $30,118 for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

We believe our existing available cash and cash equivalents, in combination with anticipated contract research payments, revenues received from the transfer of clinical testing materials, and proceeds of the recent sale of Series H Preferred Stock will be sufficient to meet our anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. We are currently in discussions at various stages with potential collaborative partners that, based on the results of various in vitro and in vivo product performance evaluations, could result in generating revenues in the form of license fees, milestone payments or research and development reimbursements. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

                          PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


9.   Exhibits:

     Exhibit
     Number  Description
     ------  -----------

     None.


  b. Reports on Form 8-K

     The Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001.

                                   SIGNATURE


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEIN POLYMER TECHNOLOGIES, INC.



  Date:  August 13, 2001    By  /s/  J. Thomas Parmeter
         ---------------        -------------------------------
                                 J. Thomas Parmeter
                                 Chairman of the Board, Chief
                                 Executive Officer, President


  Date:  August 13, 2001    By  /s/  Janis Y. Neves
         ---------------        -------------------
                                 Janis Y. Neves
                                 Director of Finance, Controller