Form 10QSB
period 2001-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2001-11-14
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended September 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2001, 21,735,420 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No  [X]

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Condensed Balance Sheets -
   September 30, 2001 and December 31, 2000 ..............................   3

   Condensed Statements of Operations -
   For the Three Months and Nine Months ended September 30, 2001 and 2000
       and the period July 6, 1988 (inception) to September 30, 2001 .....   4

   Condensed Statements of Cash Flows -
   For the Nine Months ended September 30, 2001 and 2000
       and the period July 6, 1988 (inception) to September 30, 2001 .....   5

   Notes to Condensed Financial Statements ...............................   7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................   9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................  15

        Signature ........................................................  14

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets


                                                                 September 30,        December 31,
                                                                     2001                 2000
                                                               -------------------------------------
Assets                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                   $       683,675      $       866,220
   Other current assets                                                108,867               55,180
                                                               -------------------------------------
Total current assets                                                   792,542              921,400

   Deposits                                                             73,977               71,177
   Notes receivable from officers                                      140,000              140,000
   Equipment and leasehold improvements, net                           242,098              250,257
                                                               -------------------------------------

                                                               $     1,248,617      $     1,382,834
                                                               =====================================
Liabilities and stockholders' equity

   Current liabilities:
   Accounts payable                                            $       191,340      $       206,981
   Accrued employee benefits                                           109,197               69,657
   Other accrued expenses                                               43,599               47,418
   Current portion capital lease obligations                                 -               25,088
   Deferred revenue                                                    333,333              333,333
   Deferred rent                                                        97,474               96,191
                                                               -------------------------------------
Total current liabilities                                              774,943              778,668

Long-term portion deferred revenue                                      83,333              333,334

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value, 5,000,000
    shares authorized, 88,259 and 80,076 shares issued and
    outstanding at September 30, 2001 and December 31,
    2000, respectively; liquidation preference of
    $8,825,900 and $8,007,600 at September 30, 2001 and
    December 31, 2000, respectively                                  8,480,530            7,662,272

   Common stock, $.01 par value, 40,000,000 shares
    authorized, 21,735,420 and 18,910,313 shares issued and
    outstanding at September 30, 2001 and
    December 31, 2000, respectively                                    217,365              189,115

Additional paid-in capital                                          33,789,995           32,163,017
Deficit accumulated during development stage                       (42,097,549)         (39,743,572)
                                                               -------------------------------------
Total stockholders' equity                                             390,341              270,832
                                                               -------------------------------------

                                                               $     1,248,617      $     1,382,834
                                                               =====================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                          For the period
                                                                                                           July 6, 1988
                                      Three months ended                   Nine months ended              (inception) to
                                         September 30,                        September 30,                  Sept. 30,
                                    2001               2000               2001              2000                2001
                                  ------------------------------------------------------------------------------------------
Revenues:
   Contract revenue               $    283,333       $    103,333    $      550,000      $      593,240  $       6,014,681
   Interest income                      12,175             22,543            38,857              68,194          1,238,216
   Product and other income                  -                  -                38               3,011            687,367
                                  ------------------------------------------------------------------------------------------
Total revenues                         295,508            125,876           588,895             664,445          7,940,264

Expenses:
   Research and development            677,861            579,041         1,880,382           1,775,779         28,956,437
   Selling, general and
   administrative                      299,845            273,537         1,062,490           1,012,981         17,132,990
                                  ------------------------------------------------------------------------------------------
Total expenses                         977,706            852,578         2,942,872           2,788,760         46,089,427
                                  ------------------------------------------------------------------------------------------
Net loss                              (682,198)          (726,702)       (2,353,977)         (2,124,315)       (38,149,163)
Undeclared, imputed and/or paid
   dividends on preferred stock         69,980             69,220           207,659             207,659          5,724,952
                                  ------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders                   $   (752,178)      $   (795,922)   $   (2,561,636)     $   (2,331,974) $     (43,874,115)
                                  ==========================================================================================
Basic and diluted net loss per
   common share                   $      (0.03)      $      (0.04)   $        (0.12)     $        (0.13)
                                  ======================================================================
Shares used in computing basic
   and diluted net loss per
   common share                     21,735,420         18,503,655        20,749,940          17,404,729
                                  ======================================================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                                                    For the period
                                                                                                     July 6, 1988
                                                                    Nine months ended                 (inception)
                                                                       September 30,                  to Sept. 30,
                                                                 2001                2000                 2001
                                                            ----------------------------------------------------------
Operating activities
Net loss                                                    $    (2,353,977)   $    (2,124,315)    $   (38,149,163)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Stock issued for compensation and interest                           -                  -             476,759
     Depreciation and amortization                                  107,828            119,709           2,149,806
     Write-off of purchased technology                                    -                  -             503,500
     Changes in assets and liabilities:
       Deposits                                                      (2,800)           (20,800)            (73,977)
       Notes receivable from officers                                     -                  -            (140,000)
       Other current assets                                         (53,687)            (7,763)           (108,867)
       Accounts payable                                             (15,641)          (190,749)            191,340
       Accrued employee benefits                                     39,540            (23,679)            109,197
       Other accrued expenses                                        (3,819)            26,871              43,599
     Deferred revenue                                              (250,001)           750,000             416,666
     Deferred rent                                                    1,283             15,029              97,474
                                                            ----------------------------------------------------------
 Net cash used for operating activities                          (2,531,274)        (1,455,697)        (34,483,666)

Investing activities
Purchase of technology                                                    -                  -            (570,000)
Purchase of equipment and improvements                              (99,669)           (36,154)         (1,955,796)
Purchases of short-term investments                                       -                  -         (16,161,667)
Sales of short-term investments                                           -                  -          16,161,667
                                                            ----------------------------------------------------------
Net cash provided by (used for) investing activities
                                                            $       (99,669)   $       (36,154)    $    (2,525,796)

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  Condensed Statements of Cash Flows, continued


                                                                                           For the period
                                                                                            July 6,1988
                                                              Nine months ended            (inception) to
                                                                September 30,                 Sept. 30,
                                                           2001                2000             2001
                                                     ---------------------------------------------------------
Financing activities
Net proceeds from exercise of options and warrants,
   and sale of common stock                          $     1,255,228     $     2,354,032     $    21,163,459
Net proceeds from issuance and conversion of
   preferred stock                                         1,218,258                   -          15,508,418
Net proceeds from convertible notes and detachable
   warrants                                                        -                   -           1,068,457
Payment on capital lease obligations                         (25,088)            (59,197)           (288,770)
Payment on note payable                                            -                   -            (242,750)
Proceeds from note payable                                         -                   -             484,323
                                                     ---------------------------------------------------------
Net cash provided by financing activities                  2,448,398           2,294,835          37,693,137
                                                     ---------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                              (182,545)            802,984             683,675

Cash and cash equivalents at beginning of period             866,220             155,692                   -
                                                     ---------------------------------------------------------

Cash and cash equivalents at end of period           $       683,675     $       958,676       $     683,675
                                                     =========================================================

Supplemental disclosures of cash flow information
Equipment purchased by capital leases                $             -     $             -       $     288,772
Interest paid                                                  3,924               6,124             129,039
Imputed dividend on Series E stock                                 -                   -           3,266,250
Conversion of Series D preferred stock to common
   stock                                                           -                   -           2,142,332
Conversion of Series E preferred stock to common
   stock                                                     400,000             698,800           2,512,550
Series D stock issued for Series C stock                                                           2,073,925
Series C dividends paid with Series D stock                        -                   -             253,875
Series D dividends paid with common stock            $             -     $             -       $     422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                               September 30, 2001



1. Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the nine months ended September 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 2001 and the results of operations for the three months and the nine months ended September 30, 2001 and 2000. The results of operations for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

Both the basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their effect is anti-dilutive, there is no difference between the basic and diluted loss per share calculations.

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

5. Note Receivable from Officer

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

8. Series H Preferred

On July 24, 2001, we announced the closing of a private placement for $1.2 million with a small group of institutional and accredited investors of 12,182 shares of our Series H Convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock.

Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Series H Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

We believe our existing available cash and cash equivalents as of September 30, 2001, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair, augmentation, and regeneration of tissue: surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; drug delivery formulations; and surgical adhesion barriers. We have been unprofitable to date, and as of September 30, 2001 had an accumulated deficit of $ (42,098,000).

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

Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our biomaterials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive development payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we have joined with Windamere Venture Partners to establish a new company, SpineWave, Inc., that will provide us with both near term research and development support and eventually royalties on the sale of licensed products. Except for the industrial products, we have retained manufacturing rights.

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

We are aggressively pursuing domestic and international patent protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 21 patents to us. In addition, we have filed corresponding patent applications in other relevant commercial jurisdictions.

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

In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, SpineWave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. Based on Protein Polymer's proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain.

As a result of the agreements we executed, SpineWave has acquired a license to Protein Polymer's technology for use in spinal and other defined orthopedic applications. We received approximately 33% of the founding stock in SpineWave and will receive royalties on the sale or sublicensing of licensed products. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide SpineWave with a variety of research and development services, and to supply materials to SpineWave for pre-clinical and clinical testing, and ultimately for commercial sale. If we are unable to meet the requirements for product delivery, we agreed to make the manufacturing methods and materials available to SpineWave as specified in a separate Escrow Agreement. SpineWave will be responsible for product development, clinical testing, regulatory approvals, and commercialization. We are represented on the SpineWave Board of Directors, and have agreed to support the election of other Directors nominated by SpineWave.

On July 24, 2001, we closed a private placement for $1.2 million with a small group of institutional and accredited investors of 12,182 shares of the Company's Series H Convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock.

Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Series H Preferred Stock, warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of September 30, 2001, we had cash and cash equivalents totaling $684,000. We believe our available cash and cash equivalents, accounts receivable, and future contractual research and development payments will be sufficient to meet our anticipated capital requirements until January 2002. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

Results of Operations

The Company received $283,000 in contract and licensing revenue for the three months ended September 30, 2001 and $550,000 for the nine months ended September 30, 2001 as compared to $103,000 and $593,000 respectively in contract and licensing revenue for the three months and nine months ended September 30, 2000. The contract and licensing revenue primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our potential incontinence product in Europe and Australia, and payments from our affiliate, SpineWave, Inc., for R&D associated with the development of a product for the repair of spinal disks for the treatment of lower back pain. The decrease in contract and licensing revenue over the nine-month period primarily reflects the one-time payment in 2000 from Sanyo Chemical Industries Ltd. for a license to our in vitro cell culture business and existing product inventory.

Interest income was $12,000 and $39,000, respectively, for the three months and nine months ended September 30, 2001 versus $23,000 and $68,000 respectively for the same periods in 2000.

Research and development expenses for the three months ended September 30, 2001 were $678,000 compared to $579,000 for the same period in 2000. Research and development expenses for the nine-month period ended September 30, 2001 were $1,880,000 as compared to $1,776,000 for the same period in 2000. We expect, in general, that our research and development, human clinical testing, and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months and the nine months ended September 30, 2001 were $300,000 and $1,062,000 respectively, as compared to $274,000 and $1,013,000 for the same periods in 2000. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development, regulatory and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended September 30, 2001, we recorded a net loss applicable to common shareholders of $752,000, or $0.03 per share as compared to a loss of $796,000, or $0.04 per share for the same period in 2000. For the nine-month period ended September 30, 2001, our net loss applicable to common shareholders was $2,562,000, or $0.12 per share as compared to $2,332,000, or $0.13 per share for the same period in 2000. Also included in each of the three month periods of 2001 and 2000 were $70,000 and $208,000 for each of the nine-month periods, respectively, for undeclared dividends related to our preferred stock.

In general, there can be significant fluctuation in revenue from quarter to quarter due to variability in outside contract and licensing payments. In general, we expect to incur increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in our soft tissue augmentation program's development, manufacturing and business development activities. Our results depend on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors.

To date we believe that inflation and changing prices have not had a material effect on our continuing operations. However, the sharp rise in utility costs may have an impact in the future. In addition, following the tragic events of September 11, we are being notified in advance by our various insurance carriers to expect both changes in coverage and/or increased rates.

Liquidity and Capital Resources

As of September 30, 2001, we had cash and cash equivalents of $684,000 as compared to $866,000 at December 31, 2000. As of September 30, 2001, we had working capital of $18,000 as compared to $143,000 at December 31, 2000.

We had no long-term debt obligations as of September 30, 2001 or as of December 31, 2000. We had $100,000 in expenditures for capital equipment and leasehold improvements for the nine months ending September 30, 2001, compared to $36,000 for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements until January 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings.

However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   Exhibit
   Number     Description
   ------     -----------
   10.37      Series H Securities Purchase Agreement

b. Reports on Form 8-K

   None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROTEIN POLYMER TECHNOLOGIES, INC.



     Date  November 13, 2001                 By  /s/  J. Thomas Parmeter
           -----------------                     -------------------------------
                                                 J. Thomas Parmeter
                                                 Chairman of the Board, Chief
                                                 Executive Officer, President

     Date  November 13, 2001                 By  /s/  Janis Y. Neves
           -----------------                     -------------------------------
                                                 Janis Y. Neves
                                                 Director of Finance, Controller
                                                 and Assistant Secretary

                                  EXHIBIT INDEX

   Exhibit                                                        Sequentially
   Number     Description                                         Numbered Page
   ------     -----------                                         -------------
   10.37      Series H Securities Purchase Agreement