Form 10KSB
period 2001-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2002-03-18
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19724

PROTEIN POLYMER TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0311631
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10655 Sorrento Valley Road, San Diego, CA 92121
(Address of Principal Executive Offices)

Issuer’s Telephone Number:
(858) 558-6064

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the most recent fiscal year were $830,062.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 11, 2002 was $10,052,915.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 11, 2002, 25,700,650 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed no later than April 30, 2002 pursuant to Regulation 14A with respect to the Registrant’s 2002 Annual Meeting of Stockholders (incorporated by reference in Part III).
Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB
For the Fiscal Year Ended December 31, 2001

PART I

Item 1.    Business

Company Background

Protein Polymer Technologies, Inc., a Delaware corporation (“PPTI”), is a development-stage biotechnology company incorporated on July 6, 1988 and is engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair of tissue: surgical adhesives and sealants; soft tissue augmentation products; wound healing matrices; drug delivery formulations; and surgical adhesion barriers. We have also developed coating technology that can efficiently modify and improve the surface properties of more traditional biomedical devices. A common goal is to develop materials that beneficially interact with human cells, enabling cell growth and the regeneration of tissues with improved outcomes as compared to current products and practices.

We began studies to identify our most promising biomaterial formulations for use in soft tissue augmentation products in 1996. We devoted increased resources to the program through 1997 and 1998, and with promising pre-clinical test results, we focused on preparations for human clinical testing in 1999.

In December 1999, we initiated human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. This pilot clinical study is ongoing. The Investigational Device Exemption (“IDE”) approved by the U.S. Food and Drug Administration (“FDA”) allows us to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined.

We estimate that more than 2.5 million women begin to experience stress urinary incontinence in the United States each year. In most untreated cases, the problem becomes progressively more pronounced. Due to limited efficacy or invasiveness of current treatments, only a small proportion of the women experiencing stress urinary incontinence are clinically treated, relying instead on pads and plugs and the like that only address the symptoms. In contrast, our product is injected, typically in an outpatient procedure, into urethral tissue at the base of the bladder forming a solid implant that provides support to the muscles controlling the flow of urine. We believe that our product, if approved, will prove to be easy for the physician to use, offer enduring effectiveness, and avoid most of the other limitations of urethral bulking products on the market or in development.

In January 2000, we established a strategic alliance with Femcare, Ltd. (“Femcare”) for the commercialization of the incontinence product in Europe and Australia. In the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within these territories, and we are responsible for product manufacturing. Contingent on successful clinical trials, commercialization of the product in Europe is expected to begin more than a year before approval for marketing the product in the United States could be obtained.

The soft tissue augmentation materials and technology underlying the incontinence product have the potential to be effective and desirable in a number of other clinical applications. In November 2000, the FDA approved our IDE to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. In April 2001, we initiated human clinical testing of the product. This pilot clinical study is ongoing.

We estimate that approximately 350,000 cosmetic tissue augmentation procedures using injected materials (e.g. collagen, fat) were performed in the U.S in 1998, having grown over 20% compared to 1996. With a product demonstrating greater durability than currently available materials, we believe the number of procedures could grow dramatically.

Between 1994 and 1997, our efforts were focused predominantly on the development of surgical adhesive and sealant technology. As part of this effort, we targeted the establishment of a strategic alliance with a market leader in the field of surgical wound closure products which led to the execution of comprehensive license, supply and development agreements in September 1995 with Ethicon, Inc. (“Ethicon”), a subsidiary of Johnson & Johnson (“J&J”). Ethicon elected to terminate these agreements in December 1997.

We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We are committed to the commercial development of our adhesive and sealant technology. Subsequent to the termination of the Ethicon agreement, we have worked to determine the most significant market and product opportunities for its use. We are seeking to establish new strategic alliances with leaders in those markets. The initial tissue adhesive technology product target is the repair of damaged or deteriorated spinal disks.

In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, Spine Wave, Inc. (“Spine Wave”), to develop and commercialize an injectable protein-based formulation for the repair of spinal disks damaged either by injury or aging. Based on our proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain.

Low back pain is the leading cause for healthcare expenditures in the United States and the fastest growing major segment of the orthopedic industry, with a current market of $2.1 billion in revenues and a growth rate of more than 25% annually, according to a February 2000 Viscogliosi Bros., LLC., Spine Industry Analysis Series report. The leading surgical treatments for spine include spinal fusions, discectomies, and laminectomies, but the market for disc replacement and nucleus repair is expected to grow more rapidly than other treatments as new products are approved over the next five years. Within the overall spine market, it is estimated that the potential market for treatment or replacement of spinal discs will surpass $1 billion by 2007.

As a result of the agreements we executed, Spine Wave has acquired a license to our technology for use in spinal and other defined orthopedic applications. In return, we received equity in Spine Wave, we will receive royalties on the sale or sublicensing of licensed products, if any, and we will have the right to ultimately supply materials for commercial product sales. In addition to the License Agreement we agreed, in a separate Supply and Services Agreement, to provide Spine Wave with a variety of research and development services and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

Our cash balance as of December 31, 2001 was $234,000. In combination with $990,000 in additional capital received in January 2002 from the exercise of common stock warrants, we believe this amount is sufficient to fund operations only through June 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. During 2002, we expect that the possible exercise of other existing warrants could result in additional funds for continuing operations. Further, we are currently in preliminary discussions with potential collaborative partners and funding in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations. (See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.)

To the extent sufficient resources are available, we continue to research the use of our protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

Through 1999, we marketed specialty use products for in vitro cell culture applications including SmartPlastic® and ProNectin® F Cell Attachment Factor. ProNectin F was launched commercially in 1991. SmartPlastic is ProNectin F Activated Cultureware where ProNectin F is presented in ready to use form on the surfaces of disposable plastic labware for culturing human and animal cells. SmartPlastic was launched commercially in 1995. In 1998 we discontinued direct sales of our cell culture products, and in February 2000, we sold all rights to the use of the technology for in vitro cell culture applications, the product trademarks, and remaining inventory to Sanyo Chemical Industries, Ltd.

Prior to 1992, our scientists had successfully demonstrated the ability to create and produce novel protein polymer materials having important physical, biological and chemical properties. During this period, most of the our efforts were dedicated to supplying E. I. DuPont de Nemours & Co. (“DuPont”) with materials under contract for DuPont’s proprietary research and testing purposes.

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

The products we have targeted for development are based on a new generation of biomaterials which have been designed to be recognized and accepted by human cells to aid in the natural process of bodily repair, (including the healing of tissue and the restoration or augmentation of its form and function) and, ultimately, to promote the regeneration of tissues. We believe that the successful realization of these properties will substantially expand the role that artificial devices can play in the prevention and treatment of human disability and disease, and enable the culture of native tissues for successful reimplantation.

Through our proprietary core technology, we produce high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. We have demonstrated that our polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from our polymers have demonstrated excellent biocompatibility in a variety of pre-clinical feasibility studies.

Our patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body’s functions. Our protein polymers are made by combining the techniques of modern biotechnology and traditional polymer science. The techniques of biotechnology are used to create synthetic genes that direct the biological synthesis of protein polymers in recombinant microorganisms. The methods of traditional polymer science are used to design novel materials for specific product applications by combining the properties of individual “building block” components in polymer form.

In contrast to natural proteins, either isolated from natural sources or produced using traditional genetic engineering techniques, our technology results in the creation of new proteins with unique properties.

We have demonstrated an ability to create materials that:

•	combine properties of different proteins found in nature;

•	reproduce and amplify selected activities of natural proteins;

•	eliminate undesired properties of natural proteins; and

•	incorporate synthetic properties via chemical modifications.

This ability is fundamental to our current primary product research and development focus—tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extracellular matrix (“ECM”), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, the ability to structure the cells’ ECM environment allows the protein messages they receive—and their activity—to be controlled. Similar to what nature has demonstrated to be essential in creating, maintaining and restoring the body’s functions, our patented core technology enables messages that direct activities of cells to be precisely formulated and presented in a structured environment.

Fundamental Protein Polymers

Our primary products under development are based on protein polymers combining selected properties from two of the most extraordinary structural proteins found in nature: silk and elastin. Silk, based upon its crystalline structure, has long been known as an incredibly strong material, and has a long history of medical use in humans as a material for sutures. Elastin fibers are one of the most remarkable rubber-like materials ever studied. Found in human tissues such as skin, lungs and arteries, elastin fibers must expand and contract over a life time, and can be extended nearly three times their resting length without damaging their flexibility.

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

All of our product candidates are subject to pre-clinical and clinical testing requirements for obtaining U.S. Food and Drug Administration’s (“FDA’s”) marketing approval. The actual development of product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company’s assessment of the potential market acceptance of a product candidate.

Soft Tissue Augmentation

Conditions, where there is a need to augment the body’s soft tissues, include both cosmetic and medical applications. In the former, for example, current procedures include the injection of collagen-based materials to smooth out facial wrinkles, acne scars and to modify lip contours. However, these treatments only last a matter of months, which puts them economically out of reach for a large portion of the population of people who would otherwise desire the procedure.

Medical applications include the treatment of stress urinary incontinence, vesico-ureteral reflux, gastroesophageal reflux, fecal incontinence, the reversible blockage of fallopian tubes for birth control, and the augmentation of vocal chords. We believe there is a lack of materials with suitable properties for these applications, primarily because materials having the required durability in vivo either lack the requisite biocompatibility or the ability to be easily injected.

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

This is in direct contrast to the majority of competing technologies, which are suspensions or slurries of solid particles in an aqueous carrier such as saline. When injected through an appropriately sized needle, with some difficulty due to their thick constitution, the carrier liquid dissipates through the tissues with time, usually within 24 hours, such that roughly half of the effective bulking volume is lost. This requires the physician to either overcompensate for the expected volume reduction upon initial administration, with increased risks to the patient, or to “top off” the bulking effect with repeated administrations of the product over time, with substantially increased costs.

Other hydrogel technologies of which we are aware are either preformed gels, difficult to administer by injection, or polymer solutions mixed with a chemical cross-linking agent prior to injection. We believe that such technologies are limited in their overall performance including durability, biocompatibility and ease of administration.

In August 1999, we obtained the FDA’s approval of our Investigational Device Exemption (“IDE”) to begin human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product’s safety and efficacy in December 1999. Through our partner, Femcare, European clinical trials were initiated at the end of 2001. We project expanding into a multi-site pivotal clinical study in the second half of 2003, to the extent resources are available.

In November 2000, we obtained the FDA’s approval of our IDE to begin human clinical testing of a tissue augmentation product for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We began pilot clinical testing of the product’s safety and efficacy in April 2001. We project expanding into a multi-site pivotal clinical study in the second half of 2003, to the extent resources are available.

Surgical Adhesives and Sealants

Certain surgical adhesives and sealants that seek to avoid the limitations of sutures, staples, pins and screws have been developed and marketed outside the United States by other parties. In 1998, the FDA approved two such products for certain uses in the U.S. DermaBond™, a cyanoacrylate adhesive, was approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form brittle plastics that do not resorb. These limitations restrict their use to bonding the outer surfaces of skin together. Tisseel™, a fibrin sealant, was approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

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

Beginning in April 2001, Spine Wave has funded our efforts to develop an injectable protein-based formulation for the repair of spinal disks damaged either by injury or aging. Based on our proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain.

Our tissue adhesive technology combines a protein polymer designed specifically to react with a cross-linking agent under physiological conditions. These two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues. Chemical cross-linking of the protein polymer allows for the development of a hydrogel with much more robust mechanical properties than can be achieved with the protein polymer alone (i.e., in comparison to our bulking agents). We have recently initiated pre-clinical testing of such adhesive formulations. Spine Wave is progressing with the use of this technology for the treatment of spinal disk conditions.

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

Our soft tissue augmentation products, wound healing matrices, and medical device coating technology all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures—attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

Manufacturing, Marketing and Distribution

Pre-clinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA’s Good Laboratory Practices (“GLP”) and other Quality System Regulations (“QSR”). We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations to operate in conformance with FDA requirements. We believe our current polymer production capacity is sufficient for supplying our development programs with the required quality and quantity of materials needed for feasibility and pre-clinical testing and initial (“pilot”) clinical testing. To expand beyond initial clinical trials, we will require additional manufacturing capacity.

We are considering several methods for increasing production of our biomedical product candidates to meet pivotal clinical trial and commercial requirements. For example, we may expand our existing facility to produce needed quantities of materials under FDA’s GLP and QSR regulations for clinical and commercial use. Alternatively, we may establish external contract manufacturing arrangements for needed quantities of materials. However, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect our margins or our ability to comply with applicable governmental regulations. The actual method or combination of methods that we may ultimately pursue will depend on a number of factors, including availability, cost and our assessment of the ability of such production methods to meet our commercial objectives.

We have entered into an agreement with Femcare for marketing and distribution of our urethral bulking agent for stress urinary incontinence in certain countries, if the required regulatory approvals are obtained. We have entered into agreements with Spine Wave for marketing and distribution of products for use in spinal and other defined orthopedic applications. We currently expect that our other biomedical products, if any were commercialized, would be marketed and distributed by corporate partners. While this arrangement could minimize our marketing costs and facilitate wider distribution of any biomedical products we may develop, these arrangements could possibly reduce our revenues and profits as compared to what would be possible if we directly sold such products.

Research and Development

Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, we began human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. In April 2001, we began human clinical testing of our dermal augmentation product for use in the correction of contour deficiencies.

Spine Wave, Inc.

In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. Based on our proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain.

As a result of the agreements we executed, Spine Wave has acquired a license to our technology for use in spinal and other defined orthopedic applications. We received one million shares of the founding common stock in Spine Wave, will receive royalties on the sale or sublicensing of licensed products, and have the right to ultimately supply materials for commercial product sales. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. If unable to meet the requirements for product delivery, we agreed to make the manufacturing methods and materials available to Spine Wave as specified in a separate Escrow agreement. Spine Wave will be responsible for clinical testing, regulatory approvals, and commercialization. We are currently represented on the Spine Wave Board of Directors, and have agreed to support the election of other Directors nominated by Spine Wave.

Genencor International

In December 2000, we announced the signing of a broad-based, worldwide exclusive license agreement with Genencor International, Inc. (“Genencor”) enabling Genencor to potentially develop a wide variety of new products for industrial markets. As a result of the agreement, Genencor can use our patented protein polymer design and production technology, in combination with Genencor’s extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields. We retain all rights to the technology for use in medical products.

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

In the alliance, we will provide Femcare with technical assistance and the incontinence product for Femcare’s clinical testing and regulatory approvals in the Femcare territories. Femcare will utilize its existing customer base and its extensive distribution network as the basis for introducing the product into Europe and Australia. Currently, Femcare markets its products in 40 countries worldwide. A Urology division has been created to extend the company’s success in gynecology to urological applications, in particular, female stress urinary incontinence. We received a $1 million license fee and will receive a royalty on the revenues generated by Femcare from the sale of the product. We will be responsible for providing the product to Femcare for clinical testing and commercial sale, or with providing Femcare with the necessary know-how to arrange its own manufacturing.

Other Agreements

We are discussing other potential collaboration agreements with prospective marketing partners. There can be no assurance that we will continue such discussions or that we will be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, we are party to certain materials evaluation agreements regarding biomedical and specialty use applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that we will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

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

The areas of business in which we engage and propose to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. Our competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than our own. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection in the same or similar application areas, and may commercialize products on their own or through joint ventures. Most of our competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, we believe that DuPont and several university laboratories are currently conducting research into similar protein engineering technology.

The primary elements of competition in the biomedical and surgical repair products market are performance, cost, safety, reliability, convenience and commercial production capabilities. We believe that our ability to compete in this market will be enhanced by the breadth of our issued patent claims, our other pending patent applications, our early entry into the field and our experience in protein engineering.

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

The United States Patent and Trademark Office (“USPTO”) has issued twenty-one patents to us. U.S. Patent 5,235,041 (1993) relates to our method for purifying structurally ordered recombinant protein polymers. U.S. Patent 5,243,038 (1993) covers our synthetic DNA compositions that encode polymers and copolymers comprising the amino acid “building blocks” of silk and elastin. U.S. Patent 5,496,712 (1996) covers our family of high molecular weight collagen like polymers and the DNA sequences encoding them. U.S. Patent 5,514,581 (1996) covers DNA sequences encoding silk-like structural building blocks with an intervening sequence coding for the key cell attachment ligand from human fibronectin. One of the claimed sequences encodes ProNectin F.

U.S. Patent 5,606,019 (1997) covers the protein compositions comprising copolymers of the amino acid “building blocks” of silk and elastin. These are the primary materials used in our current product development efforts. U.S. Patent 5,641,648 (1997) covers methods by which synthetic genes encoding protein polymers, are created.

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

U.S. Patent 6,015,474 (2000) covers methods and compositions useful for enhancing the performance of tissue adhesives and sealants. U.S. Patent 6,018,030 (2000) broadly covers DNA sequences encoding protein polymers incorporating repetitive amino acid sequences found in naturally occurring proteins. U.S. Patent 6,033,654 (2000) covers cross-linked protein compositions (adhesives and sealants). U.S. Patent 6,034,022 (2000) covers methods for preparing chemically modified protein polymers with enhanced water solubility. U.S. Patent 6,140,072 (2000) broadly covers DNA sequences encoding protein polymers incorporating intervening sequences providing functional properties (e.g. biological or chemical activity). U.S. Patent 6,184,348 (2001) broadly covers protein polymers incorporating intervening sequences providing functional properties (e.g. biological or chemical activity). U.S. Patent 6,258,872 (2001) covers methods and compositions useful for enhancing the performance of tissue adhesives and sealants.

Additionally, we have four U.S. patent applications pending, covering related aspects of our core technology.

Although we believe our existing issued patent claims provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to our pending applications, there can be no assurance that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to us. The two patents issued to PPTI in 1993 will expire in 2010, as will one of the patents issued in 1996. The other patent issued in 1996 will expire in 2013, and the patents issued in 1997 will expire in 2014. The three patents issued in 1998, which expand the coverage of previously issued patents, will expire in concert with the original patents. The other five patents issued in 1998 will expire in 2015. Three patents issued in 2000 expand upon the claims of previously issued patents and will expire in concert with the original patents (one in 2010 and two in 2015). The other two patents issued in 2000 will expire in 2017 and 2018, the difference due to the date each application was filed. The patents issued in 2001 expand upon or are related to the claims of previously issued patents and will expire concurrently with the original patents.

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

In almost all cases, we file for patents in Europe and Japan. Currently, we have thirteen issued foreign patents, and sixteen pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having biological or chemical activity. In order to reduce our patent-related expenses, we are continuing to implement a policy of only maintaining foreign patents or applications in Europe and Japan, unless required due to our license agreements. This has resulted in our abandoning issued, allowed and pending foreign patent cases.

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

In the course of our business, we employ various trademarks and trade names in packaging and advertising our products. We have assigned the federal registration of our ProNectin® trademark and our SmartPlastic® trademark for ProNectin F Activated Cultureware to Sanyo Chemical Industries, Ltd. in connection with the sale to Sanyo of our cell culture business. We intend to protect and promote all of our trademarks and, where appropriate, will seek federal registration of our trademarks.

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

Extensive pre-clinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. We are required to be in compliance with many of the FDA’s regulations to conduct testing in support of product approvals; in particular, compliance with the FDA’s GLP and QSR. Where we have conducted such testing, our company may choose to file product approval submissions ourselves or maintain with the FDA a “Master File” containing, among other items, such test results. A Master File can then be accessed by the FDA, in reviewing particular product approval submissions from companies commercializing products based on our materials.

There can be no assurance that we, or our customers, will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that we will be able to maintain a Master File in accordance with FDA regulations. In either case, our anticipated business could be adversely affected. To the extent we manufacture medical devices, or a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA’s QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, i.e., ISO 9001 issued by the International Organization for Standardization, is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 9001 standards are similar to the FDA’s QSR.

In August 1999, we obtained the FDA’s approval of our IDE to begin human clinical testing of our urethral bulking agent for the treatment of female stress urinary incontinence. We initiated clinical testing of this product in December 1999. In November 2000, we obtained FDA approval to begin human clinical testing of a dermal augmentation product for use in the correction of contour deficiencies. We initiated clinical testing of this product in April 2001. We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations, to operate in conformance with FDA requirements.

Our research, development and production activities are, or may be, subject to various federal and state laws and regulations relating to environmental quality and the use, discharge, storage, transportation and disposal of toxic and hazardous substances. The Company’s future activities may be subject to regulation under the Toxic Substances Control Act, which requires us to obtain pre-manufacturing approval for any new “chemical material” we produce for commercial use that does not fall within the FDA’s regulatory jurisdiction. We believe we are currently in substantial compliance with all such laws and regulations. Although we intend to use our best efforts to comply with all environmental laws and regulations in the future, there can be no assurance that we will be able to fully comply with such laws, or that full compliance will not require substantial capital expenditures.

Product Liability and Absence of Insurance

Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to initiating human clinical testing of our urethral bulking agent, we procured product liability insurance. This insurance coverage has been expanded to cover the cosmetic augmentation product as well. There can be no assurance, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our business.

Executive Officers of the Registrant

Name	Age	Position with the Company
J. Thomas Parmeter	62	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph Cappello, Ph.D.	45	Vice President, Research and Development, Chief Technical Officer and Director, Polymer Research
Philip J. Davis	72	Corporate Secretary
Franco A. Ferrari, Ph.D.	50	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics
John E. Flowers	45	Vice President, Planning and Operations
Janis Y. Neves	51	Director, Finance and Administration, Treasurer and Assistant Secretary

Mr. Parmeter has been the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since its inception in July 1988 (and, from July 1988 to July 1992, its Chief Financial Officer). From 1982 to November 1987, Mr. Parmeter was President, Chief Executive Officer and, from June 1987 to June 1988, Chairman of the Board of Syntro Corporation.

Dr. Cappello has been the Company’s Vice President, Research and Development since February 1997 and Director, Polymer Research and Chief Technical Officer since February 1993. From September 1988 to February 1993, he was the Company’s Senior Research Director, Protein Engineering.

Mr. Davis has been the Company’s Secretary since January 1989. Mr. Davis has been a director of the Company since April 1995; he previously served as a director of the Company from January 1989 until October 1991. Mr. Davis was employed by Donaldson, Lufkin & Jenrette in June 1994 and retired at the end of 2000 as a Managing Director of Investment Banking. He was Director, Institutional Sales at Merrill Lynch, Inc. (formerly Merrill Lynch Capital Markets) from February 1991 to June 1994, and was a Vice President at Merrill Lynch, Inc. from 1986 to 1991.

Dr. Ferrari has been the Company’s Vice President, Laboratory Operations and Director, Molecular Genetics since February 1993. From September 1988 to February 1993, he was the Company’s Senior Research Director, Genetic Engineering.

Mr. Flowers has been the Company’s Vice President, Planning and Operations, since February 1993. From September 1988 to February 1993, he was the Company’s Vice President, Commercial Development.

Ms. Neves has been the Company’s Director of Finance since November 1998 and Controller and Assistant Secretary since January 1990. From July 1988 until January 1990, Ms. Neves was the Company’s Business Office Manager.

All of our executive officers were elected by the Board of Directors and serve at its’ discretion. No family relationships exist between any of the officers or directors of our company.

Employees

As of March 11, 2002, we had 20 full-time employees, of whom four hold employment contracts with our company and three hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2.    Properties

We do not own any real property. We lease approximately 27,000 square feet in San Diego, California from Sycamore/San Diego Investors. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 15,000 square feet. The current annual rent for this space is approximately $367,000. We currently sublease at cost an additional 6,000 square feet of office and laboratory space in our present facility. The master lease expires in May 2005. The sublease expires at the end of January 2003. We believe that our current facilities are adequate to meet our needs until the end of 2002.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

NASDAQ Delisting

Prior to September 1999, our common stock traded on The Nasdaq Stock Market under the symbol “PPTI”. Our common stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for our common stock, and failure to meet the minimum net asset requirement of $2 million. Our common stock is now traded on the “over-the-counter” NASD Bulletin Board. To access the quotations for our common stock, use the call letters PPTI.OB.

The trade prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not represent actual transactions. The source of the high and low information set forth below was provided by Yahoo Finance (http://chart.yahoo.com).

	Trade Prices
2001	High	Low
First Quarter	$1.380	$0.660
SecondQuarter	1.000	0.650
Third Quarter	1.110	0.510
Fourth Quarter	0.750	0.310

2000
First Quarter	$3.375	$0.187
Second Quarter	1.625	0.750
Third Quarter	1.125	0.562
Fourth Quarter	1.437	0.375

As of March 11, 2002, we had approximately 159 shareholders of record; we estimate we had approximately 1,500 beneficial holders. We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Unregistered Offerings

On July 24, 2001, we announced the closing of a private placement for $1.2 million, for cash and convertible notes, with a small group of institutional and accredited investors of 12,182 shares of our Series H Convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock.

Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid.

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

During March 2001, certain holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase 623,000 shares of common stock, which were due to expire in February, 2001, but which had been extended by the Board of Directors originally until February

2002. The original exercise price was $1.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.50 and offer each holder a new one year warrant for a similar number of shares at an exercise price of $1.00 per share. As a result we raised $1,246,000 (less expenses). The newly issued warrants were originally due to expire on the last day of February 2002. However, during January 2002, certain holders of those warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were originally due to expire in February, 2002. As noted above, the original exercise prices were either $1.00 or $1.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.25 and offer each holder a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result we raised $990,000 (less expenses). The newly issued warrants will expire on August 31, 2003.

During March 2001, we issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes provided for an interest rate of 7% and both principal and interest were convertible into Series H Preferred at a common equivalent price of $0.75 per share. The notes were converted in July 2001.

On December 21, 2000, Genencor International was issued two warrants, each convertible into our common stock. The first warrant could be converted into 495,050 shares at an exercise price of $1.01 per share. The second warrant provided the right to acquire up to $500,000 of our common stock at an exercise price to be determined by formula at the occurrence of the first milestone payment. The warrants were issued in conjunction with our execution of a licensing agreement with Genencor in which Genencor would use our technology for the potential development of products for industrial markets in defined fields.

On August 16, 1999, we received $1,775,000 for 17,750 shares of Series G Convertible Preferred Stock (“Series G Stock”) from several institutional and accredited individual investors following the 10 day stockholder notification period required by the NASD prior to the sale. On September 15, 1999, we received an additional $325,000 for 3,250 shares of Series G Stock, for a total of $2,100,000. Each share of Series G Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain anti-dilution adjustments. Each share of Series G Preferred Stock also received a common stock warrant, initially exercisable for 12 months, that allowed the holder to acquire 200 shares of our common stock at a price of $0.50 per share. In February 2000, we received approximately $2.1 million from the exercise of common stock warrants originally granted as part of the sale of Series G Convertible Preferred Stock and warrants. At the time of exercise, exercising shareholders were granted additional warrants for an equivalent number of shares, initially exercisable until the last day of February 2001, bearing an exercise price of $1.50.

Between April 1 and April 15, 1999, we received approximately $508,000 from the exercise of redeemable publicly traded warrants originally issued as part of our Initial Public Offering. Following the close of business on April 15, 1999, the remaining unexercised redeemable, publicly traded, warrants expired.

On May 12, 1999, we received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Series E Convertible Preferred Stock (“Series E Stock”).

In April and May of 1998, we raised approximately $5.4 million from the sale of 54,437 shares of the our Series E Stock priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors.

Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain anti-dilution adjustments. No underwriters were engaged in connection with such issuance and, accordingly, no underwriting discounts were paid.

Each share of Series E Stock received two common stock warrants. One warrant (first warrant) was exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expired approximately 18 months after the close of the offering; the other warrant (second warrant) was exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expired approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire

200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share were issued as a finder and document review fee paid to a lead investor. These warrants have now expired. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement. The 18 month and 24 month warrants have now expired.

In connection with the above private placement, we issued 26,420 shares of Series F Convertible Preferred Stock in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock. Series F Convertible Preferred Stock is equivalent to our Series E Stock with regard to liquidation preferences. All other terms of our Series F Convertible Preferred Stock remained the same as our Series D Convertible Preferred Stock. The Series D and F Convertible Preferred Stock are convertible into common stock at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Convertible Preferred Stock are redeemable at our option after four years from the date of issuance. Automatic conversion of all of the Series D and F Convertible Preferred Stock will occur if: (a) we complete a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. We have the option to demand conversion of the Series D and F Convertible Preferred Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days.

The above issuances of preferred stock and related warrants, and the exercise of such warrants noted above were exempt from registration under Section 4(2) of the Securities Act, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management’s current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc. has concentrated its research and development efforts on establishing a scientific and technical leadership position in the production and development of unique protein-based materials. We have identified biomedical market and product opportunities for further research and development that we believe will exploit the unique properties of our technology to competitive advantage. We have been unprofitable to date, and as of December 31, 2001 we had an accumulated deficit of $42,890,401.

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. Our more advanced programs are in the areas of bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures. We currently are devoting the majority of our resources to the development and registration of these products, with the greatest emphasis on the incontinence product, which began human clinical trials in December 1999. Our other advanced product technology is in the area of tissue adhesives and sealants. Currently our research and development in this area is focused on the repair of spinal discs for the treatment of lower back pain. Our first commercial products, ProNectin F and SmartPlastic, are used by biologists and cell culture laboratories, principally to grow mammalian cells for biomedical research purposes. In February 2000, we licensed the rights for the manufacture and sale of these products for use in in vitro cell culture, including the transfer of all existing inventory to a third party.

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

In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. Based on Protein Polymer’s proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain. As a result of the agreements we executed, Spine Wave has acquired a license to Protein Polymer’s technology for use in spinal and other defined orthopedic applications. We received one million shares of the founding common stock in Spine Wave and will receive royalties on the sale or sublicensing of licensed products. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing, and ultimately for commercial sale. Spine Wave will be responsible for clinical testing, regulatory approvals, and commercialization.

Our cash balance as of December 31, 2001 was $234,000. In January 2002, we received $990,000 in additional capital from the exercise of outstanding common stock warrants. In combination with anticipated additional contract and license payments and revenues projected for the delivery of clinical testing materials, we believe this amount is sufficient to fund our operations only through June 2002. In addition to potential cost reduction measures being implemented and/or contemplated, we will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements (see “Liquidity and Capital Resources” below, and Note 1 of the Audited Financial Statements for additional information and a description of the associated risks).

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates.

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Research and Development Costs.

Research and development contract revenues are recorded as earned based on the performance requirements of the contracts. Research and development costs are expensed as incurred. Research and development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.

Results of Operations

We received $783,000 in contract and licensing revenue for the year ended December 31, 2001 as compared to $1,107,000 for the years ended December 31, 2000, and $2,000 for the year ended December 31, 1999. The contract and licensing revenue primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our incontinence product in Europe and Australia, and payments from Spine Wave for materials and services provided in the development of the adhesive product for the repair of spinal disks. Contract and Licensing revenues in 2000 included the amortized license payments from Femcare, Ltd., payments from Sanyo Chemical Industries Ltd. for the comprehensive license to our in vitro cell culture business and existing product inventory, initial R&D payments from Perkin-Elmer for a development project, and an up-front license fee of $750,000 (less the issuance of warrants to purchase PPTI common stock valued at $319,000) received from Genencor International for rights to use our technology in the development of certain industrial products. The lack of revenue in 1999 reflects primarily the termination of research and development reimbursements from various operating entities of the Johnson & Johnson Company, including Ethicon, Inc.

Interest income was $41,000 for the year ended December 31, 2001, as compared to $79,000 for 2000 and $39,000 for 1999. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

There were virtually no product sales for the years ended December 31, 2001 and 2000, as compared to $54,000 in 1999. In the past, product sales consisted of ProNectin F related product revenues and licensing fees. Sales prior to 1999 reflected disappointing market reception in the line of ProNectin products; as a result we discontinued related promotional expenditures to conserve cash. Sales in 1999 primarily reflect distributor-stocking orders. The manufacturing and marketing rights and the inventory for this product line were sold to Sanyo Chemical Industries, Ltd. in February 2000.

Research and development expenses for the year ended December 31, 2001 were $2,611,000, compared to $2,322,000 for 2000, and $2,799,147 in 1999. The fluctuations are primarily due to variations in clinical testing and regulatory consulting costs. The cost of conducting human clinical testing began at the end of 1999 for the female urinary incontinence bulking agent, and in 2001 for the dermal augmentation product. Other related expenses include expanded manufacturing capacity and manufacturing process validation, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave Inc.

Selling, general and administrative expenses for the year ended December 31, 2001 were $1,366,000, as compared to $1,366,000 for 2000, and $1,554,000 in 1999. These expenses have been lower in the past two years due to the corporate downsizing, and generally tighter cost management. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-

regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

For the year ended December 31, 2001, we recorded a net loss applicable to common shareholders of $3,424,000, or $.16 per share, as compared to $2,776,000, or $.16 per share for 2000, and $4,535,000, or $.36 per share for 1999. The difference between 2001 and 2000, on the one hand, and 1999, on the other hand, is primarily due to tighter cost management and license and contract fees received from collaborative partners. The 2001, 2000 and 1999 losses and per share calculations also include $278,000 in each year, of undeclared and/or paid dividends from our Preferred Stock.

We expect to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the successful continuation of the tissue augmentation program, product registration and the tissue adhesives program, as well as expected increases in our other research and development, manufacturing and business development activities. Our results depend in part on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. Our results will also fluctuate from period to period due to timing differences.

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, given the State of California’s continuing energy crisis, our utility costs have doubled over the past two months, and these increases are expected to continue for the foreseeable future. Based upon our earnings history, a valuation allowance of $15,275,612 is required to reduce our net deferred tax assets to the amount realizable.

Liquidity and Capital Resources

As of December 31, 2001, we had cash, cash equivalents and short-term investments totaling $234,000, as compared to $866,000 at December 31, 2000. As of December 31, 2001, we had a working capital deficiency of $585,000, compared to a working capital of $215,000 at December 31, 2000. In January 2002, we received $990,000 in additional capital from the exercise of outstanding common stock warrants.

We had no long-term capital lease obligations as of December 31, 2001 or December 31, 2000. For the year ended December 31, 2001, our cash expenditures for capital equipment and leasehold improvements totaled $110,000, compared with $45,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2002 for laboratory renovations and additional equipment required to meet GLP manufacturing regulations and production capacity as we scale up our manufacturing operations to meet product requirements for clinical testing. To the extent capital is available, we anticipate a significant increase in manufacturing-related equipment and leasehold improvement expenditures in 2002 and 2003 due to an increase in need for products for clinical testing and anticipated need for additional product manufacturing for European product sales. We may enter into additional capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of December 31, 2001, in combination with additional capital received in January 2002 and anticipated contract and licensing payments, will be sufficient to meet our anticipated capital requirements only through June 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are increasing our reimbursed services to Spine Wave, Inc., and we are currently in preliminary discussions with other potential collaborative partners. Based on the results of various materials evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary timeframe needed for continuing operations, or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

Accordingly, in an attempt to extend the time available to pursue alternatives, we now are evaluating other actions. These include a potential sale or merger of our company, significantly curtailing our operations, and possibly terminating the employment of some or all of our employees until such time as we are able to stabilize our financial situation. These latter actions, if undertaken, could extend our operations until September, 2002, but are likely to harm our business, and could lead to a near term cessation of our operations, if we are unable to attract additional capital. However, we believe that these curtailed operations and the commensurate reduced burn rate may be sufficient to allow us to advance FDA approved human safety studies for our dermal bulking product for use in cosmetic and reconstructive surgery, and/or for our urethral bulking agent for the treatment of female stress urinary incontinence. If successful, we will have achieved a major milestone in demonstrating the safety and initial effectiveness of our lead products, and of equal importance, demonstrating the safety of the underlying biomaterial, Polymer 47K, in humans, which has a number of other potential high-value biomedical applications.

Item 7.    Financial Statements

Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheet of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2001, and the related statements of income, retained earnings, and cash flows for the year then ended and for the period July 6, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Protein Polymer Technologies, Inc. as of December 31, 2000, were audited by Ernst & Young LLP whose report dated February 8, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period July 6, 1988 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating ($42,890,401) and without additional financing, lacks sufficient working capital to fund operations beyond June 2002, which raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The 2001 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PETERSON & CO.

San Diego, California
February 19, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development State Company) has reported accumulated losses during the development stage aggregating $(39,743,572) and without additional financing, lacks sufficient working capital to fund operations beyond March 2001, which raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

San Diego, California
February 8, 2001

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$234,271	$866,220
Other current assets	57,520	55,180

Total current assets	291,791	921,400
Deposits	29,679	71,177
Notes receivable from officers	—	140,000
Equipment and leasehold improvements, net	205,247	250,257

	$526,717	$1,382,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$356,942	$206,981
Accrued employee benefits	118,987	69,657
Other accrued expenses	43,398	47,418
Current portion capital lease obligations	—	25,088
Deferred revenue	333,333	333,333
Deferred rent	24,111	23,858

Total current liabilities	876,771	706,335
Long-term portion deferred revenue	—	333,334
Long-term portion deferred rent	48,222	72,333
Stockholders’ equity (deficit):
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 88,258 and 80,076 shares issued and outstanding at December 31, 2001 and 2000, respectively—liquidation	8,480,530	7,662,272
Common stock, $.01 par value, 60,000,000 shares authorized, 21,740,650 and 18,910,313 shares issued and outstanding at December 31, 2001 and 2000, respectively	217,418	189,115
Additional paid-in capital	33,794,177	32,163,017
Deficit accumulated during development stage	(42,890,401)	(39,743,572)

Total stockholders’ equity (deficit)	(398,276)	270,832

	$526,717	$1,382,834

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Years ended December 31,			For the period July 6, 1988 (inception) to December 31, 2001
	2001	2000	1999
Revenues:
Contract revenue	$783,334	$1,107,396	$2,320	$6,248,015
Interest income, net	40,778	79,087	39,343	1,240,137
Product and other income	5,950	3,012	54,304	693,279

Total revenues	830,062	1,189,495	95,967	8,181,431
Expenses:
Research and development	2,611,317	2,321,974	2,799,147	29,687,372
Selling, general and administrative	1,365,574	1,365,598	1,554,351	17,436,075

Total expenses	3,976,891	3,687,572	4,353,498	47,123,447

Net loss	(3,146,829)	(2,498,077)	(4,257,531)	(38,942,016)
Undeclared and/or paid dividends on preferred stock	277,639	277,639	277,639	5,794,932

Net loss applicable to common shareholders	$(3,424,468)	$(2,775,716)	$(4,535,170)	$(44,736,948)

Net loss per common share—basic and diluted	$(.16)	$(.16)	$(.36)

Shares used in computing net loss per common share—basic and diluted	20,964,233	17,771,744	12,570,987

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period July 6, 1988 (inception) to December 31, 2001

	Common stock		Preferred stock		Additional paid-in capital	Deficit accumulated during development stage	Receivables from stock	Total Stockholders equity
	Shares	Amount	Shares	Amount
Issuance of common stock at $.01 per share for cash	400,000	$4,000	—	$—	$—	$—	$—	$4,000
Issuance of common stock at $.62 per share for cash and receivables	1,116,245	11,162	—	—	681,838	—	—	693,000
Receivables from sale of common stock	—	—	—	—	—	—	(86,000)	(86,000)
Net loss	—	—	—	—	—	(322,702)	—	(322,702)

Balance at December 31, 1988	1,516,245	15,162	—	—	681,838	(322,702)	(86,000)	288,298
Repayment of receivables from sale of common stock	—	—	—	—	—	—	86,000	86,000
Issuance of common stock at $.62 per share	359,136	3,594	—	—	219,358	—	—	222,952
Net loss	—	—	—	—	—	(925,080)	—	(925,080)

Balance at December 31, 1989	1,875,381	18,756	—	—	901,196	(1,247,782)	—	(327,830)
Exercise of common stock options at $.01 per share for cash	60,000	600	—	—	—	—	—	600
Issuance of common stock at $.68 per share for cash and compensation	5,000	50	—	—	3,350	—	—	3,400
Common stock repurchased at $.01 per share for cash	(25,000)	(250)	—	—	—	—	—	(250)
Common stock issued at $.68 per share for cash and compensation	25,000	250	—	—	16,750	—	—	17,000
Net loss	—	—	—	—	—	(1,501,171)	—	(1,501,171)

Balance at December 31, 1990	1,940,381	19,406	—	—	921,296	(2,748,953)	—	(1,808,251)
Exercise of common stock options at $.68 per share for cash	5,000	50	—	—	3,350	—	—	3,400
Exercise of warrants for common stock	483,755	4,837	—	—	295,493	—	—	300,330
Conversion of notes payable to common stock	339,230	3,391	—	—	508,414	—	—	511,805
Conversion of notes payable to preferred stock	—	—	278,326	2,783	553,869	—	—	556,652
Issuance of preferred stock at $2.00 per share for cash, net of issuance costs	—	—	400,000	4,000	703,475	—	—	707,475
Issuance of warrants for cash	—	—	—	—	3,000	—	—	3,000
Issuance of warrants in connection with convertible notes payable	—	—	—	—	28,000	—	—	28,000
Net loss	—	—	—	—	—	(1,143,119)	—	(1,143,119)

Balance at December 31, 1991	2,768,366	27,684	678,326	6,783	3,016,897	(3,892,072)	—	(840,708)
Initial public offering at $6.50 per unit, net of issuance costs	1,667,500	16,676	—	—	8,911,024	—	—	8,927,700
Conversion of Series B preferred stock into common stock in connection with initial public offering	678,326	6,783	(678,326)	(6,783)	—	—	—	—
Conversion of Series A preferred stock into common stock at $1.13342 per share	713,733	7,137	—	—	1,717,065	—	—	1,724,202
Net loss	—	—	—	—	—	(3,481,659)	—	(3,481,659)

Balance at December 31, 1992	5,827,925	58,280	—	—	13,644,986	(7,373,731)	—	6,329,535
Exercise of common stock options at $.68 per share	3,000	30	—	—	2,010	—	—	2,040
Net loss	—	—	—	—	—	(3,245,436)	—	(3,245,436)

Balance at December 31, 1993	5,830,925	58,310	—	—	13,646,996	(10,619,167)	—	3,086,139
Issuance of preferred stock at $100 per share for cash, net of issuance costs	—	—	21,600	2,073,925	—	—	—	2,073,925
Net loss	—	—	—	—	—	(3,245,359)	—	(3,245,359)

Balance at December 31, 1994	5,830,925	58,310	21,600	2,073,925	13,646,996	(13,864,526)	—	1,914,705
Issuance of preferred stock at $100 per share for cash and cancellation of bridge loan, net of issuance costs	—	—	25,000	2,432,150	—	—	—	2,432,150
Series C dividends paid in Series D preferred stock	—	—	2,539	253,875	—	(253,875)	—	—
Interest paid in Series D preferred stock	—	—	48	4,795	—	—	—	4,795
Exercise of common stock options at $.53 per share	2,000	20	—	—	1,040	—	—	1,060
Net loss	—	—	—	—	—	(2,224,404)	—	(2,224,404)

Balance at December 31, 1995	5,832,925	$58,330	49,187	$4,764,745	$13,648,036	$(16,342,805)	—	$2,128,306

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
For the period July 6, 1988 (inception) to December 31, 2001

	Common stock		Preferred stock		Additional paid-in capital	Deficit accumulated during development stage	Receivables from stock	Total Stockholders equity
	Shares	Amount	Shares	Amount
Exercise of common stock warrants at $1.25 per share	932,960	$9,330	—	$—	$1,156,870	$—	$—	$1,166,200
Exercise of common stock warrants at $2.50 per share, net of issuance costs	322,663	3,226	—	—	779,413	—	—	782,639
Exercise of common stock warrants at $1.00 per share	25,000	250	—	—	24,750	—	—	25,000
Exercise of common stock options	136,000	1,360	—	—	91,650	—	—	93,010
Stock repurchases	(16,320)	(163)	—	—	(81,437)	—	—	(81,600)
Net loss	—	—	—	—	—	(2,864,432)	—	(2,864,432)

Balance at December 31, 1996	7,233,228	72,333	49,187	4,764,745	15,619,282	(19,207,237)	—	1,249,123
Issuance of common stock at $2.50 per share, net of issuance costs	1,904,000	19,040	—	—	4,601,322	—	—	4,620,362
Exercise of common stock options	28,000	280	—	—	20,200	—	—	20,480
Issuance of common stock under stock purchase plan	15,036	151	—	—	29,950	—	—	30,101
Conversion of Series D preferred stock into common stock	1,032,537	10,325	(20,973)	(2,097,342)	2,087,017	—	—	—
Series D dividends paid in common stock	207,921	2,079	—	—	420,262	(422,341)	—	—
Net loss	—	—	—	—	—	(4,453,933)	—	(4,453,933)

Balance at December 31, 1997	10,420,722	104,208	28,214	2,667,403	22,778,033	(24,083,511)	—	1,466,133
Issuance of common stock under stock purchase plan	36,715	368	—	—	38,010	—	—	38,378
Exercise of common stock options	12,000	120	—	—	7,920	—	—	8,040
Issuance of common stock at $1.60 per share, net of issuance costs	23,439	234	—	—	37,266	—	—	37,500
Issuance of Series E preferred stock, net of issuance costs	—	—	54,438	5,277,813	3,266,250	(3,266,250)	—	5,277,813
Grant of stock to finder	64,000	640	—	—	79,360	—	—	80,000
Conversion of Series D and E preferred stock into common stock	270,364	2,704	(3,450)	(344,990)	342,286	—	—	—
Net Loss	—	—	—	—	—	(5,638,203)	—	(5,638,203)

Balance at December 31, 1998	10,827,240	108,274	79,202	7,600,226	26,549,125	(32,987,964)	—	1,269,661
Issuance of common stock under stock purchase plan	19,429	194	—	—	15,111	—	—	15,305
Issuance of common stock and warrants for services rendered and debt issued	16,941	180	—	—	26,440	—	—	26,620
Issuance of Series G preferred stock, net of issuance costs	—	—	21,000	2,074,596	—	—	—	2,074,596
Conversion of Series E preferred stock into common stock	731,000	7,310	(9,138)	(913,750)	906,440	—	—	—
Exercise of common stock and Series E warrants at $.50 per share	1,848,900	18,489	—	—	905,961	—	—	924,450
Net Loss and comprehensive loss	—	—	—	—	—	(4,257,531)	—	(4,257,531)

Balance at December 31, 1999	13,443,510	134,447	91,064	8,761,072	28,403,077	(37,245,495)	—	53,101
Issuance of common stock under stock purchase plan	287,303	2,873	—	—	186,096	—	—	188,969
Issuance of warrants and stock options for services rendered	—	—	—	—	345,244	—	—	345,244
Exercise of common stock options	85,500	855	—	—	73,240	—	—	74,095
Exercise of common stock warrants at $.50 per share	4,215,000	42,150	—	—	2,065,350	—	—	2,107,500
Conversion of Series E preferred stock into common stock	879,000	8,790	(10,988)	(1,098,800)	1,090,010	—	—	—
Net Loss and comprehensive loss	—	—	—	—	—	(2,498,077)	—	(2,498,077)

Balance at December 31, 2000	18,910,313	$189,115	80,076	$7,662,272	$32,163,017	$(39,743,572)	$—	$270,832

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)
For the period July 6, 1988 (inception) to December 31, 2001

	Common stock		Preferred stock		Additional paid-in capital	Deficit accumulated during development stage	Receivables from stock	Total Stockholders equity
	Shares	Amount	Shares	Amount
Issuance of Series H preferred stock, net of issuance costs	—	—	12,182	1,218,258	—	—	—	1,218,258
Issuance of common stock under stock purchase plan	14,837	148	—	—	9,836	—	—	9,984
Issuance of stock options for services rendered	—	—	—	—	1,834	—	—	1,834
Exercise of common stock options	3,500	35	—	—	1,610	—	—	1,645
Exercise of common stock warrants at $.50 per share	2,492,000	24,920	—	—	1,221,080	—	—	1,246,000
Conversion of Series E preferred stock into common stock	320,000	3,200	(4,000)	(400,000)	396,800	—	—	—
Net Loss and comprehensive loss	—	—	—	—	—	(3,146,829)	—	(3,146,829)

Balance at December 31, 2001	21,740,650	$217,418	88,258	$8,480,530	$33,794,177	$(42,890,401)	$—	$398,276

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				For the period July 6, 1988 (inception) to December 31, 2001
	Years ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(3,146,829)	$(2,498,077)	$(4,257,531)	$(38,942,016)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock and warrants issued for services rendered and debt interest	1,836	345,244	26,620	472,676
Depreciation and amortization	154,601	155,060	264,541	2,202,499
Write-off of purchased technology	—	—	—	503,500
Changes in assets and liabilities:
Deposits	41,498	(35,000)	—	(29,679)
Notes receivable from officers	140,000	—	1,000	—
Other current assets	(2,340)	(5,914)	17,193	(57,520)
Accounts payable	149,961	(178,951)	(129,481)	356,942
Accrued employee benefits	49,330	(14,678)	(83,514)	118,987
Other accrued expenses	(4,020)	30,300	(4,456)	43,398
Deferred revenue	(333,334)	666,667	—	333,333
Deferred rent	(23,858)	218	35,305	72,333

Net cash used for operating activities	(2,973,155)	(1,535,131)	(4,130,323)	(34,925,547)

Investing activities
Purchase of technology	—	—	—	(570,000)
Purchase of equipment and improvements	(109,593)	(45,313)	(26,099)	(1,965,720)
Purchases of short-term investments	—	—	—	(16,161,667)
Sales of short-term investments	—	—	—	16,161,667

Net cash provided by (used for) investing activities	(109,593)	(45,313)	(26,099)	(2,535,720)

Financing activities
Net proceeds from issuance of common stock	1,257,629	2,370,565	939,755	21,165,860
Net proceeds from issuance of preferred stock	1,218,258	—	2,074,596	15,508,418
Net proceeds from convertible notes and detachable warrants	—	—	—	1,068,457
Payments on capital lease obligations	(25,088)	(79,593)	(85,385)	(288,770)
Payment on note payable	—	—	(150,000)	(242,750)
Proceeds from note payable	—	—	150,000	484,323

Net cash provided by financing activities	2,450,799	2,290,972	2,928,966	37,695,538
Net increase (decrease) in cash and cash equivalents	(631,949)	710,528	(1,227,456)	234,271
Cash and cash equivalents at beginning of the period	866,220	155,692	1,383,148	—

Cash and cash equivalents at end of the period	$234,271	$866,220	$155,692	$234,271

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,			July 6, 1988 (inception) to December 31, 2001
	2001	2000	1999
Supplemental disclosures of cash flow information
Equipment purchased by capital leases	$—	$—	$—	$288,772
Interest paid	19,490	7,204	19,983	144,605
Imputed dividend on Series E stock	—	—	—	3,266,250
Conversion of Series D preferred stock to common stock	—	—	—	2,142,332
Conversion of Series E preferred stock to common stock	400,000	1,098,800	913,750	2,712,550
Series D stock issued for Series C stock	—	—	—	2,073,925
Series C dividends paid with Series D stock	—	—	—	253,875
Series D dividends paid with common stock	—	—	—	422,341

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization and business activities

Protein Polymer Technologies, Inc. (the “Company”) was established to design, produce and market genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting clinical testing of its product candidates, exploring marketing channels and recruiting personnel.

Liquidity

As of December 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $234,000 as compared to $866,000 at December 31, 2000. As of December 31, 2001, the Company had a working capital deficiency of $585,000 compared to a working capital of $215,000 at December 31, 2000. In January 2002, the Company received $990,000 in additional capital from the exercise of outstanding common stock warrants (see Note 9 Subsequent Events).

The Company believes its available cash, cash equivalents and short-term investments, in combination with anticipated additional contract and license payments will be sufficient to meet its anticipated capital requirements through June 2002. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. During 2002, the Company believes that the possible exercise of existing warrants and the completion of a private equity financing could result in additional funds for continuing operations. Further, the Company is currently in discussions with a number of potential collaborative partners and, based on the results of various materials evaluations, funding in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Equipment and leasehold improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:

	December 31,
	2001	2000
Laboratory equipment	$1,773,230	$1,672,135
Office equipment	175,128	175,128
Leasehold improvements	306,132	297,635

	2,254,490	2,144,898
Less accumulated depreciation and amortization	(2,049,243)	(1,894,641)

	$205,247	$250,257

Research and Development Revenues and Expenses

Research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, we are not obligated to refund payments previously received. Milestone and license payments are recorded as revenue when received as they are not refundable and we have no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

Product revenue recognition

The Company recognizes revenue from product sales to customers when a contract is in place, the price is determined, shipment is made and collectibility is reasonably assured.

Accounting for Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations in accounting for its stock-based compensation. Under APB 25, if the exercise price of the employee stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with EITF 96-18, equity instruments issued to non-employees are recorded at fair value and recognized over the related service period. The effects of using the fair value accounting method, as described in SFAS Statement No. 123 are described below in Note 2.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net loss per common share

Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

The net loss per common share for the years ended December 31, 2001, 2000 and 1999 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2001, 2000 and 1999 has been adjusted for accumulated and/or paid dividends on the preferred stock.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company adopted this standard during 1998. For the years ended December 31, 2001, 2000 and 1999, we did not have any components of comprehensive income as defined in SFAS No. 130.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe its adoption will effect the Company’s financial statements.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and pertains to legal obligations related to retirement of long-lived assets that result from the acquisition, construction, development and the normal operations of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe its adoption will effect the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe its adoption will effect the Company’s financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenue and expense reported during the period. Actual results could differ from those estimates.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their future respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized in the future.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Stockholders’ Equity

Convertible Preferred Stock

On July 24, 2001, the Company had a private placement of 12,182 shares of Series H convertible Preferred Stock and warrants to purchase an aggregate of 304,550 shares of common stock with a small group of institutional and accredited investors in exchange for cash and convertible notes totaling $1.2 million.

Each share of Series H Preferred Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

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

During March 2001, we issued convertible notes to two current shareholders in exchange for a total of $800,000. The notes provided for an interest rate of 7% and both principal and interest were convertible into Series H Preferred Stock at a common equivalent price of $0.75 per share. The notes were converted in July 2001.

On August 16, 1999, we received $1,775,000 for 17,750 shares of Series G Preferred Stock from several institutional and accredited individual investors. On September 15, 1999, we received an additional $325,000 for 3,250 shares of Series G Preferred Stock, for a total of $2,100,000. Each share of Series G Convertible Preferred Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Preferred Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share.

In April 1999, we received approximately $508,000 from the exercise of redeemable publicly traded warrants originally issued as part of PPTI’s Initial Public Offering. Following the close of business on April 15, 1999, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, we received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of ours Series E Convertible Preferred Stock.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 1998, we raised approximately $5.4 million from the sale of 54,437 shares of our Series E Convertible Preferred Stock (“Series E Stock”) priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, we recorded a non-cash “imputed dividend” expense of $3,266,250 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series E Stock is convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments.

Each share of Series E Stock received two common stock warrants. One warrant is exercisable at any time for 40 shares of common stock at an exercise price of $2.50 per share, and expired approximately 18 months after the close of the offering; the other warrant was exercisable at any time for 20 shares of common stock at an exercise price of $5.00 per share, and expired approximately 36 months after the close of the offering. In addition, an 18 month warrant to acquire 200,000 common shares exercisable at $2.50 per share and a 36 month warrant to acquire 100,000 common shares exercisable at $5.00 per share were issued as a finder and document review fee paid to a lead investor. These warrants have now expired. An 18 month warrant to acquire 32,000 common shares exercisable at $2.50 per share, a 24 month warrant to acquire 16,000 common shares exercisable at $5.00 per share, and 5 year warrants to acquire an aggregate of 25,200 common shares exercisable at $2.50 per share were issued to certain persons for service as finders in relation to the private placement. The 18 month and 24 month warrants have now expired.

In connection with the above private placement, we issued 26,420 shares of its Series F Convertible Preferred Stock (“Series F Stock”) in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock (“Series D Stock”).

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by our Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at our option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if: (a) we complete a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. We have the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series DStock has a liquidation preference of $100 per share plus accumulated dividends.

The Series E Stock is convertible, at the option of the holder, into shares of our common stock, subject to anti-dilution adjustments, and has a preference in liquidation of $100 per share, but only after any preference

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

is paid or declared set apart for the Series D Stock. Our Series F Stock is equivalent to our Series E Stock with regard to liquidation preferences. All other terms of the Series F Stock remain the same as our Series D Stock.

Holders of the Series E Stock are entitled to receive dividends when and if declared by the Board of Directors; however, no such dividends will be declared or paid on the Series E Stock until the preferential cumulative dividends on the Series D and F Stock have been fully paid or declared and set apart. Automatic conversion of all Series E Stock will occur if: (a) we complete a public offering of common stock at a price of $7.50 or higher; or (b) the holders of more than 75% of outstanding Series E Stock elect to convert.

Series D, E and F Convertible Preferred Stock has been designated as non-voting stock.

Exercise and Exchange of Warrants

During March 2001, certain holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were due to expire in February, 2001, but which had been extended by the Board of Directors originally until February 2002. The original exercise price was $1.50 per share. As an inducement to exercise the warrant early, the Company offered to reduce the exercise price to $0.50 and offer each holder a new one year warrant for a similar number of shares at an exercise price of $1.00 per share. As a result we raised $1,246,000 (less expenses). The newly issued warrants will expire on the last day of February 2002.

Employee Stock Purchase Plan

In September 1996 we established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan (“Plan”). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee’s entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of our company. The Board may modify the Plan at any time. During 2001, a total of 14,837 shares were purchased under the Plan at prices ranging from $0.46 to $0.85. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

Stock Options

In June 1996, we adopted the 1996 Non-Employee Directors Stock Option Plan (“1996 Plan”), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of our company. Such grants of options to purchase 5,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Board (or a designated committee of the Board) administers the 1996 Plan. At December 31, 2001, 245,000 options to purchase common stock have been granted under the 1996 Plan.

We adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2001, options to purchase 760,300 shares of common stock were exercisable, and 194,000 shares were available for future grant.

We adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2001, options for 276,500 shares were exercisable.

Since inception, we have granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2001, options for 286,500 shares were exercisable.

The following table summarizes the Company’s stock option activity:

	Years ended December 31,
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	1,917,500	$1.22	1,998,000	$1.23	1,765,000	$1.51
Granted	521,500	$0.70	173,500	$1.07	548,500	$0.44
Exercised	(3,500)	$0.47	(85,500)	$0.87	—	—
Forfeited/Expired	(311,500)	$1.21	(168,500)	$1.52	(315,500)	$1.40

Outstanding—end of year	2,124,000	$1.09	1,917,500	$1.22	1,998,000	$1.23

Exercisable—end of year	1,568,300	$1.23	1,298,000	$1.34	1,152,000	$1.37

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The exercise prices for options outstanding as of December 31, 2001 range from $0.22 to $3.75. The weighted average remaining contractual life of these options is approximately 5.82 years.

Statement 123 pro forma information

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if we had accounted for employee stock options under the fair value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model. The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 5.0% for 2001, 5.50% for 2000 and 5.50% for 1999; a volatility factor of the expected market price of the Company’s common stock of 23% for 2001, 100% for 2000 and 100% for 1999; expected option lives of 5 years for 2001, 10 years for 2000, 5 years for 1999; and no dividend yields for all years.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. Our pro forma information is as follows:

	2001	2000	1999
Net loss as reported	$(3,424,467)	$(2,775,716)	$(4,535,170)
Net loss per share as reported	(0.16)	(0.16)	(0.36)
Net loss pro forma	(3,552,051)	(3,077,468)	(4,772,359)
Net loss per share pro forma	(0.17)	(0.17)	(.38)
Weighted average fair value per share of options granted during the year	$0.54	$0.95	$0.34

The pro forma effect on net loss for 2001, 2000 and 1999 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

3.    Stockholder Protection Agreement

In 1997, our Board of Directors adopted a Stockholder Protection Agreement (“Rights Plan”) that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

to protect stockholders in the event of an unsolicited attempt to acquire our company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of our outstanding shares of common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of our capital stock at a discounted price. The issuance of the Rights is not a taxable event, does not affect our reported earnings per share, and does not change the manner in which our common stock is traded.

4.    Note Receivable from Officer

A loan for $140,000, secured by a pledge of stock, was made to one of our officers on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrued at the annual rate of 8% on the unpaid principal balance. In July 1999, the loan term was extended until April 2005. The note and accumulated interest totaling $190,000 were repaid in December 2001.

5.    Commitments

We lease our office and research facilities totaling 27,000 square feet under an operating lease, which expires in May 2005. The facilities lease is subject to an annual escalation provision based upon the Consumer Price Index. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

Annual future minimum operating lease payments are as follows:

Year ending December 31,	Operating Leases
2002	461,782
2003	473,200
2004	487,396
2005	164,064

Total minimum operating lease payments	$1,586,442

Rent expense, net of rental income, was approximately $379,662, $367,415, $417,000, and $4,384,710 for the years ended December 31, 2001, 2000 and 1999 and for the period July 6, 1988 (inception) through December 31, 2001, respectively. Rental income was approximately $219,227, and $66,000 for the years ended December 31, 2001, and 2000, respectively, there was no rental income for 1999, and $285,227 for the period July 6, 1988 (inception) through December 31, 2001. The total minimum rentals to be received

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

in the future under non-cancelable subleases as of December 31, 2001 and through April 2005 approximates $524,400.

6.    Income Taxes

At December 31, 2001, we had net operating loss carryforwards of approximately $35,652,975 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, we had California net operating loss carryforwards of approximately $12,236,077. The California tax loss carryforwards continue to expire ($1,744,598 expired in 2001). The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, the required 50% limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

We also have federal and California research and development tax credit carryforwards of approximately $1,287,677 and $651,655, respectively, which will begin expiring in 2004 unless previously utilized.

As a result of an ownership change that occurred in January 1992, approximately $2,700,000 of our federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. However, we believe that such limitations will not have a material impact upon the utilization of the carryforwards.

Significant components of our deferred tax assets as of December 31, 2001 are shown below. A valuation allowance of $15,275,612 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$13,182,116	$11,990,000
Research and development credits	1,711,253	1,517,000
Other, net	382,243	436,000

Total deferred tax assets	15,275,612	13,943,000
Valuation allowance for deferred tax assets	(15,275,612)	(13,943,000)

Net deferred tax assets	$—	$—

7.    Employee Benefits Plan

On January 1, 1993, we established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year we may provide a discretionary matching contribution. As of December 31, 2001, we had not made a contribution to the 401(k) Savings Plan.

PROTEIN POLYMER TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Stock Purchase Agreement

On April 12, 2001, the Company entered into a stock purchase agreement with Spine Wave, Inc. (“Spine Wave”), a Delaware Corporation. The Company granted Spine Wave exclusive rights to certain of its intellectual property under a license agreement in exchange for 1,000,000 shares of common stock of Spine Wave. The license agreement also allows the Company to receive royalties of Spine Wave’s net sales of products. The Company will vest between 0% and 100% of its ownership interest in the common stock of Spine Wave based upon the occurrence of certain trigger events. As of December 31, 2001, the Company had not vested any of the common stock because none of the trigger events occurred.

In connection with the stock and license agreements, the Company also entered into a supply and services agreement and an escrow agreement with Spine Wave on April 12, 2001. As of December 31, 2001, the Company recorded revenue of $450,000 for payments received under this supply and services agreement.

9.    Subsequent Event

During January 2002, certain holders of those warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were originally due to expire in February, 2002. As noted above, the original exercise prices were $1.00 and $1.50 per share. As an inducement to exercise the warrants early, we offered to reduce the exercise price to $0.25 and offer each holder a new eighteen month warrant for a similar number of shares at an exercise price of $.40 per share. As a result, we raised $990,000 (less expenses). The newly issued warrants will expire on the last day of August 2003.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 9, 10, 11 and 12 are incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 2002.

Item 13.    Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2)  Financial Statements and Schedules

The Financial Statements are incorporated herein as a part of Item 7.

(a)(3)  Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description

3.1(6)	Certificate of Incorporation of the Company, as amended

3.1.1(13)	Certificate of Designation of Series E Convertible Preferred Stock.

3.1.2(13)	Certificate of Designation of Series F Convertible Preferred Stock.

3.1.3(14)	Certificate of Designation of Series G Convertible Preferred Stock.

3.1.4	Certificate of Designation of Series H Convertible Preferred Stock.

3.2(6)	Bylaws of the Company, as amended.

10.1(1)	1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

10.2(4)	1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

10.3(1)	Form of Employee’s Proprietary Information and Inventions Agreement.

10.4(1)	Form of Consulting Agreement.

10.5(1)	Form of Indemnification Agreement.

10.6(4)	License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

10.7(6)	Amended and Restated Registration Rights Agreement dated September 14, 1995, among the Company and the holders of its Series D Preferred Stock.

Exhibit Number	Description

10.8(6)	Securities Purchase Agreement related to the sale of the Company’s Series D Preferred Stock.

10.9(7)	Letter Agreement dated as of October 4, 1996 between the Company and MBF I, LLC (“MBF”) relating to the provision of consulting and advisory services.

10.10(7)	Form of Warrant with respect to a warrant for 50,000 shares issued to MBF, and to be used with respect to additional warrants which may be issued to MBF.

10.11(7)	Registration Rights Agreement dated as of October 4, 1996 between the Company and MBF.

10.12(7)	Securities Purchase Agreement dated as of January 6, 1997 among the Company and the investors named therein relating to the sale and purchase of 1,904,000 shares of the Company’s common stock.

10.13(8)	Lease, with exhibits, dated March 1, 1996 between the Company and Sycamore/San Diego Investors.

10.14(8)	Second Amendment to Lease between the Company and Sycamore/San Diego Investors, dated March 1, 1996.

10.15(8)	1996 Non-Employee Directors’ Stock Option Plan.

10.16(9)	Stockholder Protection Agreement, dated August 22, 1997, between the Company and Continental Stock Transfer & Trust Company as rights agent.

10.17(10)	Employee Stock Purchase Plan, together with Form of Stock Purchase Agreement.

10.18(10)	Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors

10.19(12)	First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.

10.20(13)
Securities Purchase Agreement related to the sale of the Company’s Series E Convertible Preferred Stock dated as of April 13, 1998 among the Company and Investors named therein related to the purchase of 54,437.50 shares of Series E Preferred Stock.

10.21(13)	Form of First Warrants to purchase Common Stock related to the sale of the Company’s Series E Preferred Stock.

10.22(13)	Form of Second Warrants to purchase Common Stock related to the sale of the Company’s Series E Preferred Stock.

10.23(13)
Letter of Agreement dated April 13, 1998 between the Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred Stock for a like number of shares of Series F Preferred Stock.

10.24(14)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock

Exhibit Number	Description

10.25(14)	Form of Warrant to Purchase Common Stock issued in connection with the Series G Preferred Stock

10.26(14)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent

10.27(15)	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.

10.28(15)	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

10.29(15)	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

10.30(15)	Employment Agreement, dated as of February 17, 2000, between the Company and J. Thomas Parmeter.

10.31(15)	Employment Agreement, dated as of February 17, 2000, between the Company and John E. Flowers.

10.32(15)	Employment Agreement, dated as of February 17, 2000, between the Company and Joseph Cappello.

10.33(15)	Employment Agreement, dated as of February 17, 2000, between the Company and Franco A. Ferrari.

10.34(15)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.

10.35(16)	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.

10.36(16)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.

10.37(17)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.

10.38	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.39	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.40	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.41	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.42	Amendment, dated as of February 17, 2000, to Employment Agreements shown above as exhibits 10.30, 10.31, 10.32 and 10.33

Exhibit Number	Description

23.1	Consent of Peterson & Co., Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43875) filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, 2, 3 and 4 thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992, respectively.

(2)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1992, as filed with the Commission on May 14, 1992.
(3)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1992, as filed with the Commission on November 13, 1992.
(4)	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 31, 1993.
(5)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994, as filed with the Commission on March 30, 1995.
(6)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on October 24, 1995.
(7)	Incorporated by reference to Registrant’s current Report on Form 8-K, as filed with the Commission on January 7, 1997.
(8)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on March 27, 1997.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Commission on August 27, 1997.
(10)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 9, 1998.
(11)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the Commission on May 14, 1998.
(12)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 13, 1998.
(13)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on April 9, 1999.
(14)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999.
(15)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on March 24, 2000.
(16)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Commission on February 22, 2001.
(17)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

By:	/s/ J. THOMAS PARMETER
J. Thomas Parmeter Chairman of the Board, Chief Executive Officer, President

March 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. THOMAS PARMETER J. Thomas Parmeter	Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)	May 15, 2002

/s/ JANIS Y. NEVES Janis Y. Neves	Director of Finance, Controller, and Assistant Secretary (Principal Financial Officer)	May 15, 2002

/s/ RICHARD ADELSON Richard Adelson	Director	May 15, 2002

/s/ PATRICIA J. CORNELL Patricia J. Cornell	Director	May 15, 2002

/s/ EDWARD E. DAVID Edward E. David, Ph.D.	Director	May 15, 2002

/s/ PHILIP J. DAVIS Philip J. Davis	Director	May 15, 2002

/s/ EDWARD J. HARTNET Edward J. Hartnett	Director	May 15, 2002

/s/ J. PAUL JONES J. Paul Jones, Ph.D.	Director	May 15, 2002

/s/ KERRY L. KUHN Kerry L. Kuhn, M.D.	Director	May 15, 2002

/s/ GEORGE R. WALKER George R. Walker	Director	May 15, 2002