Form 10QSB
period 2002-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2002-05-15
CIK 858155

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

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

                                 (858) 558-6064
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              -----     ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2002, 27,421,963 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                -----     -----

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets-
             March 31, 2002 and December 31, 2001...........................   3

         Condensed Statements of Operations-
             For the Three Months ended March 31, 2002 and 2001
             and the period July 6, 1988 (inception) to March 31, 2002......   4

         Condensed Statements of Cash Flows-
             For the Three Months ended March 31, 2002 and 2001
             and the period July 6, 1988 (inception) to March 31, 2002......   5

         Notes to Condensed Financial Statements............................   7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  13

         Signature..........................................................  14

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                    March 31,        December 31,
                                                                      2002               2001
                                                              -------------------------------------
Assets                                                             (unaudited)
Current assets:
Cash and cash equivalents                                     $      458,549       $     234,271
Other current assets                                                 214,620              57,520
                                                              -------------------------------------
Total current assets                                                 673,169             291,791
Deposits                                                              30,479              29,679
Equipment and leasehold improvements, net                            161,537             205,247
                                                              -------------------------------------
                                                              $      865,185       $     526,717
                                                              =====================================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                           $      260,313       $     356,942
   Accrued employee benefits                                         121,415             118,987
   Other accrued expenses                                             62,870              43,398
   Deferred revenue                                                  250,000             333,333
   Deferred rent                                                      24,111              24,111
                                                              -------------------------------------
Total current liabilities                                            718,709             876,771

   Long-term portion deferred rent                                    42,194              48,222

Stockholders' equity:
Convertible Preferred Stock, $.01 par value,
5,000,000 shares authorized, 84,758 and 88,258
shares issued and outstanding at March 31, 2002
and December 31, 2001, respectively;
liquidation preference of $8,475,800 and
$8,825,800 at March 31, 2002 and December 31,
2001, respectively                                                 8,130,530           8,480,530
Common stock, $.01 par value, 60,000,000 shares
authorized, 26,023,463 and 21,740,650 shares
issued and outstanding at March 31, 2002 and
December 31, 2001, respectively                                      260,246             217,418
Additional paid-in capital                                        35,071,094          33,794,177
Deficit accumulated during development stage                    (43,357,588)         (42,890,401)
                                                              -------------------------------------
Total stockholders' equity                                           104,282            (398,276)
                                                              -------------------------------------
                                                              $      865,185       $     526,717
                                                              =====================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                           For the period
                                                                                            July 6, 1988
                                                            Three months ended             (inception) to
                                                                 March 31,                    March 31,
                                                           2002              2001               2002
                                                     ------------------------------------------------------
Revenues:
   Contract revenue                                  $    469,577        $    83,333       $   6,717,592
   Interest Income                                          1,620              8,230           1,241,757
   Product and other income                                 1,500                 38             694,779
                                                     ------------------------------------------------------
Total revenues                                            472,697             91,601           8,654,128

Expenses:
   Research and development                               651,037            604,902          30,338,409
   Selling, general and administrative                    288,847            357,813          17,724,922
                                                     ------------------------------------------------------
Total expenses                                            939,884            962,715          48,063,331
                                                     ------------------------------------------------------

Net loss                                                 (467,187)          (871,114)        (39,409,203)

Undeclared, imputed and/or paid dividends on
preferred stock                                           68,459             68,459            5,863,391
                                                     ------------------------------------------------------


Net loss applicable to common shareholders           $   (535,646)      $   (939,573)       $ (45,272,594)
                                                     ======================================================

Basic and diluted net loss per common share          $      (0.02)      $      (0.05)
                                                     =================================

Shares used in computing basic and diluted
net loss per common share                              24,116,726         18,914,202
                                                     =================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                           For the period
                                                                                            July 6, 1988
                                                            Three months ended             (inception) to
                                                                 March 31,                    March 31,
                                                           2002              2001               2002
                                                      -----------------------------------------------------
Operating activities

Net loss                                              $ (467,187)       $ (871,114)       $(39,409,203)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for compensation and interest                     -                 -             472,676
Depreciation and amortization                             45,003            34,467           2,247,502
Write-off of purchased technology                              -                 -             503,500
Changes in assets and liabilities:
Deposits                                                    (800)           (2,800)            (30,479)
Other current assets                                    (157,100)            1,158            (214,620)
Accounts payable                                         (96,629)           37,899             260,313
Accrued employee benefits                                  2,428            17,190             121,415
Other accrued expenses                                    19,472            (9,685)             62,870
Deferred revenue                                         (83,333)          (83,334)            250,000
Deferred rent                                             (6,028)            2,249              66,305
                                                      -----------------------------------------------------
Net cash used for operating activities                  (744,174)         (873,970)        (35,669,721)

Investing activities

Purchase of technology                                         -                 -            (570,000)
Purchase of equipment and improvements                    (1,293)                -          (1,967,013)
Purchases of short-term investments                            -                 -         (16,161,667)
Sales of short-term investments                                -                 -          16,161,667
                                                      -----------------------------------------------------
Net cash provided by (used for) investing
activities                                            $   (1,293)       $        -        $ (2,537,013)

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  Condensed Statements of Cash Flows, continued
                                   (unaudited)

                                                                                           For the period
                                                                                            July 6, 1988
                                                            Three months ended             (inception) to
                                                                 March 31,                    March 31,
                                                           2002              2001               2002
                                                      -----------------------------------------------------
Financing activities
Net proceeds from exercise of options and
warrants, and sale of common stock                    $ 969,745          $ 1,250,620        $ 22,135,605
Net proceeds from issuance and conversion of
preferred stock                                               -                    -          15,508,418
Net proceeds from convertible notes and
detachable warrants                                           -                    -           1,068,457
Payment on capital lease obligations                          -              (20,971)           (288,770)
Payment on note payable                                       -                    -            (242,750)
Proceeds from note payable                                    -              800,000             484,323
                                                      -----------------------------------------------------
Net cash provided by financing activities               969,745            2,029,649          38,665,283
                                                      -----------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                             224,278            1,155,679             458,549

Cash and cash equivalents at beginning of
period                                                  234,271              866,220                   -
                                                      -----------------------------------------------------
Cash and cash equivalents at end of period            $ 458,549          $ 2,021,899        $    459,549
                                                      =====================================================
Supplemental disclosures of cash flow
information
Equipment purchased by capital leases                 $       -          $         -        $    288,772
Interest paid                                             3,924                  449             148,529
Imputed dividend on Series E stock                            -                    -           3,266,250
Conversion of Series D preferred stock to
common stock                                                  -                    -           2,142,332
Conversion of Series E preferred stock to
common stock                                            400,000                    -           3,112,550
Series D stock issued for Series C stock                                                       2,073,925
Series C dividends paid with Series D stock                   -                    -             253,875
Series D dividends paid with common stock             $       -          $         -        $    422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 2002

1.   Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

Both the basic and diluted loss per share for the three months ended March 31, 2002 and 2001 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their effect is anti-dilutive, there is no difference between the basic and diluted loss per share calculations.

4.   Revenue and Expense Recognition

License fees and research and development contract revenues are recorded as earned based on the performance requirements of the contracts. If the research and development activities are not successful, we are not obligated to refund payments previously received. Milestone payments are recorded as revenue when received as they are not refundable and we have no future performance obligations. Payments received in advance of amounts earned are recorded as deferred revenue. Research and development costs are expensed as incurred.

5.   Exercise and Exchange of Series G Warrants

During January 2002, certain holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were due to expire in February 2002. The original exercise price was $0.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.25 and offer each holder a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result we raised $990,000 (less expenses). The newly issued warrants will expire on the last day of August 2003.

6.   Expanded Spine Wave, Inc. Relationship

On March 17, 2002, we executed additional agreements with Spine Wave, Inc. that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. In a related transaction, Spine Wave announced that it had raised approximately $15 million through the sale of Series A Preferred Stock. Under the amended Supply and Services Agreement between the Company and Spine Wave, PPTI, on behalf of Spine Wave, is proceeding with preclinical safety and performance studies of the device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. We estimate we will receive from Spine Wave approximately $1.5 million in R&D payments over the next year, exclusive of the preclinical study costs. During the subsequent period leading to regulatory marketing approvals, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

7.   Liquidity

We believe our existing available cash and cash equivalents as of March 31, 2002, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until July 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials technology. Since 1992, we have focused primarily on developing materials technology and products to be used in the surgical repair, augmentation, and regeneration of tissue: surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; drug delivery formulations; and surgical adhesion barriers. We have been unprofitable to date, and as of March 31, 2002 had an accumulated deficit of $ 43,357,588.

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

Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our biomaterials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive development payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we joined with Windamere Venture Partners to establish a new company, Spine Wave, Inc., that will provide us with both near term research and development support and eventually potential royalties on the sale of licensed products. Except for the industrial products, we have retained manufacturing rights.

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

During January 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in February, 2002 The original exercise price was $0.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.25 and offered each holder a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result we raised $990,000 (less expenses). The newly issued warrants will expire on the last day of August 2003.

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

Back pain is the leading cause for healthcare expenditures in the United States. According to a 2000 Viscogliosi Bros., LLC, Spine Industry report, back pain results in more than $50 billion in direct and indirect medical expense. Despite the invasive surgery associated with many spinal procedures, such as spinal fusion, the worldwide spinal market represents more than $2 billion in revenues, growing at a rate of over 25% annually. It is the fastest growing major segment of the orthopedic industry.

In many instances, spinal fusion is a procedure of last resort, since it destroys the natural function and mobility of the spine by replacing the shock absorbing intervertebral disc with metal and/or bone. Currently, there are no approved products to replace or restore the function of the invertebral disc that has degenerated, or to intervene in the degenerative process. Using our patented technology, we are developing a product (the Injectable Disc Nucleus) designed to restore natural disc function by replacing or augmenting the natural disc nucleus that has degenerated or that has been surgically removed in a discectomy procedure. The product has the potential to be used independently in minimally invasive outpatient procedures as well as in combination with traditional open procedures.

As a result of the agreements we executed, Spine Wave has acquired a license to our technology for use in spinal and other defined orthopedic applications. We received approximately 33% of the founding stock in Spine Wave and will receive royalties on the sale or sublicensing of licensed products. In addition to the License Agreement, we agreed in a separate Supply and Services Agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing, and ultimately for commercial sale. If we are unable to meet the requirements for product delivery, we agreed to make the manufacturing methods and materials available to Spine Wave as specified in a separate Escrow Agreement. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

On March 17, 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. In a related transaction, Spine Wave announced that it had raised approximately $15 million through the sale of Series A Preferred Stock. Spine Wave also recently completed the acquisition of VERTx, Inc. Formed in 2001, VERTx is an orthopedic company developing products to improve the repair of vertebral fractures due to injury and aging. This acquisition significantly broadens Spine Wave's technology base and gives it a platform in two of the fastest growing segments of the spine industry - disc repair and vertebral compression fracture treatment.

Under the amended Supply and Services Agreement, the Company on behalf of Spine Wave is proceeding with preclinical safety and performance studies of the device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. We estimate we will receive from Spine Wave approximately $1.5 million in R&D payments over the next year, exclusive of the preclinical study costs. During the subsequent period leading to regulatory marketing approvals, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

As of March 31, 2002, we had cash and cash equivalents totaling $459,000. We believe our available cash and cash equivalents, accounts receivable, and future contractual research and development payments will be sufficient to meet our anticipated capital requirements until July 2002. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

Results of Operations

The Company received $470,000 in contract and licensing revenue for the three months ended March 31, 2002 as compared to $83,000 in contract and licensing revenue for the three months ended March 31, 2001. The contract and licensing revenue primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our potential incontinence product in Europe and Australia, and payments from Spine Wave, Inc. for research and development associated with the development of a product for the repair of spinal disks for the treatment of lower back pain. The increase in contract and licensing revenue over the three month period primarily reflects contractual research and development revenue from Spine Wave which did not begin until the second quarter of 2001.

Interest income was $2,000, for the three months ended March 31, 2002 versus $8,000 for the same period in 2001.

Research and development expenses for the three months ended March 31, 2002 were $651,000 compared to $605,000 for the same period in 2001. We expect, in general, that our research and development, human clinical testing, and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months ended March 31, 2002 were $289,000 as compared to $358,000 for the same period in 2001. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development, regulatory and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended March 31, 2002, we recorded a net loss applicable to common shareholders of $(535,646), or $0.02 per share as compared to a loss of $(939,573), or $0.05 per share for the same period in 2000. Also included in each of the three month periods of 2002 and 2001 were $68,000, for undeclared dividends related to our preferred stock.

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

To date we believe that inflation and changing prices have not had a material effect on our continuing operations. However, the sharp rise in utility costs may have an impact in the future. In addition, following the tragic events of September 11, we are being notified by our various insurance carriers to expect both changes in coverage and/or increased rates.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $459,000 as compared to $234,000 at December 31, 2001. As of March 31, 2002, we had working capital of $(46,000) as compared to $(585,000) at December 31, 2001.

We had no long-term debt obligations as of March 31, 2002 or as of December 31, 2001. We had $(1,293) in expenditures for capital equipment and leasehold improvements for the three months ending March 31, 2002, compared to zero for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements until July 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. However, there can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

         None

b.   Reports on Form 8-K

 The Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROTEIN POLYMER TECHNOLOGIES, INC.


Date:    May 15, 2002                      By  /s/  J. Thomas Parmeter
                                               -----------------------
                                              J. Thomas Parmeter
                                              Chairman of the Board, Chief
                                              Executive Officer, President


Date:    May 15, 2002                      By  /s/  Janis Y. Neves
                                                  -------------------
                                              Janis Y. Neves
                                              Director of Finance, Controller
                                              and Assistant Secretary

                                  EXHIBIT INDEX


Exhibit                                           Sequentially
Number        Description                         Numbered Page
-------       -----------                         -------------
              None