Form 10QSB
period 2002-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2002-08-14
CIK 858155

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                  For the quarterly period ended June 30, 2002


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the transition period from ___________________ to __________________

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002, 27,438,759 shares of common stock were outstanding.


Transitional Small Business Disclosure Format (check one):     Yes       No  X
                                                                  -----    -----


================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX




                                                                                                        Page No.
                                                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

               Condensed Balance Sheets -
                      June 30, 2002 and December 31, 2001  ..................................................3

               Condensed Statements of Operations -
                      For the Three Months and Six Months ended June 30, 2002 and 2001 and the period July 6, 1988 (inception) to June 30, 2002...............................4

               Condensed Statements of Cash Flows -
                      For the Six Months ended June 30, 2002 and 2001 and the
                      period July 6, 1988 (inception) to June 30, 2002.......................................5

               Notes to Condensed Financial Statements.......................................................7

Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........................................9


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders..........................................13

Item 6.        Exhibits and Reports on Form 8-K.............................................................13

               Signature....................................................................................14

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets


                                                                  June 30,       December 31,
                                                                    2002             2001
                                                              -----------------------------------
Assets                                                           (unaudited)
Current assets:
Cash and cash equivalents                                     $       567,267  $       234,271
Other current assets                                                   33,986           57,520
                                                              -----------------------------------
Total current assets                                                  601,253          291,791

Deposits                                                               30,479           29,679
Equipment and leasehold improvements, net                             142,994          205,247
                                                              -----------------------------------
                                                              $       774,726  $       526,717
                                                              ===================================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                           $       566,614  $       356,942
   Accrued employee benefits                                          111,024          118,987
   Other accrued expenses                                              38,610           43,398
   Deferred revenue                                                   166,667          333,333
   Deferred rent                                                       24,111           24,111
                                                              -----------------------------------
Total current liabilities                                             907,026          876,771


   Long-term portion deferred rent                                     36,166           48,222



Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 76,121 and 88,258 shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively;
liquidation preference of $7,612,100 and $8,825,800 at June
30, 2001 and December 31, 2001, respectively                        7,266,780        8,480,530
Common stock, $.01 par value, 60,000,000 shares authorized,
27,438,759 and 21,740,650 shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively                     274,399          217,418

Additional paid-in capital                                         35,952,780       33,794,177
Deficit accumulated during development stage                      (43,662,425)     (42,890,401)

                                                              -----------------------------------
Total stockholders' equity                                           (168,466)        (398,276)
                                                              -----------------------------------
                                                              $       774,726  $       526,717
                                                              ===================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)


                                                                                              For the period
                                                                                               July 6, 1988
                                                                                              (inception) to
                                   Three months ended               Six months ended             June 30,
                                        June 30,                        June 30,
                                  2002            2001             2002            2001             2002
                            ----------------------------------------------------------------------------------
Revenues:
   Contract revenue         $      943,764  $      183,333   $    1,413,342   $      266,667  $    7,661,357
   Interest income                   2,016          18,452            3,636           26,681       1,243,773
   Product and other income              -               -            1,500               38         694,779
                            ------------------------------- -------------------------------- -----------------
Total revenues                     945,780         201,785        1,418,478          293,386       9,599,909

Expenses:
   Research and development        872,719         597,619        1,523,757        1,202,521      31,211,129
   Selling, general and
   administrative                  377,898         404,831          666,745          762,643      18,102,820
                            ------------------------------- -------------------------------- -----------------
Total expenses                   1,250,617       1,002,450        2,190,502        1,965,164      49,313,949
                            ------------------------------- -------------------------------- -----------------


Net loss                          (304,837)       (800,665)        (772,024)      (1,671,778)    (39,714,040)
Undeclared, imputed and/or
   paid dividends on
   preferred stock                  69,220          69,220          137,678          137,678       5,932,610
                            ------------------------------- -------------------------------- -----------------

Net loss applicable to
   common shareholders      $     (374,057) $     (869,885)  $     (909,702)  $   (1,809,456) $  (45,646,650)
                            =================================================================================


Basic and diluted net loss
   per common share         $        (0.01) $        (0.04)  $        (0.04)  $        (0.09)
                            =================================================================


Shares used in computing
   basic and diluted net
   loss per common share        27,000,455      21,571,994       25,566,557       20,250,395
                            =================================================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                     For the period
                                                                                      July 6, 1988
                                                           Six months ended          (inception) to
                                                               June 30,                 June 30,
                                                       2002              2001             2002
                                                  -----------------------------------------------------
Operating activities
Net loss                                          $     (772,024)  $   (1,671,778)   $  (39,714,040)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Stock issued for compensation and interest                 -                -           472,676
    Depreciation and amortization                         87,534           68,428         2,290,033
    Write-off of purchased technology                          -                -           503,500
    Changes in assets and liabilities:
      Deposits                                              (800)          (2,800)          (30,479)
      Other current assets                                23,533           (2,898)          (33,987)
      Accounts payable                                   209,672           (1,805)          566,614
      Accrued employee benefits                           (7,963)          30,562           111,024
      Accrued interest payable                                 -           14,575                 -
      Other accrued expenses                              (4,787)          (8,349)           38,610
    Deferred revenue                                    (166,667)        (166,667)          166,667
    Deferred rent                                        (12,056)           2,312            60,277
                                                  -----------------------------------------------------
 Net cash used for operating activities                 (643,558)      (1,738,420)      (35,569,105)

Investing activities
Purchase of technology                                         -                -          (570,000)
Purchase of equipment and improvements                   (25,280)         (41,636)       (1,991,000)
Purchases of short-term investments                            -                -       (16,161,667)
Sales of short-term investments                                -                -        16,161,667

                                                  -----------------------------------------------------
Net cash used for investing activities            $      (25,280)  $      (41,636)   $   (2,561,000)


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                     For the period
                                                                                      July 6, 1988
                                                           Six months ended          (inception) to
                                                               June 30,                 June 30,
                                                       2002              2001             2002
                                                  -----------------------------------------------------

Financing activities
Net proceeds from exercise of options and
  warrants, and sale of common stock              $    1,001,834   $    1,252,898    $   23,381,444
Net proceeds from issuance and conversion of
  preferred stock                                              -                -        14,294,668
Net proceeds from convertible notes and
  detachable warrants                                          -                -         1,068,457
Payment on capital lease obligations                           -          (25,088)         (288,770)
Payment on note payable                                        -                -          (242,750)
Proceeds from note payable                                     -          800,000           484,323
                                                  --------------------------------------------------


Net cash provided by financing activities              1,001,834        2,027,810        38,697,372

                                                  --------------------------------------------------


Net increase in cash and cash equivalents                332,996          247,754           567,267

Cash and cash equivalents at beginning of
  period                                                 234,271          866,220                 -

                                                  --------------------------------------------------


Cash and cash equivalents at end of period        $      567,267   $    1,113,974    $      567,267

                                                  ==================================================


Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases             $            -   $            -    $      288,772
Interest paid                                                723              509           145,328
Imputed dividend on Series E stock                             -                -         3,266,250
Conversion of Series D preferred stock to
  common stock                                                 -                -         2,142,332
Conversion of Series E preferred stock to
  common stock                                           643,750          200,000         3,356,300
Conversion of Series G preferred stock to
  common stock                                           570,000                -           570,000
Series D stock issued for Series C stock                       -                -         2,073,925
Series C dividends paid with Series D stock                    -                -           253,875
Series D dividends paid with common stock         $            -   $            -    $      422,341


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                  June 30, 2002

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the six months ended June 30, 2002 and 2001 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 2002 and the results of operations for the three months and the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

Both the basic and diluted loss per share for the six months ended June 30, 2002 and 2001 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their effect is anti-dilutive, there is no difference between the basic and diluted loss per share calculations.

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

5. Expanded Spine Wave, Inc. Relationship

On March 17, 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. In a related transaction, Spine Wave raised approximately $18 million through the sale of Series A Preferred Stock, and also completed the acquisition of VERTx, Inc. Under the amended Supply and Services Agreement, PPTI, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of the device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approvals, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

6.  Liquidity

We believe our existing available cash and cash equivalents as of June 30, 2002, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until September 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue: surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; drug delivery formulations; and surgical adhesion barriers. We have been unprofitable to date, and as of June 30, 2002 had an accumulated deficit of $(43,662,425).

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

To the extent sufficient capital resources are available, we continue to research the use of our protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices.

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

We are aggressively pursuing domestic and international patent protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 23 patents to us. In addition, we have filed corresponding patent applications in other relevant commercial jurisdictions.

During January 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in February, 2002. The original exercise price was $0.50 per share. As an inducement to exercise the warrant early, we offered to reduce the exercise price to $0.25 and offered each holder a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result we raised $990,000 (less expenses). The newly issued warrants will expire on the last day of August 2003.

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

On March 17, 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended Supply and Services Agreement, PPTI, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of the device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. We now project we will receive from Spine Wave approximately $2.0 million in research and development payments in 2002, exclusive of the pre-clinical study costs. During the subsequent period leading to regulatory marketing approvals, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization.

As of June 30, 2002, we had cash and cash equivalents totaling $567,267. We believe our available cash and cash equivalents, accounts receivable, and future contractual research and development payments will be sufficient to meet our anticipated capital requirements until September 2002. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

Results of Operations

We received $943,764 in contract and licensing revenue for the three months ended June 30, 2002 as compared to $183,333 for the three months ended June 30, 2001. For the six months ended June 30, 2002, we received $1,413,342 as compared to $266,667 for the same period in 2001. The contract and licensing revenue primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our potential incontinence product in Europe and Australia. The contract and licensing revenue also includes payments from our affiliate, Spine Wave, Inc., for research and development associated with the development of a product for the repair of spinal disks for the treatment of lower back pain. The increase in contract and licensing revenue over the six month period primarily reflects a March 17, 2002 revision in our Supply and Services Agreement with Spine Wave, that provides for an increase in research and development services and payments in support of the pre-clinical development of the spinal disc nucleus replacement product currently under development.

Interest income was $2,016 and $3,636, respectively, for the three months and six months ended June 30, 2002 versus $18,452 and $26,681 for the same periods in 2001.

Research and development expenses for the three months ended June 30, 2002 were $872,719, compared to $597,619 for the same period in 2001. Research and development expenses for the six-month period ended June 30, 2002 were $1,523,757 as compared to $1,202,521 for the same period in 2001. The increase in research and development expenditures primarily reflects increased pre-clinical costs associated with the development of the spinal disc nucleus replacement product. This is in preparation for Spine Wave's filing of an Investigational Device Exemption for the spinal product with the Food and Drug Administration requesting approval to begin human clinical testing. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months and the six months ended June 30, 2002 were $377,898 and $666,745, respectively, as compared to $404,831 and $762,643 for the same periods in 2001. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended June 30, 2002, we recorded a net loss applicable to common shareholders of $374,057, or $0.01 per share as compared to a loss of $869,885 or $0.04 per share for the same period in 2001. For the six-month period ended June 30, 2002, our net loss applicable to common shareholders was $909,702, or $0.04 per share as compared to $1,809,456, or $0.09 per share for the same period in 2001. Also included in each of the three month periods of 2002 and 2001 were $69,220 and $137,678 for each of the six-month periods, respectively, for undeclared dividends related to our preferred stock.

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

To date we believe that inflation and changing prices have not had a material effect on our continuing operations. However, the sharp rise in utility costs may have a greater impact in the future.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $567,267 as compared to $234,271 at December 31, 2001. As of June 30, 2002, we had working capital of ($305,773) as compared to ($584,980) at December 31, 2001.

We had no long-term debt obligations as of June 30, 2002 or as of December 31, 2001. We had $25,280 in expenditures for capital equipment and leasehold improvements for the six months ending June 30, 2002, compared to $41,636 for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

Due to increases in contractual research and development payments, we have been able over the past six months to substantially reduce our cash burn rate. As a result our predicted cash requirements for the remainder of 2002 are lower than in previous periods. We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements until September 2002. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. There can be no assurance, however, that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

                           PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on May 17, 2002. Proposals I, II and III were approved. The results are as follows:

    Proposal I

          The following directors were elected at the meeting to serve a one-year term as directors:


                                                                 Authority
                                                 For              Withheld
    ----------------------------------------------------------------------------

    J. Thomas Parmeter                       20,842,024            84,500
    Edward E. David                          20,842,024            84,500
    George R. Walker                         20,842,024            84,500
    Richard Adelson                          20,596,024           330,500
    J. Paul Jones                            20,842,024            84,500
    Philip J. Davis                          20,842,024            84,500
    Edward J. Hartnett                       20,842,024            84,500
    Kerry L. Kuhn                            20,596,024           330,500


    Proposal II

          Ratification of appointment of Peterson & Co. as the Company's independent auditors for fiscal year 2002.

    For                                  Against              Abstained
    ----------------------------------------------------------------------------
    20,584,115                           323,483               18,926


    Proposal III

          Approval and adoption of the 2002 Stock Option Plan.

    For                                  Against              Abstained
    ----------------------------------------------------------------------------
    16,247,321                           623,012               14,500


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b.  Reports on Form 8-K

              Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PROTEIN POLYMER TECHNOLOGIES, INC.



Date:    August 14, 2002            By  /s/  J. Thomas Parmeter
                                        -------------------------------
                                             J. Thomas Parmeter
                                             Chairman of the Board, Chief
                                             Executive Officer, President


Date:    August 14, 2002            By  /s/  Janis Y. Neves
                                        -------------------
                                             Janis Y. Neves
                                             Director of Finance, Controller
                                             and Assistant Secretary

                                  EXHIBIT INDEX


Exhibit                                                                             Sequentially
Number        Description                                                           Numbered Page
------        -----------                                                           -------------


  99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.              16
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

  99.2        Certification of Director of Finance (Principal Financial Officer)          17
              pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002