Form 10QSB
period 2002-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2002-11-13
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2002, 27,449,028 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX



                                                                                           Page No.
                                                                                           --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

               Condensed Balance Sheets -
                      September 30, 2002 and December 31, 2001  .................................3

               Condensed Statements of Operations -
                      For the Three Months and Nine Months ended September 30, 2002 and 2001 and the period July 6, 1988 (inception) to September 30, 2002..............4

               Condensed Statements of Cash Flows -
                      For the Nine Months ended September 30, 2002 and 2001
                      and the period July 6, 1988 (inception) to September 30, 2002..............5

               Notes to Condensed Financial Statements...........................................7

Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................9


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.................................................15

               Signatures.......................................................................16

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........17

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                September 30,    December 31,

                                                                    2002             2001
                                                              -----------------------------------

Assets                                                           (unaudited)
Current assets:
Cash and cash equivalents                                     $       666,067   $      234,271
Other current assets                                                  122,537           57,520
                                                              -----------------------------------
Total current assets                                                  788,604          291,791

Deposits                                                               30,479           29,679
Equipment and leasehold improvements, net                             108,662          205,247
                                                              -----------------------------------

                                                              $       927,745   $      526,717
                                                              ===================================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                           $       265,243   $      356,942
   Accrued employee benefits                                          100,249          118,987
   Other accrued expenses                                              53,474           43,398
   Deferred revenue                                                    83,333          333,333
   Deferred rent                                                       54,250           24,111
                                                              -----------------------------------
Total current liabilities                                             556,549          876,771


   Long-term portion deferred rent                                          -           48,222


Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 76,121 and 88,258 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively;
  liquidation preference of $7,612,100 and $8,825,800 at
  September 30, 2002 and December 31, 2001, respectively            7,266,780        8,480,530
Common stock, $.01 par value, 60,000,000 shares authorized,
  29,724,028 and 21,740,650 shares issued and outstanding at
  September 30, 2002 and December 31, 2001, respectively              297,252          217,418

Additional paid-in capital                                         36,615,307       33,794,177
Deficit accumulated during development stage                      (43,808,143)     (42,890,401)
                                                              -----------------------------------
Total stockholders' equity                                           (371,196)        (398,276)
                                                              -----------------------------------

                                                              $       927,745   $      526,717

                                                              ===================================

   See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)


                                                                                             For the period
                                                                                              July 6, 1988
                                                                                             (inception) to
                                   Three months ended               Nine months ended         September 30,
                                     September 30,                    September 30,
                                  2002            2001             2002            2001           2002
                            ----------------------------------------------------------------------------------

Revenues:
   Contract revenue         $      713,742  $      283,333   $    2,127,084   $      550,000  $    8,375,099
   Interest income                   1,058          12,175            4,695           38,857       1,244,832
   Product and other income              -               -            1,500               38         694,779
                            ----------------------------------------------------------------------------------
Total revenues                     714,800         295,508        2,133,279          588,895      10,314,710

Expenses:
   Research and development        556,916         677,861        2,080,673        1,880,382      31,768,045
   Selling, general and
   administrative                  303,602         299,845          970,347        1,062,490      18,406,422
                            ----------------------------------------------------------------------------------
Total expenses                     860,518         977,706        3,051,020        2,942,872      50,174,467
                            ----------------------------------------------------------------------------------

Net loss                          (145,718)       (682,198)        (917,741)      (2,353,977)    (39,859,757)
Undeclared, imputed and/or
  paid dividends on
  preferred stock                   69,980          69,980          207,659          207,659       6,002,591
                            ----------------------------------------------------------------------------------

Net loss applicable to
  common shareholders       $     (215,698) $     (752,178)  $   (1,125,400)  $   (2,561,636) $  (45,862,348)

                            ==================================================================================

Basic and diluted net loss
  per common share          $       (0.01)  $       (0.03)   $        (0.04)  $       (0.12)
                            =================================================================

Shares used in computing
  basic and diluted net
  loss per common share         29,713,871      21,735,420       26,964,186       20,749,940
                            =================================================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                             For the period
                                                                              July 6, 1988
                                                    Nine months ended        (inception) to
                                                      September 30,           September 30,
                                                  2002             2001            2002
                                             --------------------------------------------------

Operating activities
Net loss                                     $     (917,741) $   (2,353,977) $  (39,859,757)
Adjustments to reconcile net loss to net
  cash used for operating activities:
    Stock issued for compensation and
      interest                                            -               -         472,676
    Depreciation and amortization                   123,697         107,828       2,326,196
    Write-off of purchased technology                     -               -         503,500
    Changes in assets and liabilities:
      Deposits                                         (800)         (2,800)        (30,479)
      Other current assets                          (65,017)        (53,687)       (122,537)
      Accounts payable                              (91,701)        (15,641)        265,241
      Accrued employee benefits                     (18,738)         39,540         100,249
      Other accrued expenses                        (10,077)         (3,819)         53,475
    Deferred revenue                               (250,000)       (250,001)         83,333
    Deferred rent                                   (18,083)          1,283          54,250
                                             --------------------------------------------------
 Net cash used for operating activities          (1,228,306)     (2,531,274)    (36,153,853)

Investing activities
Purchase of technology                                    -               -        (570,000)
Purchase of equipment and improvements              (27,112)        (99,669)     (1,992,832)
Purchases of short-term investments                       -               -     (16,161,667)
Sales of short-term investments                           -               -      16,161,667
                                             --------------------------------------------------
Net cash used for investing activities       $      (27,112) $      (99,669) $   (2,562,832)

      See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                             For the period
                                                                              July 6, 1988
                                                    Nine months ended        (inception) to
                                                      September 30,           September 30,
                                                  2002             2001            2002
                                             --------------------------------------------------

Financing activities
Net proceeds from exercise of options and
  warrants, and sale of common stock         $    1,687,214  $    1,255,228  $   24,006,824
Net proceeds from issuance and conversion of
  preferred stock                                         -       1,218,258      14,294,668
Net proceeds from convertible notes and
  detachable warrants                                     -               -       1,068,457
Payment on capital lease obligations                      -         (25,088)       (288,770)
Payment on note payable                                   -               -        (242,750)
Proceeds from note payable                                -               -         484,323
                                             --------------------------------------------------
Net cash provided by financing activities         1,687,214       2,448,398      39,382,752
                                             --------------------------------------------------

Net increase in cash and cash equivalents           431,796        (182,545)        666,067

Cash and cash equivalents at beginning of
  period                                            234,271         866,220               -
                                             --------------------------------------------------
Cash and cash equivalents at end of period   $      666,067  $      683,675  $      666,067
                                             ==================================================

Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases        $            -  $            -  $      288,772
Interest paid                                           723           3,924         145,328
Imputed dividend on Series E stock                        -               -       3,266,250
Conversion of Series D preferred stock to
  common stock                                            -               -       2,142,332
Conversion of Series E preferred stock to
  common stock                                      643,750         400,000       3,356,300
Conversion of Series G preferred stock to
  common stock                                      570,000               -         570,000
Series D stock issued for Series C stock                  -               -       2,073,925
Series C dividends paid with Series D stock               -               -         253,875
Series D dividends paid with common stock    $            -  $            -  $      422,341


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                               September 30, 2002

1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the nine months ended September 30, 2002 and 2001 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 2002 and the results of operations for the three months and the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

2.  New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. There was no financial impact as a result of the adoption. The Company will apply its provisions to future impairments or disposals of long-lived assets as they occur.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or its results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

3.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. The loss figures used for this calculation recognize accumulated dividends on the Company's Series D and Series F Preferred Stock. Such dividends are payable when declared by the Board of Directors in cash or common stock.

4.  Basic and Diluted Loss Per Share

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

Both the basic and diluted loss per share for the nine months ended September 30, 2002 and 2001 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their effect is anti-dilutive, there is no difference between the basic and diluted loss per share calculations.

5.  Revenue and Expense Recognition

Research and development contract revenues are recorded as earned in accordance with the terms and performance requirements of the contracts. If the research and development activities are not successful, we are not obligated to refund payments previously received. Fees from the sale or license of technology are recognized on a straight-line basis over the term required to complete the transfer of technology or the substantial satisfaction of any performance related responsibilities. License fee payments received in advance of amounts earned are recorded as deferred revenue. Milestone payments are recorded as revenue based upon the completion of certain contract specified events that measure progress toward completion under certain long term contracts. Royalty revenue related to licensed technology is recorded when earned and in accordance with the terms of the license agreement. Research and development costs are expensed as incurred.

6.  Expanded Spine Wave, Inc. Relationship

On March 17, 2002, we executed additional agreements with Spine Wave, Inc. that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended Supply and Services Agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of the injectable spinal disc nucleus device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approvals, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are fully reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the nine months ended September 30, 2002, we received $1,877,084 in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to research and development resources performing collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of the three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) acceptance of the investigational device exemption application by the Food and Drug Administration (150,000 shares); and (iii) completion of certain manufacturing arrangements and production of certain quantities of product (150,000 shares). As of September 30, 2002, none of the performance goals had been completed.

7.  Exercise of Warrants

During January 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in February 2002. The original exercise price was $0.50 per share. As an inducement to exercise the warrant early, we offered each holder a reduced exercise price of $0.25 and the issuance of a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result we raised $990,000. The newly issued warrants will expire on the last day of August 2003.

In August 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in August 2003. The original exercise price was $0.40 per share. As an inducement to exercise the warrant early, we offered each holder a reduced exercise price of $0.30 per share and the issuance of a new warrant for a similar number of shares at an exercise price of $0.10 per share. As a result we raised $682,500. The newly issued warrants will expire on the last day of August 2003.

8.  Liquidity

We believe our existing available cash and cash equivalents as of September 30, 2002, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until January 2003. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of September 30, 2002 had an accumulated deficit of $(43,808,143).

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

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures, and tissue adhesive formulations for the repair of spinal discs damaged due of injury or aging. We currently are devoting the majority of our resources to the development and registration of these products.

Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our biomaterials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive milestone payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we joined with Windamere Venture Partners to establish a new company, Spine Wave, Inc., that will provide us with both near term research and development support and eventually royalties on the sale of licensed products. Except for the industrial products, we have retained manufacturing rights.

Significant Collaborative Agreements

Our collaborative development agreements generally contain provision for specific payments for defined activities, services, royalties on the sales of developed products, and/or the accomplishment of performance benchmarks. These agreements also may provide for equity investments or other financial incentives. Technology license agreements usually are associated with collaborative development agreements, but occasionally we will agree to a license without an accompanying development agreement.

Spine Wave
----------

In April 2001, we joined with Windamere Venture Partners and affiliates to form a new orthopedic company, Spine Wave, Inc. ("Spine Wave"), to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As a result of the endeavor, we entered into an exclusive, worldwide license agreement with Spine Wave in exchange for one million shares of the founding common stock in Spine Wave, valued initially at $10,000. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

In connection with the license agreement, we entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse us for both our direct costs and the associated overhead costs for the services provided. During 2001, we recognized contract revenues of $450,000 related to activities performed under the collaborative agreement.

In March 2002, we executed additional agreements with Spine Wave, Inc. that expanded our contractual research and development relationship, and that provided us with additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended Supply and Services Agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of the injectable spinal disc nucleus device to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are fully reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the nine months ended September 30, 2002, we received $1,877,084 in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of the three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) acceptance of the investigational device exemption application by the Food and Drug Administration (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of September 30, 2002, none of the performance goals had been completed.

License Agreements

License agreements usually include provision for up-front compensation and eventual royalties on the sale of licensed products. Terms of license agreements typically commence as of the date executed and continue for a period of the greater of twenty (20) years from execution date or the date upon which the last of the patented technology under license expires.

Sanyo Chemical Industries, Ltd.
-------------------------------

In February 2000, we sold our in vitro cell culture business to Sanyo Chemical Industries, Ltd., ("Sanyo"). Under the terms of the agreement, Sanyo purchased a license to our in vitro cell culture technology and existing product inventory for $280,000. As a result of the arrangement, we recognized $280,000 in revenue in the first quarter of 2000 as the licensed technology was transferred to Sanyo upon execution of the agreement and without further obligation on our part.

Femcare, Ltd.
-------------

In January 2000, we entered into a strategic alliance agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement,

Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from us to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for 2000 and 2001, and $250,000 for the nine months ended September 30, 2002. In accordance with the agreement, we will receive a royalty on net product sales generated by Femcare, and we have the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

Genencor International, Inc.
----------------------------

In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care. As a result of the agreements, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

In return for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, we are entitled to receive up to $5 million in milestone payments associated with Genencor's achievement of various product development milestones incorporating the licensed technology. In connection with the license agreement, Genencor received warrants to acquire up to $1 million of our common stock. The warrants are exercisable within four years of the agreement date and at a price of 110% of the average over the counter market price during a five-day period immediately preceding the agreement date. As a result of the collaboration, we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase our common stock valued at $319,000) in 2000. The agreement terminates on the date of expiration of the last remaining patent.


Research and Development

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. We hope to begin pivotal clinical testing during the summer of 2003. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2006. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million. Femcare, Ltd., our licensee for this product in Europe and Australia, has advised us that commercialization of the product in Europe potentially can occur 12 to 18 months in advance of U.S. commercialization.

Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We hope to begin pivotal clinical testing during the summer of 2003. We expect these trials, including patient follow-up, will take approximately 15 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in 2005. The pivotal clinical trial is estimated to cost approximately $2.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Thus contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the nine month period ended September 30, 2002 and for the period of project inception to date are approximately $1,877,084 and $2,272,084, respectively.

To the extent sufficient capital resources are available, we continue to research the use of our protein polymers for other tissue repair and medical device applications, principally for use in tissue engineering matrices and drug delivery devices. Our strategy for most of our programs is to enter into collaborative development agreements with product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development reimbursements and milestone payments, the Company expects to continue incurring operating losses for the next several years.

We are aggressively pursuing domestic and international patent protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, methods for preparing synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products incorporating such materials and methods for their use. To date, the United States Patent and Trademark Office ("USPTO") has issued 24 patents to us. In addition, we have filed corresponding patent applications in other relevant commercial jurisdictions.

As of September 30, 2002, we had cash and cash equivalents totaling $666,067. We believe our available cash and cash equivalents, accounts receivable, and future contractual research and development payments will be sufficient to meet our anticipated capital requirements until January 2003. We will continue to attempt to raise additional funds for continuing operations through private or public offerings and collaborative agreements. See "Liquidity and Capital Resources" below for additional information and a description of the associated risks.

Results of Operations

We received $713,742 in contract and licensing revenue for the three months ended September 30, 2002 as compared to $283,333 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we received $2,127,084 as compared to $550,000 for the same period in 2001. The contract and licensing revenue for the three months and the nine months ended September 30, 2002 primarily represents $83,333 and $250,000, respectively, from Femcare Ltd. (the amortized portion of an up-front license payment of $1 million being recognized ratably over a period of three years ending in January of 2003) for the commercial rights to our potential incontinence product in Europe and Australia, and payments totaling $630,409 and $1,877,084, respectively, from Spine Wave, Inc. for research and development services associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain. The increase in contract and licensing revenue over the nine-month period, as compared to the same period in 2001, primarily reflects a March 17, 2002 amendment in our Supply and Services Agreement with Spine Wave (Amendment No. 1), that provides for an increase in research and development services and payments in support of the pre-clinical development of the injectable spinal disc nucleus product.

Interest income was $1,058 and $4,695, respectively, for the three months and nine months ended September 30, 2002 versus $12,175 and $38,857 for the same periods in 2001.

Research and development expenses for the three months ended September 30, 2002 were $556,916, compared to $677,861 for the same period in 2001. Research and development expenses for the nine-month period ended September 30, 2002 were $2,080,673 as compared to $1,880,382 for the same period in 2001. The increase in research and development expenditures for the nine-month period in 2002 primarily reflects increased pre-clinical costs associated with the development of the spinal disc nucleus replacement product. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months and the nine months ended September 30, 2002 were $303,602 and $970,347, respectively, as compared to $299,845 and $1,062,490 for the same periods in 2001. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended September 30, 2002, we recorded a net loss applicable to common shareholders of $215,698, or $0.01 per share, as compared to a loss of $752,178, or $0.03 per share for the same period in 2001. For the nine-month period, our net loss applicable to common shareholders was $1,125,400, or $0.04 per share as compared to $2,561,636, or $0.12 per share for the same period in 2001. Also included in each of the three month periods of 2002 and 2001 were

$69,220, and $207,659 for each of the nine-month periods, respectively, for undeclared dividends related to our preferred stock.

In general, there can be significant fluctuation in revenue from quarter to quarter due to variability in outside contract and licensing payments. In general, we expect to incur increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in our soft tissue augmentation program's development, manufacturing and business development activities, and the initiation of new tissue adhesive product development activities. Our financial results depend on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors.

To date we believe that inflation and changing prices have had only a modest effect on our continuing operations. However, the sharp rise in utility costs may have a greater impact in the future.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $666,067 as compared to $234,271 at December 31, 2001. As of September 30, 2002, we had working capital of $232,055 as compared to ($584,980) at December 31, 2001.

We had no long-term debt obligations as of September 30, 2002 or as of December 31, 2001. We had $27,112 in expenditures for capital equipment and leasehold improvements for the nine months ending September 30, 2002, compared to $99,669 for the same period last year. We are expecting to increase our capital expenditures in the next few quarters (to the extent additional capital is obtained), as we improve existing space to expand capacity to meet materials manufacturing requirements for clinical testing. We may also enter into capital lease arrangements if available at appropriate rates and terms.

Due to increases in contractual research and development payments, we have been able over the past nine months to substantially reduce our cash burn rate. As a result our predicted cash requirements for the remainder of 2002 are lower than in previous periods. We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements until January 2003. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. There can be no assurance, however, that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits

               10.43 Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.

               10.44 Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.

               10.45 Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        b.     Reports on Form 8-K

               Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROTEIN POLYMER TECHNOLOGIES, INC.



    Date:    November 13, 2002          By  /s/  J. Thomas Parmeter
                                            -----------------------
                                               J. Thomas Parmeter
                                               Chairman of the Board, Chief
                                               Executive Officer, President


    Date:    November 13, 2002          By  /s/  Janis Y. Neves
                                            -------------------
                                               Janis Y. Neves
                                               Director of Finance, Controller
                                               and Assistant Secretary

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Thomas Parmeter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Protein Polymer Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ J. Thomas Parmeter
----------------------
J. Thomas Parmeter
Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Janis Y. Neves, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Protein Polymer Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Janis Y. Neves
------------------
Janis Y. Neves
Director of Finance

                                  EXHIBIT INDEX



Exhibit
Number     Description
------     -----------


  10.43 Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.

  10.44 Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.

  10.45 Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company

  99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002