Form 10KSB/A
period 2002-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-03-05
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-KSB/A
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

Explanatory Note

This Amendment No. 1 to Protein Polymer Technologies, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001 amends Item 13 and Exhibits 10.38, 10.39, 10.40 and 10.41 to update Item 13(a)(3) and revise Exhibits 10.38, 10.39, 10.40 and 10.41 to disclose additional portions of the exhibits for which we had originally requested confidential treatment.

Except as noted herein, Protein Polymer Technologies, Inc.'s December 31, 2001 Annual Report on Form 10-KSB remains as originally filed with the Securities and Exchange Commission on March 18, 2002.

Item 13.    Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2)  Financial Statements and Schedules

The Financial Statements are incorporated herein as a part of Item 7.

(a)(3)  Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description

3.1(6)	Certificate of Incorporation of the Company, as amended

3.1.1(13)	Certificate of Designation of Series E Convertible Preferred Stock.

3.1.2(13)	Certificate of Designation of Series F Convertible Preferred Stock.

3.1.3(14)(18)	Certificate of Designation of Series G Convertible Preferred Stock.

3.1.4	Certificate of Designation of Series H Convertible Preferred Stock.

3.2(6)	Bylaws of the Company, as amended.

10.1(1)	1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

10.2(4)	1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

10.3(1)	Form of Employee’s Proprietary Information and Inventions Agreement.

10.4(1)	Form of Consulting Agreement.

10.5(1)	Form of Indemnification Agreement.

10.6(4)	License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

10.7(6)	Amended and Restated Registration Rights Agreement dated September 14, 1995, among the Company and the holders of its Series D Preferred Stock.

Exhibit Number	Description

10.8(6)	Securities Purchase Agreement related to the sale of the Company’s Series D Preferred Stock.

10.9(7)	Letter Agreement dated as of October 4, 1996 between the Company and MBF I, LLC (“MBF”) relating to the provision of consulting and advisory services.

10.10(7)	Form of Warrant with respect to a warrant for 50,000 shares issued to MBF, and to be used with respect to additional warrants which may be issued to MBF.

10.11(7)	Registration Rights Agreement dated as of October 4, 1996 between the Company and MBF.

10.12(7)	Securities Purchase Agreement dated as of January 6, 1997 among the Company and the investors named therein relating to the sale and purchase of 1,904,000 shares of the Company’s common stock.

10.13(8)	Lease, with exhibits, dated March 1, 1996 between the Company and Sycamore/San Diego Investors.

10.14(8)	Second Amendment to Lease between the Company and Sycamore/San Diego Investors, dated March 1, 1996.

10.15(8)	1996 Non-Employee Directors’ Stock Option Plan.

10.16(9)	Stockholder Protection Agreement, dated August 22, 1997, between the Company and Continental Stock Transfer & Trust Company as rights agent.

10.17(10)	Employee Stock Purchase Plan, together with Form of Stock Purchase Agreement.

10.18(10)	Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors

10.19(12)	First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.

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

10.24(14)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock

Exhibit Number	Description

10.25(14)	Form of Warrant to Purchase Common Stock issued in connection with the Series G Preferred Stock

10.26(14)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent

10.27(15)**	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.

10.28(15)**	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

10.29(15)**	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

10.30(15)	Employment Agreement, dated as of February 17, 2000, between the Company and J. Thomas Parmeter.

10.31(15)	Employment Agreement, dated as of February 17, 2000, between the Company and John E. Flowers.

10.32(15)	Employment Agreement, dated as of February 17, 2000, between the Company and Joseph Cappello.

10.33(15)	Employment Agreement, dated as of February 17, 2000, between the Company and Franco A. Ferrari.

10.34(15)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.

10.35(16)**	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.

10.36(16)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.

10.37(17)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.

10.38**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.39**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.40**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.41**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.42(18)	Amendment, dated as of February 17, 2000, to Employment Agreements shown above as exhibits 10.30, 10.31, 10.32 and 10.33

Exhibit Number	Description

23.1(18)	Consent of Peterson & Co., Independent Auditors

23.2(18)	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43875) filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, 2, 3 and 4 thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992, respectively.

(2)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1992, as filed with the Commission on May 14, 1992.
(3)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1992, as filed with the Commission on November 13, 1992.
(4)	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 31, 1993.
(5)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994, as filed with the Commission on March 30, 1995.
(6)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on October 24, 1995.
(7)	Incorporated by reference to Registrant’s current Report on Form 8-K, as filed with the Commission on January 7, 1997.
(8)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on March 27, 1997.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Commission on August 27, 1997.
(10)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 9, 1998.
(11)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the Commission on May 14, 1998.
(12)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 13, 1998.
(13)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on April 9, 1999.
(14)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999.
(15)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on March 24, 2000.
(16)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Commission on February 22, 2001.
(17)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.
(18)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on March 18, 2002.
**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Commission.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

By:	/s/ J. THOMAS PARMETER
J. Thomas Parmeter Chairman of the Board, Chief Executive Officer, President

March 5, 2003

EXHIBIT INDEX

Exhibit Number	Description
10.38**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.39**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.40**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

10.41**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.