Form 10QSB/A
period 2002-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-03-05
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                  FORM 10-QSB/A


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

                                Explanatory Note

        This Amendment No. 1 to Protein Polymer Technologies, Inc.'s Quarterly Report on Form 10-QSB for the period ended September 30, 2002 amends Item 6 and Exhibits 10.43 and 10.44 to update Item 6(a) and revise Exhibits 10.43 and 10.44 to disclose additional portions of the exhibits for which we had originally requested confidential treatment.

        Except as noted herein, Protein Polymer Technologies, Inc.'s Quarterly Report on Form 10-QSB for the period ended September 30, 2002 remains as originally filed with the Securities and Exchange Commission on November 13, 2002.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits

               10.43** Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.

               10.44** Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.

               10.45(1) Warrant to Purchase Shares of Common Stock of Spine
                        Wave, Inc. issued to the Company

               99.1(1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2(1) Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registrant's Report on Form 10-QSB for the period ended September 30, 2002 as filed with the Commission on November 13, 2002.

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


                                        PROTEIN POLYMER TECHNOLOGIES, INC.



    Date:    March 5, 2003              By  /s/  J. Thomas Parmeter
                                            -----------------------
                                               J. Thomas Parmeter
                                               Chairman of the Board, Chief
                                               Executive Officer, President


    Date:    March 5, 2003              By  /s/  Janis Y. Neves
                                            -------------------
                                               Janis Y. Neves
                                               Director of Finance, Controller
                                               and Assistant Secretary

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Thomas Parmeter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Protein Polymer Technologies, Inc.;

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


Date: March 5, 2003


/s/ J. Thomas Parmeter
----------------------
J. Thomas Parmeter
Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Janis Y. Neves, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Protein Polymer Technologies, Inc.;

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


Date: March 5, 2003


/s/ Janis Y. Neves
------------------
Janis Y. Neves
Director of Finance

                                  EXHIBIT INDEX



Exhibit
Number     Description
------     -----------


  10.43** Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.

  10.44** Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.



----------
** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.