Form 10KSB
period 2002-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-03-28
CIK 858155

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        For the fiscal year ended December 31, 2002

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


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The issuer's revenues for the most recent fiscal year were $3,018,881.


The aggregate market value of the voting common stock held by non-affiliates of the issuer on February 25, 2002 was $12,706,375. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.


The number of shares of the registrant's common stock outstanding as of February 25, 2002 was 29,763,535.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:


Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003 with respect to the registrant's 2003 Annual Meeting of Stockholders.


Transitional Small Business Disclosure Format:     Yes           No   X
                                                      --------     --------
================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------

PART I..........................................................................     2

    Item 1.  Description of Business............................................     2

    Item 2.  Description of Property............................................    14

    Item 3.  Legal Proceedings..................................................    14

    Item 4.  Submission of Matters to a Vote of Security Holders................    14


PART II.........................................................................    15

    Item 5.  Market for Common Equity and Related
             Stockholder Matters................................................    15

    Item 6.  Management's Discussion and Analysis...............................    17

    Item 7.  Financial Statements...............................................    F-1

    Item 8.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................    23


PART III........................................................................    23

    Item 9.  Directors, Executive Officers; Compliance with Section 16(c) of the
             Exchange Act.......................................................    23

    Item 10. Executive Compensation.............................................    23

    Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters....................................    23

    Item 12. Certain Relationships and Related Transactions.....................    23

    Item 13. Exhibits and Reports on Form 8-K...................................    23

    Item 14. Controls and Procedures............................................    28

    Signatures..................................................................    29

                                     PART I

Item 1. Business

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

Company Background

        Protein Polymer Technologies, Inc., a Delaware corporation, is a development-stage biotechnology company incorporated on July 6, 1988. We are engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing materials technology and products to be used for:

        o       soft tissue augmentation;

        o       tissue adhesives and sealants;

        o       wound healing support; and

        o       drug delivery devices.

        We have also developed coating technology that can efficiently modify and improve the surface properties of traditional biomedical devices. Our primary goal is to develop medical products for use inside the body with significantly improved patient outcomes as compared to current products and practices.

        We began studies to identify our most promising materials technology for use in soft tissue augmentation products in 1996. In December 1999, we initiated human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. This pilot clinical study is ongoing. The investigational device exemption approved by the U.S. Food and Drug Administration ("FDA") allows us to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined.

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

        In January 2000, we entered into an agreement with Femcare, Ltd. for the commercialization of our incontinence product in Europe and Australia. Under the agreement, Femcare is responsible for clinical testing, regulatory approval, and product sales and marketing within Europe and Australia, and we are responsible for product manufacturing. We will receive royalties on the sale of the licensed product, if any, and we have the right to ultimately supply materials for commercial product sales. Contingent on successful clinical trials, we expect commercialization of the product to begin in Europe at least one year before approval for marketing the product in the United States could be obtained. We are continuing discussions with other companies to establish strategic alliances for commercializing our incontinence product in the U.S. and other markets outside Europe and Australia.

        The soft tissue augmentation materials technology underlying the incontinence product has the potential to be effective and desirable in a number of other clinical applications. In November 2000, the FDA approved our investigational device exemption to begin human clinical testing of a tissue augmentation product based on this technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.). In April 2001, we initiated human clinical testing of the product. This pilot clinical study is ongoing.

        We estimate that approximately 350,000 cosmetic tissue augmentation procedures using injected materials (e.g. collagen, fat) were performed in the U.S in 1998, having grown over 20% compared to 1996. With a product demonstrating greater durability than currently available materials, we believe the number of procedures could grow dramatically.

        Between 1994 and 1997, our efforts were focused predominantly on the development of tissue adhesive and sealant technology. We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We remain committed to the commercial development of our tissue adhesive and sealant technology and have worked to determine the most significant market and product opportunities for its use.

        In April 2001, we entered into agreements with Spine Wave, Inc. to develop and commercialize an injectable protein-based formulation for the repair of damaged or deteriorated spinal discs. Based on our proprietary tissue adhesive technology, the product under development has the potential to be an effective outpatient surgical treatment for chronic low back pain.

        Low back pain is the leading cause for healthcare expenditures in the United States and the fastest growing major segment of the orthopedic industry, with a market of $2.1 billion in revenues and a growth rate of more than 25% annually, according to a February 2000 Viscogliosi Bros., LLC., Spine Industry Analysis Series report. The leading surgical treatments for spine include spinal fusions, discectomies, and laminectomies, but the market for disc replacement and repair is expected to grow more rapidly than other treatments as new products are approved over the next five years. Within the overall spine market, it is estimated that the potential market for treatment or replacement of spinal discs will surpass $1 billion by 2007.

        As a result of the agreements we executed, Spine Wave has acquired an exclusive, worldwide license to our technology for use in spinal and other defined orthopedic applications. In return, we received equity in Spine Wave, we will receive royalties on the sale or sublicensing of licensed products, if any, and we have the right to ultimately supply materials for commercial product sales. In addition to the license agreement we agreed, in a separate supply and services agreement, to provide Spine Wave with a variety of research and development services and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. We expect our work with Spine Wave will lead to a product for spinal disc repair in human clinical testing during 2003.

        In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-
year option to initiate development of products in the field of non-medical personal care. As a result of the agreement, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

        Our cash balance as of December 31, 2002 was $734,000. In March 2003, we received $3,005,000 (less expenses) from the sale of Series I Preferred Stock and associated warrants. We believe this amount in combination with continuing contractual commitments is sufficient to meet our anticipated capital requirements through April 2004. Substantial additional capital resources will be required to fund our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in preliminary discussions with potential financing sources and collaborative partners and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations. (See the Liquidity and Capital Resources section of Management's Discussion and Analysis for further discussion.)

        To the extent sufficient resources are available, we continue to research the use of our technology for other tissue repair and medical device applications, principally for use in supporting the wound healing process, including devices based on tissue engineering, and in drug delivery devices.

Technology

        We are focused on developing products to improve medical and surgical outcomes, based on an extensive portfolio of proprietary biomaterials. Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic. It involves the response of the living system to the materials (e.g., biocompatibility) and the response of the materials to the living system (e.g., degradation). The requirements for performance within this demanding biological environment have been a critical factor in limiting the myriad of possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful in medical devices implanted within the body.

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

        We have demonstrated an ability to create materials that:

        o       combine properties of different proteins found in nature;
        o       reproduce and amplify selected activities of natural proteins;
        o       eliminate undesired properties of natural proteins; and
        o       incorporate synthetic properties via chemical modifications.

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

Fundamental Protein Polymers

        Our primary products under development are based on protein polymers combining selected properties from two of the most extraordinary structural proteins found in nature: silk and elastin. Silk, based upon its crystalline structure, has long been known as an incredibly strong material, and has a long history of medical use in humans as a material for sutures. Elastin fibers are one of the most remarkable rubber-like materials ever studied. Found in human tissues such as skin, lungs and arteries, elastin fibers must expand and contract over a lifetime, and can be extended nearly three times their resting length without damaging their flexibility.

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

Product Candidates and Anticipated Markets

        Our technology and materials have the potential to create products useful in a variety of medical markets. Our current development efforts are principally focused on preparations for scale-up and validation of manufacturing processes for our hydrogel bulking agents for soft tissue augmentation and our work for Spine Wave on a product for spinal disc repair. Opportunities for research and development of product candidates for other medical uses continue to be evaluated, particularly those based on our tissue adhesive and sealant technology.

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

        In August 1999, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product's safety and efficacy in December 1999. Through our partner, Femcare, European clinical trials were initiated at the end of 2001. We project expanding into a multi-site pivotal clinical study in 2004, to the extent resources are available.

        In November 2000, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We began pilot clinical testing of the product's safety and efficacy in April 2001. We project expanding into a multi-site pivotal clinical study in 2004, to the extent resources are available.

        Tissue Adhesives and Sealants

        Certain tissue adhesives and sealants that seek to avoid the limitations of sutures, staples, pins and screws have been developed and marketed for a number of years outside the United States by other parties. In

1998, the FDA approved two such products for certain uses in the U.S. DermaBond(TM), a cyanoacrylate adhesive, was approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form brittle plastics that do not resorb. These limitations restrict their use to bonding the outer surfaces of skin together. Tisseel(TM), a fibrin sealant, was approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

        A third category of tissue adhesives combines natural proteins such as collagen or albumin with aldehyde cross-linking agents. Such products have been marketed in Europe for limited life-threatening indications and the FDA approved one such product, BioGlue(R), in 2001 for use as an adjunct to sutures and staples in open surgery to repair large arteries. The aldehyde cross-linking agents employed (i.e. glutaraldehyde, formaldehyde) in such products are known to cause adverse tissue reactions. Additional adhesive and/or sealant products employing other polymer systems and cross-linking agents have also been approved in the U.S. or are under development.

        We are seeking to develop tissue adhesives and sealants that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and fast setting times of cyanoacrylates. Unique features include significant elasticity within the adhesive matrix (to move as tissues move) and the capability of tailoring the resorption rate of the adhesive matrix with the rate at which the wound heals. A non-resorbable adhesive or sealant can only be used where the damaged tissues will not heal. Otherwise, a barrier to wound healing is unavoidably created.

        We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We have worked to determine the specific markets and products providing the most significant opportunities for the use of our adhesive and sealant technology.

        Our tissue adhesive technology combines a protein polymer designed specifically to react with a cross-linking agent under physiological conditions. These two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues. Chemical cross-linking of the protein polymer allows for the development of a hydrogel with much more robust mechanical properties than can be achieved with the protein polymer alone (i.e., in comparison to our bulking agents). We are conducting pre-clinical tests of such adhesive formulations.

        As a result of our evaluations of the medical market needs, the properties achievable with our technology, and the capabilities of competitive technologies, we initially focused our product development interests on certain orthopedic applications, particularly those related to the repair of the spinal disc for the treatment of chronic low back pain.

        Beginning in April 2001, Spine Wave has funded our efforts to develop an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. Based on our proprietary tissue adhesive technology, the product under development has potential to be an effective outpatient surgical treatment for chronic low back pain. Spine Wave is progressing with the use of this technology for the treatment of spinal disc conditions.

        We have identified additional product targets based on our adhesive and sealant technology and are seeking to establish additional partnerships to pursue their development.

        Wound Healing Support

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

        We have developed protein polymers which we believe may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the ECM and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. We believe that such materials, if successfully developed, could improve the wound-healing process by providing physical support at the wound site for cell migration and tissue regeneration and as delivery systems for growth factors. Additionally, such materials may serve as scaffolds for the ex vivo production of living tissue substitutes based on tissue engineering.

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

Manufacturing, Marketing and Distribution

        Pre-clinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA's Good Laboratory Practices ("GLP") and other Quality System Regulations ("QSR"). We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations to operate in conformance with FDA requirements. We believe our current polymer production capacity is sufficient for supplying our development programs with the required quality and quantity of materials needed for feasibility and pre-clinical testing and initial ("pilot") clinical testing. To expand beyond initial clinical trials, we will require additional manufacturing capacity.

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

        We have entered into an agreement with Femcare for marketing and distribution of our product for treatment of stress urinary incontinence in Europe and Australia, if the required regulatory approvals are obtained. We have entered into agreements with Spine Wave for marketing and distribution of products for use in spinal and other defined orthopedic applications. We currently expect that our other biomedical products, if any were commercialized, would be marketed and distributed by corporate partners. While this arrangement could minimize our marketing costs and facilitate wider distribution of any biomedical products we may develop, these arrangements could possibly reduce our revenues and profits as compared to what would be possible if we directly sold such products.

Research and Development

        Information   regarding   Company-sponsored   research  and  development
activities and contract research and development revenue is set forth below under the heading "Management's Discussion and Analysis".

Collaborative and License Agreements

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

        The medical device industry has traditionally licensed from development stage companies product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, we began human clinical testing of our product for the treatment of female stress urinary incontinence. In April 2001, we began human clinical testing of our product for use in the correction of dermal contour deficiencies.

        Information   regarding  our  significant   collaborative   and  license
agreements is set forth below under the heading "Management's Discussion and Analysis".

Other Agreements

        We are discussing other potential collaboration agreements with prospective marketing partners. There can be no assurance that we will continue such discussions or that we will be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, we are party to certain materials evaluation agreements regarding biomedical applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. There can be no assurance that we will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

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

        The areas of business in which we engage and propose to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. Our competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than our own. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection in the same or similar application areas, and may commercialize products on their own or through joint ventures. Most of our competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, we believe that DuPont, BioElastics Research,

Ltd. and several university laboratories are currently conducting research into similar protein engineering technology.

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

Patents and Trade Secrets

        We  are  aggressively   pursuing  domestic  and   international   patent
protection for our technology, making claim to an extensive range of recombinantly prepared structural and functional proteins, the DNA encoding these proteins, methods for preparing this synthetic repetitive DNA, methods for the production and purification of protein polymers, end-use products
incorporating   such   materials   and  methods  for  their  use.  Due  to  this
multi-layered patent strategy, each of our products under development is protected by multiple patents claiming different aspects of the underlying inventions.

        The United States Patent and Trademark Office has issued twenty-four patents to us. Additionally, we have four U.S. patent applications pending.

        We have been granted five U.S. patents which broadly cover the polymer compositions used in our product development efforts and/or the DNA encoding these polymers. These polymers are generally defined by the use of repetitive amino acid sequences found in naturally occurring proteins (e.g. silk, elastin, collagen, keratin). The last of these patents will expire in 2015. Additionally, we have been granted two U.S. patents which specifically cover polymer compositions based on repetitive silk and elastin units and the DNA encoding these polymers. The last of these patents will expire in 2014.

        The silk/elastin copolymers used in our soft tissue augmentation products and our tissue adhesive products, including the spinal disc repair product, and the genes used to produce them have amino acid and/or DNA sequences within the claims of all seven of these patents. We also have been granted a U.S. patent that covers the method of using polymers such as these silk/elastin copolymers for soft tissue augmentation. This patent will expire in 2017.

        We have been granted six U.S. patents covering our tissue adhesive and sealant technologies. Three of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology, fall within the claims of all three of these patents. The last of these patents will expire in 2015. One of the remaining three patents covers the special case of our polymers that are capable of being cross-linked by enzymes, such as those found naturally in the body, which will expire in 2015. The other two remaining patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. Both of these patents will expire in 2017.

        We have been granted two U.S. patents covering the methods used to construct the synthetic DNA encoding proteins having repetitive amino acid sequences. The claims of these patents are not limited by the specific amino acid sequence of the polymers produced using the methods. Therefore, they provide very broad coverage of our core technology. Both of these patents will expire in 2014.

        We have been granted and maintain eight U.S. patents that are not currently central to our product development focus. However, they either do or may support the interests of licensees of our technology or may support our future product development efforts. One of the patents specifically covers DNA encoding a polymer useful for in vitro cell culture, which will expire in 2010. Two of the patents specifically cover collagen-like proteins and the DNA encoding them, both of which will expire in 2013. One of the patents specifically covers a purification method for silk-like proteins, developed for large-scale industrial use, which will expire in 2010. Two of the patents specifically cover compositions, formed objects and methods of making such objects, combining traditional thermoplastic resins and proteins providing chemical or biological activity. Both of these patents will expire in 2015. Two of the patents specifically cover our water-insoluble polymers that have been chemically modified to make them water-soluble. The last of these two patents will expire in 2015.

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

        Although we do not currently have any operations outside the U.S., we anticipate that our potential products will be marketed on a worldwide basis, with possible manufacturing operations outside the U.S. Additionally, current or potential products of our licensees are, or are expected to be, marketed on a worldwide basis with current or potential manufacturing operations outside the U.S. Accordingly, international patent applications corresponding to the major U.S. patents described above have been filed in foreign countries. Due to translation costs and patent office fees, international patents are significantly more expensive to obtain and maintain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. We carefully consider these factors in consultation with our patent counsel, as well as the size of the potential markets represented, in determining the foreign countries in which to file patents.

        In almost all cases, we file for patents in Europe and Japan. Currently, we maintain ten issued foreign patents, and fifteen pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having functional activity, including those polymers used in our soft tissue augmentation and tissue adhesive products under development. This patent will expire in 2009. In order to reduce our patent-related expenses, we are continuing to implement a policy of only maintaining foreign patents or applications in Europe and Japan, unless otherwise required due to our license agreements. This has resulted in our abandoning issued, allowed and pending foreign patent cases.

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

        In the course of our business, we employ various trademarks and trade names in packaging and advertising our products. We have assigned the federal registration of our ProNectin(R) trademark and our SmartPlastic(R) trademark for ProNectin F Activated Cultureware to Sanyo Chemical Industries, Ltd. in connection with the sale to Sanyo of our cell culture business in February 2000. We intend to protect and promote all of our trademarks and, where appropriate, will seek federal registration of our trademarks.

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

        Extensive pre-clinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. We are required to be in compliance with many of the FDA's regulations to conduct testing in support of product approvals; in particular, compliance with the FDA's Good Laboratory Practices (GLP) and applicable Quality System

Regulations (QSR). Where we have conducted such testing, our company may choose to file product approval submissions ourselves or maintain with the FDA a "Master File" containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on our materials.

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

        In August 1999, we obtained the FDA's approval of our IDE to begin human clinical testing of our product for the treatment of female stress urinary incontinence. We initiated clinical testing of this product in December 1999. In November 2000, we obtained FDA approval to begin human clinical testing of a product for use in cosmetic and reconstructive surgery for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.). We initiated clinical testing of this product in April 2001. We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations, to operate in conformance with FDA requirements.

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


Executive Officers of the Registrant

Name                                  Age       Position with the Company
----                                  ---       -------------------------

J. Thomas Parmeter                    63        Chairman of the Board of Directors, President and
                                                Chief Executive Officer

Joseph Cappello, Ph.D.                46        Vice President, Research and Development, Chief
                                                Technical Officer and Director, Clinical Research

Philip J. Davis                       73        Corporate Secretary

Franco A. Ferrari, Ph.D.              51        Vice President, Laboratory Operations and Polymer
                                                Production and Director, Molecular Genetics

John E. Flowers                       46        Vice President, Planning and Operations

Janis Y. Neves                        52        Director, Finance and Administration, Treasurer
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

        Dr. Cappello has been the Company's Vice President, Research and Development since February 1997 and Chief Technical Officer since February 1993. He has been the Company's Director, Clinical Research, since July 2002. From September 1988 to February 1993, he was the Company's Senior Research Director, Protein Engineering.

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

        All of our executive officers were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

        As of February 28, 2003, we had 18 full-time employees, of whom four have employment contracts with our company and three hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2. Properties

        We do not own any real property. We lease approximately 27,000 square feet in San Diego, California from Del Mar Partnership. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 15,000 square feet. The current annual rent for this space is approximately $620,000. We currently sublease at cost an additional 6,000 square feet of office and laboratory space in our present facility. The master lease expires in May 2005. The sublease originally expired at the end of January 2003, but is currently continuing on a month-to-month basis. We believe that our current facilities are adequate to meet our needs until the end of 2003.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

        The high and low bid prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not represent actual transactions. The source of the high and low information set forth below was provided by Yahoo Finance (http://chart.yahoo.com).


                    -----------------------------------------------
                                               Trade Prices
                                               ------------
                           2002             High         Low
                           ----             ----         ---
                         First Quarter    $0.990        $0.460
                         Second Quarter    1.190         0.280
                         Third Quarter     0.350         0.230
                         Fourth Quarter    0.670         0.220

                           2001
                           ----
                         First Quarter    $1.380        $0.660
                         Second Quarter    1.000         0.650
                         Third Quarter     1.110         0.510
                         Fourth Quarter    0.750         0.310
                    -----------------------------------------------


        As of February 25, 2003, we had approximately 162 shareholders of record of our common stock; we estimate we had approximately 1,500 beneficial holders. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.


--------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                                                                                  remaining available
                                Number of Securities                              for future issuance
                                  to be issued upon       Weighted-average           under equity
                                     exercise of          exercise price of       compensation plans
                                 outstanding options,    outstanding options,     (excluding securities
        Plan Category            warrants and rights     warrants and rights    reflected in column (a)
--------------------------------------------------------------------------------------------------------
                                         (a)                      (b)                       (c)
Equity Compensation Plans
approved by security holders
   Stock Option Plans(1)                1,941,450                $1.020                  1,500,050
   Employee Stock Purchase Plan(2)            -                      -                      80,165
Equity Compensation Plans not
approved by security holders(3)           664,050                $0.571                     n/a
--------------------------------------------------------------------------------------------------------

(1) Includes shares of common stock to be issued upon exercise of stock options granted under the 1989 Employee Stock Option Plan, the 1992 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, and the 1996 Non-employee Director's Stock Option Plan.
(2) Includes shares of common stock available for future issuance under the Employees Stock Purchase Plan.
(3) Includes shares of common stock to be issued upon exercise of out-of-plan non-qualified options granted.

------------------------------------------

Recent Sales of Unregistered Securities

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

        The issuances of the warrants where exercise was noted above were exempt from registration under Section 4(2) of the Securities Act, as they were issued pursuant to requirements of Rule 506 of Regulation D promulgated under the Securities Act.

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

General Overview

        Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of December 31, 2002 had an accumulated deficit of $(43,907,000).

        Protein polymers are synthetic proteins created "from scratch" through chemical DNA (gene) synthesis, and produced in quantity by traditional large-scale microbial fermentation methods. As a result, protein polymers contain no human or animal components that could potentially transmit or cause disease. Due to their synthetic design, protein polymers are capable of combining the biological functionality of natural proteins with the chemical functionality and exceptional physical properties of synthetic polymers. Our primary goal is to develop medical products for use inside the body with significantly improved outcomes as compared to current products and practices.

        Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures, and tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging. We currently are devoting the majority of our resources to the development and FDA approval of these products.

        Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our materials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive milestone payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we entered into agreements with Spine Wave, Inc., that will provide us with both near term research and development support and eventually royalties on the sale of licensed products. We have retained manufacturing rights under the Spine Wave agreements.

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

Spine Wave
----------

        In April 2001, we entered into agreements with Spine Wave, Inc. ("Spine Wave"), to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

     The shares of founding common stock are subject to a vesting schedule consisting of three triggers corresponding to Spine Wave's progress in commercializing products using the licensed technology. Unvested shares of founding common stock are subject to repurchase by Spine Wave at the original purchase price. One-third of the shares of founding common stock vest on or after each trigger.

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

        In March 2002, we executed additional agreements with Spine Wave, Inc. that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2002 and for the period of project inception to date we received $2,427,000 and $2,877,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

        Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of December 31, 2002, the first of the three performance goals had been met.

 Significant License Agreements

        Our license agreements usually include provision for up-front compensation and eventual royalties on the sale of licensed products. Terms of license agreements typically commence as of the date executed and continue for a period of the greater of twenty (20) years from execution date or the date upon which the last of the patented technology under license expires.

Femcare, Ltd.
-------------

        In January 2000, we entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from us to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and the year ended December 31, 2002. In accordance with the agreement, we will receive a royalty on net product sales generated by Femcare, and we have the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

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

        In return for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, we are entitled to receive up to $5 million in milestone payments associated with Genencor's achievement of various industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments we can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In December 2002 we received a license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us.

        In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into $500,000 of our common stock. The first warrant could be converted into 442,478 shares at an exercise price of $1.13 per share. The second warrant could be converted into 1,250,000 shares at an exercise price of $0.40 per share. As a result of the collaboration, in 2000 we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of our common stock valued at $319,000). The agreement terminates on the date of expiration of the last remaining patent.

Research and Development

        We currently maintain detailed project costs (direct costs plus allocated overhead) for contractual research and development services. However, we do not maintain cost breakdowns for our internal research and development projects due to the extensive degree of overlap between our tissue augmentation projects such as common manufacturing, quality control, and developmental product testing.

        Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. We project beginning pivotal clinical testing during 2004. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2007. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million. Femcare, Ltd., our licensee for this product in Europe and Australia, has advised us that commercialization of the product in Europe potentially can occur at least one year in advance of U.S. commercialization.

        Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We project beginning pivotal clinical testing during 2004. We expect these trials, including patient follow-up, will take approximately 15 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in 2006. The pivotal clinical trial is estimated to cost approximately $2.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

        We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

        Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the year ended December 31, 2002 and for the period of project inception to date are approximately $2,427,000 and $2,877,000 respectively.

        To the extent sufficient capital resources are available, we continue to research the use of our patented technology to produce proteins of unique design for other tissue repair and medical device applications, principally for use in supporting the wound healing process, including devices based on tissue engineering, and in drug delivery devices. Our strategy for most of our programs is to enter into collaborative development agreements with product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development payments and milestone payments, we expect to continue incurring operating losses for the next several years.


Results of Operations

        Contract and Licensing Revenue. We received $3,011,000 in contract and licensing revenue for the year ended December 31, 2002 as compared to $783,000 for the year ended December 31, 2001, and $1,107,000 for the year ended December 31, 2000. Contract revenue for the past year primarily represents payments of approximately $2,427,000 from Spine Wave, Inc., for materials and services provided in the development of an adhesive product for the repair of spinal discs. We received $450,000 in contract revenue from Spine Wave in 2001. In 2000, we received approximately $50,000 in contract revenue from Perkin-Elmer for a development project. Licensing revenue in 2002 primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare Ltd. for the commercial rights to our incontinence product in Europe and Australia, and a license milestone payment of $250,000 from Genencor International for Genencor's initiation of a product development project based on technology licensed from us. Licensing revenue in 2001 comprised the amortized license payments from Femcare, Ltd. Licensing revenues in 2000 included the amortized license payments from Femcare, Ltd., payments from Sanyo Chemical Industries Ltd. for the comprehensive license to our in vitro cell culture business and existing product inventory, and an up-front license fee of $750,000 (less the issuance of warrants to purchase $1 million of our common stock valued at $319,000) received from Genencor International for rights to use our technology in the development of certain industrial products..

        Interest Income. Interest income was $7,000 for the year ended December 31, 2002, as compared to $41,000 for 2001 and $79,000 for 2000. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

        Research and Development Expenses. Research and development expenses for the year ended December 31, 2002 were $2,699,000, compared to $2,611,000 for 2001, and $2,322,000 in 2000. The fluctuations are primarily due to variations in clinical testing and regulatory consulting costs. The cost of conducting human clinical testing began at the end of 1999 for our product for the treatment of stress urinary incontinence, and in 2001 for our tissue augmentation product for use in cosmetic and reconstuctive surgery. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave, Inc.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $1,336,000, as compared to $1,366,000 for 2001, and $1,366,000 in 2000. These expenses have been low in the past three years due to our corporate downsizing and generally tighter cost management. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

        Operating Losses. For the year ended December 31, 2002, we recorded a net loss applicable to common shareholders of $1,294,000, or $0.05 per share, as compared to $3,424,000, or $0.16 per share for 2001, and $2,776,000, or $0.16 per share for 2000. The difference in the net losses and the losses per share between 2002 and 2001, and 2000, is primarily due to tighter cost management, and differences in license and contract fees received from collaborative partners. The 2002, 2001 and 2000 losses and per share calculations also include $278,000 in each year, of undeclared dividends with respect to our preferred stock.

        We expect to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the continuation of the development and testing of our product for the treatment of female stress urinary incontinence and our product for the correction of dermal contour deficiencies, the associated FDA approval process, and the tissue adhesives program, as well as expected increases in our other research and development, manufacturing and business development activities. Our results depend in part on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors. Our results will also fluctuate from period to period due to timing differences.

Inflation

        To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, given the State of California's recent energy crisis, our utility costs have increased significantly over the past year, and these increases are expected to continue for the foreseeable future.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling $734,000, as compared to $234,000 at December 31, 2001. As of December 31, 2002, we had working capital of $189,000, compared to a working capital deficiency of $585,000 at December 31, 2001. In March 2003, we received $3,005,000 in cash (less expenses) from the sale of Series I Convertible Preferred Stock and associated common stock warrants to a group of accredited and institutional investors (see Item 8, "Subsequent Event." in the Notes to the Financial Statements).

        We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2002 or December 31, 2001. For the year ended December 31, 2002, our cash expenditures for capital equipment and leasehold improvements totaled $32,000, compared with $110,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2003 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

        We believe our existing available cash, cash equivalents and short-term investments as of December 31, 2002, in combination with cash received in March 2003 from the sale of Series I Preferred Stock and continuing contractual commitments will be sufficient to meet our anticipated capital requirements through April 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave, Inc. We are currently in preliminary discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 7. Financial Statements


        Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):



        Description                                                                     Page
        -----------                                                                     ----

        Report of Peterson & Co., Independent Auditors............................. .... F-2

        Report of Ernst & Young LLP, Independent Auditors.......................... .... F-3

        Balance Sheets at December 31, 2002 and 2001............................... .... F-4

        Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the period July 6, 1988 (inception) to December 31, 2002... .... F-5

        Statements of Stockholders Equity for the period July 6, 1988 (inception)
           to December 31, 2002.................................................... .... F-6

        Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and the period July 6, 1988 (inception) to December 31, 2002... .... F-9

        Notes to Financial Statements.............................................. .... F-11

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Protein Polymer Technologies, Inc. as of and for the year ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000, were audited by Ernst & Young LLP whose report dated February 8, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                            PETERSON & CO.

San Diego, California
February 27, 2003, except for Note 8 as to which the date is March 25, 2003

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Protein Polymer Technologies, Inc.


We have audited the accompanying balance sheet of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period July 6, 1988 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


                                            ERNST & YOUNG LLP



San Diego, California
February 8, 2001

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets



                                                                               December 31,
                                                                           2002           2001
                                                                      -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $      733,978 $      234,271
  Other current assets                                                        30,773         57,520
                                                                      -------------------------------
Total current assets                                                         764,751        291,791

Deposits                                                                      29,679         29,679
Equipment and leasehold improvements, net                                     80,928        205,247
                                                                      -------------------------------

                                                                      $      875,358 $      526,717
                                                                      ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $      389,109 $      356,942
  Accrued employee benefits                                                  112,714        118,987
  Other accrued expenses                                                      49,530         43,398
  Deferred revenue                                                                 -        333,333
   Deferred rent                                                              24,111         24,111
                                                                      -------------------------------
Total current liabilities                                                    575,464        876,771

Long-term portion deferred rent                                               24,111         48,222

Stockholders' equity (deficit):
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 76,120 and 88,258 shares issued and outstanding at
  December 31, 2002 and 2001, respectively - liquidation
    preference of $7,612,000 and $8,825,800 at December 31, 2002
      and December 31, 2001, respectively                                  7,266,780      8,480,530
  Common stock, $.01 par value, 60,000,000 shares authorized,
    29,731,535 and 21,740,650 shares issued and outstanding at
    December 31, 2002 and 2001, respectively                                 297,327        217,418
  Additional paid-in capital                                              36,618,235     33,794,177
  Deficit accumulated during development stage                           (43,906,559)   (42,890,401)
                                                                      -------------------------------
Total stockholders' equity (deficit)                                         275,783       (398,276)
                                                                      -------------------------------

                                                                      $      875,358 $      526,717
                                                                      ===============================


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Operations




                                                                                      For the period
                                                                                       July 6, 1988
                                                                                      (inception) to
                                                Years ended December 31,               December 31,
                                          2002             2001            2000            2002
                                    ------------------------------------------------------------------
Revenues:
  Contract and licensing revenue    $    3,010,571   $      783,334  $    1,107,396  $    9,258,586
  Interest income, net                       6,810           40,778          79,087       1,246,947
  Product and other income                   1,500            5,950           3,012         694,779
                                    ------------------------------------------------------------------
Total revenues                           3,018,881          830,062       1,189,495      11,200,312

Expenses:
  Research and development               2,698,733        2,611,317       2,321,974      32,386,105
  Selling, general and
  administrative                         1,336,306        1,365,574       1,365,598      18,772,381
                                    ------------------------------------------------------------------
Total expenses                           4,035,039        3,976,891       3,687,572      51,158,486
                                    ------------------------------------------------------------------

Net loss                                (1,016,158)      (3,146,829)     (2,498,077)    (39,958,174)

Undeclared and/or paid dividends on
  preferred stock                          277,639          277,639         277,639       6,072,571
                                    ------------------------------------------------------------------

Net loss applicable to common
  shareholders                      $   (1,293,797)  $   (3,424,468) $   (2,775,716) $  (46,030,745)
                                    ==================================================================

Net loss per common share - basic
  and diluted                       $         (.05)  $         (.16) $         (.16)
                                    ==================================================

Shares used in computing net loss
  per common share - basic and
  diluted                               27,659,838       20,964,233      17,771,744
                                    ==================================================


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2002




                                                                      Common stock                       Preferred stock
                                                          --------------------------------------------------------------------------
                                                               Shares             Amount            Shares             Amount
                                                          --------------------------------------------------------------------------
 Issuance of common stock at
    $.01 per share for cash                                        400,000     $        4,000                 -      $           -
 Issuance of common stock at
    $.62 per share for cash
    and receivables                                              1,116,245             11,162                 -                  -
 Receivables from sale of
   common stock                                                          -                  -                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1988                                     1,516,245             15,162                 -                  -
 Repayment of receivables
    from sale of common stock                                            -                  -                 -                  -
 Issuance of common stock at
    $.62 per share                                                 359,136              3,594                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1989                                     1,875,381             18,756                 -                  -
 Exercise of common stock
    options at $.01 per share
    for cash                                                        60,000                600                 -                  -
 Issuance of common stock at
    $.68 per share for cash
    and compensation                                                 5,000                 50                 -                  -
 Common stock repurchased at
    $.01 per share for cash                                        (25,000)              (250)                -                  -
 Common stock issued at $.68
    per share for cash and
    compensation                                                    25,000                250                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1990                                     1,940,381             19,406                 -                  -
 Exercise of common stock
    options at $.68 per share
    for cash                                                         5,000                 50                 -                  -
 Exercise of warrants for
    common stock                                                   483,755              4,837                 -                  -
 Conversion of notes payable
    to common stock                                                339,230              3,391                 -                  -
 Conversion of notes payable
    to preferred stock                                                   -                  -           278,326              2,783
 Issuance of preferred stock
    at $2.00 per share for
    cash, net of issuance costs                                          -                  -           400,000              4,000
 Issuance of warrants for cash                                           -                  -                 -                  -
 Issuance of warrants in
    connection with convertible
    notes payable                                                        -                  -                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1991                                     2,768,366             27,684           678,326              6,783
 Initial public offering at
    $6.50 per unit, net of
    issuance costs                                               1,667,500             16,676                 -                  -
 Conversion of Series B preferred
    stock into common stock in
    connection with initial public
    offering                                                       678,326              6,783          (678,326)            (6,783)
 Conversion of Series A preferred
    stock into common stock at
    $1.13342 per share                                             713,733              7,137                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1992                                     5,827,925             58,280                 -                  -
 Exercise of common stock options
    at $.68 per share                                                3,000                 30                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1993                                     5,830,925             58,310                 -                  -
 Issuance of preferred stock
    at $100 per share for cash,
    net of issuance costs                                                -                  -            21,600          2,073,925
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1994                                     5,830,925             58,310            21,600          2,073,925
 Issuance of preferred stock
    at $100 per share for cash
    and cancellation of bridge
    loan, net of issuance costs                                          -                  -            25,000          2,432,150
 Series C dividends paid in
    Series D preferred stock                                             -                  -             2,539            253,875
 Interest paid in Series D
    preferred stock                                                      -                  -                48              4,795
 Exercise of common stock options
    at $.53 per share                                                2,000                 20                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1995                                     5,832,925   $         58,330            49,187      $   4,764,745




                                                                                  Deficit
                                                                                accumulated
                                                              Additional           during      Receivables from         Total
                                                                                development                          Stockholders
                                                            paid-in capital        stage             stock              equity
                                                          --------------------------------------------------------------------------
 Issuance of common stock at
    $.01 per share for cash                                  $            -    $            -    $            -      $       4,000
 Issuance of common stock at
    $.62 per share for cash
    and receivables                                                 681,838                 -                 -            693,000
 Receivables from sale of
   common stock                                                           -                 -           (86,000)           (86,000)
 Net loss                                                                 -          (322,702)                -           (322,702)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1988                                        681,838          (322,702)          (86,000)           288,298
 Repayment of receivables
    from sale of common stock                                             -                 -            86,000             86,000
 Issuance of common stock at
    $.62 per share                                                  219,358                 -                 -            222,952
 Net loss                                                                 -          (925,080)                -           (925,080)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1989                                        901,196        (1,247,782)                -           (327,830)
 Exercise of common stock
    options at $.01 per share
    for cash                                                              -                 -                 -                600
 Issuance of common stock at
    $.68 per share for cash
    and compensation                                                  3,350                 -                 -              3,400
 Common stock repurchased at
    $.01 per share for cash                                               -                 -                 -               (250)
 Common stock issued at $.68
    per share for cash and
    compensation                                                     16,750                 -                 -             17,000
 Net loss                                                                 -        (1,501,171)                -         (1,501,171)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1990                                        921,296        (2,748,953)                -         (1,808,251)
 Exercise of common stock
    options at $.68 per share
    for cash                                                          3,350                 -                 -              3,400
 Exercise of warrants for
    common stock                                                    295,493                 -                 -            300,330
 Conversion of notes payable
    to common stock                                                 508,414                 -                 -            511,805
 Conversion of notes payable
    to preferred stock                                              553,869                 -                 -            556,652
 Issuance of preferred stock
    at $2.00 per share for
    cash, net of issuance costs                                     703,475                 -                 -            707,475
 Issuance of warrants for cash                                        3,000                 -                 -              3,000
 Issuance of warrants in
    connection with convertible
    notes payable                                                    28,000                 -                 -             28,000
 Net loss                                                                 -        (1,143,119)                -         (1,143,119)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1991                                      3,016,897        (3,892,072)                -           (840,708)
 Initial public offering at
    $6.50 per unit, net of
    issuance costs                                                8,911,024                 -                 -          8,927,700
 Conversion of Series B preferred
    stock into common stock in
    connection with initial public
    offering                                                              -                 -                 -                  -
 Conversion of Series A preferred
    stock into common stock at
    $1.13342 per share                                            1,717,065                 -                 -          1,724,202
 Net loss                                                                 -        (3,481,659)                -         (3,481,659)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1992                                     13,644,986        (7,373,731)                -          6,329,535
 Exercise of common stock options
    at $.68 per share                                                 2,010                 -                 -              2,040
 Net loss                                                                 -        (3,245,436)                -         (3,245,436)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1993                                     13,646,996       (10,619,167)                -          3,086,139
 Issuance of preferred stock
    at $100 per share for cash,
    net of issuance costs                                                 -                 -                 -          2,073,925
 Net loss                                                                 -        (3,245,359)                -         (3,245,359)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1994                                     13,646,996       (13,864,526)                -          1,914,705
 Issuance of preferred stock
    at $100 per share for cash
    and cancellation of bridge
    loan, net of issuance costs                                           -                 -                 -          2,432,150
 Series C dividends paid in
    Series D preferred stock                                              -          (253,875)                -                  -
 Interest paid in Series D
    preferred stock                                                      -                  -                 -              4,795
 Exercise of common stock options
    at $.53 per share                                                1,040                  -                 -              1,060
 Net loss                                                                -         (2,224,404)                -         (2,224,404)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1995                                 $   13,648,036    $  (16,342,805)                -      $   2,128,306


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2002




                                                                      Common stock                       Preferred stock
                                                          --------------------------------------------------------------------------
                                                               Shares             Amount            Shares             Amount
                                                          --------------------------------------------------------------------------
 Exercise of common stock warrants
    at $1.25 per share                                             932,960     $        9,330                 -      $           -
 Exercise of common stock warrants
    at $2.50 per share, net of
    issuance costs                                                 322,663              3,226                 -                  -
 Exercise of common stock warrants
    at $1.00 per share                                              25,000                250                 -                  -
 Exercise of common stock options                                  136,000              1,360                 -                  -
 Stock repurchases                                                 (16,320)              (163)                -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1996                                     7,233,228             72,333            49,187          4,764,745
 Issuance of common stock at
    $2.50 per share, net of
    issuance costs                                               1,904,000             19,040                 -                  -
 Exercise of common stock options                                   28,000                280                 -                  -
 Issuance of common stock under
    stock purchase plan                                             15,036                151                 -                  -
 Conversion of Series D preferred
    stock into common stock                                      1,032,537             10,325           (20,973)        (2,097,342)
 Series D dividends paid in
    common stock                                                   207,921              2,079                 -                  -
 Net loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1997                                    10,420,722            104,208            28,214          2,667,403

 Issuance of common stock under
    stock purchase plan                                             36,715                368                 -                  -
 Exercise of common stock options                                   12,000                120                 -                  -
 Issuance of common stock at
    $1.60 per share, net of
    issuance costs                                                  23,439                234                 -                  -
 Issuance of Series E preferred
    stock, net of issuance costs                                         -                  -            54,438          5,277,813
 Grant of stock to finder                                           64,000                640                 -                  -
 Conversion of Series D and E
    preferred stock into common stock                              270,364              2,704            (3,450)          (344,990)
 Net Loss                                                                -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1998                                    10,827,240            108,274            79,202          7,600,226
 Issuance of common stock under
    stock purchase plan                                             19,429                194                 -                  -
 Issuance of common stock and
    warrants for services
    rendered and debt issued                                        16,941                180                 -                  -
 Issuance of Series G preferred
    stock, net of issuance costs                                         -                  -            21,000          2,074,596
 Conversion of Series E preferred
    stock into common stock                                        731,000              7,310            (9,138)          (913,750)
 Exercise of common stock and
    Series E warrants at $.50
    per share                                                    1,848,900             18,489                 -                  -
 Net Loss and comprehensive loss                                         -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 1999                                    13,443,510            134,447            91,064          8,761,072
 Issuance of common stock under
    stock purchase plan                                            287,303              2,873                 -                  -
 Issuance of warrants and
    stock options for services
    rendered                                                             -                  -                 -                  -
 Exercise of common stock options                                   85,500                855                 -                  -
 Exercise of common stock warrants
    at $.50 per share                                            4,215,000             42,150                 -                  -
 Conversion of Series E preferred
    stock into common stock                                        879,000              8,790           (10,988)        (1,098,800)
 Net Loss and comprehensive loss                                         -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 2000                                    18,910,313     $      189,115            80,076      $   7,662,272




                                                                                  Deficit
                                                                                accumulated
                                                             Additional            during      Receivables from        Total
                                                                                development                         Stockholders
                                                           paid-in capital         stage             stock             equity
                                                          --------------------------------------------------------------------------
 Exercise of common stock warrants
    at $1.25 per share                                      $    1,156,870     $            -    $            -      $   1,166,200
 Exercise of common stock warrants
    at $2.50 per share, net of
    issuance costs                                                 779,413                  -                 -            782,639
 Exercise of common stock warrants
    at $1.00 per share                                              24,750                  -                 -             25,000
 Exercise of common stock options                                   91,650                  -                 -             93,010
 Stock repurchases                                                 (81,437)                 -                 -            (81,600)
 Net loss                                                                -         (2,864,432)                -         (2,864,432)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1996                                    15,619,282        (19,207,237)                -          1,249,123
 Issuance of common stock at
    $2.50 per share, net of
    issuance costs                                               4,601,322                  -                 -          4,620,362
 Exercise of common stock options                                   20,200                  -                 -             20,480
 Issuance of common stock under
    stock purchase plan                                             29,950                  -                 -             30,101
 Conversion of Series D preferred
    stock into common stock                                      2,087,017                  -                 -                  -
 Series D dividends paid in
    common stock                                                   420,262           (422,341)                -                  -
 Net loss                                                                -         (4,453,933)                -         (4,453,933)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1997                                    22,778,033        (24,083,511)                -          1,466,133
 Issuance of common stock under
    stock purchase plan                                             38,010                  -                 -             38,378
 Exercise of common stock options                                    7,920                  -                 -              8,040
 Issuance of common stock at
    $1.60 per share, net of
    issuance costs                                                  37,266                  -                 -             37,500
 Issuance of Series E preferred
    stock, net of issuance costs                                 3,266,250         (3,266,250)                -          5,277,813
 Grant of stock to finder                                           79,360                  -                 -             80,000
 Conversion of Series D and E
    preferred stock into common stock                              342,286                  -                 -                  -
 Net Loss                                                                -         (5,638,203)                -         (5,638,203)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1998                                    26,549,125        (32,987,964)                -          1,269,661
 Issuance of common stock under
    stock purchase plan                                             15,111                  -                 -             15,305
 Issuance of common stock and
    warrants for services
    rendered and debt issued                                        26,440                  -                 -             26,620
 Issuance of Series G preferred
    stock, net of issuance costs                                         -                  -                 -          2,074,596
 Conversion of Series E preferred
    stock into common stock                                        906,440                  -                 -                  -
 Exercise of common stock and
    Series E warrants at $.50
    per share                                                      905,961                  -                 -            924,450
 Net Loss and comprehensive loss                                         -         (4,257,531)                -         (4,257,531)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1999                                    28,403,077        (37,245,495)                -             53,101
 Issuance of common stock under
    stock purchase plan                                            186,096                  -                 -            188,969
 Issuance of warrants and
    stock options for services
    rendered                                                       345,244                  -                 -            345,244
 Exercise of common stock options                                   73,240                  -                 -             74,095
 Exercise of common stock warrants
    at $.50 per share                                            2,065,350                  -                 -          2,107,500
 Conversion of Series E preferred
    stock into common stock                                      1,090,010                  -                 -                  -
 Net Loss and comprehensive loss                                         -         (2,498,077)                -         (2,498,077)
                                                          --------------------------------------------------------------------------
Balance at December 31, 2000                                 $  32,163,017      $ (39,743,572) $              -      $     270,832


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2002




                                                                      Common stock                       Preferred stock
                                                          --------------------------------------------------------------------------
                                                               Shares             Amount            Shares             Amount
                                                          --------------------------------------------------------------------------
 Issuance of Series H preferred
    stock, net of issuance costs                                         -                  -            12,182          1,218,258
 Issuance of common stock under
    stock purchase plan                                             14,837                148                 -                  -
 Issuance of stock options
    for services rendered                                                -                  -                 -                  -
 Exercise of common stock options                                    3,500                 35                 -                  -
 Exercise of common stock warrants
    at $.50 per share                                            2,492,000             24,920                 -                  -
 Conversion of Series E preferred
    stock into common stock                                        320,000              3,200            (4,000)          (400,000)
 Net Loss and comprehensive loss                                         -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 2001                                    21,740,650     $      217,418            88,258      $   8,480,530

 Conversion of Series E preferred
    stock into common stock                                        515,000              5,150            (6,438)          (643,750)
 Conversion of Series G preferred
    stock into common stock                                      1,140,000             11,400            (5,700)          (570,000)
 Exercise of common stock warrants,
    net of associated costs                                      6,260,000             62,600                 -                  -
 Issuance of common stock under
    stock purchase plan                                             47,385                474                 -                  -
 Exercise of common stock options                                   28,500                285                 -                  -
 Net Loss and comprehensive loss                                         -                  -                 -                  -
                                                          --------------------------------------------------------------------------
Balance at December 31, 2002                                    29,731,535     $      297,327            76,120      $   7,266,780
                                                          ==========================================================================




                                                                                  Deficit
                                                                                accumulated
                                                             Additional            during      Receivables from         Total
                                                                                development                          Stockholders
                                                           paid-in capital         stage             stock              equity
                                                          --------------------------------------------------------------------------
 Issuance of Series H preferred
    stock, net of issuance costs                                         -                  -                 -          1,218,258
 Issuance of common stock under
    stock purchase plan                                              9,836                  -                 -              9,984
 Issuance of stock options
    for services rendered                                            1,834                  -                 -              1,834
 Exercise of common stock options                                    1,610                  -                 -              1,645
 Exercise of common stock warrants
    at $.50 per share                                            1,221,080                  -                 -          1,246,000
 Conversion of Series E preferred
    stock into common stock                                        396,800                  -                 -                  -
 Net Loss and comprehensive loss                                         -         (3,146,829)                -         (3,146,829)
                                                          --------------------------------------------------------------------------
Balance at December 31, 2001                                 $  33,794,177      $ (42,890,401) $              -      $    (398,276)

 Conversion of Series E preferred
    stock into common stock                                        638,600                  -                 -                  -
 Conversion of Series G preferred
    stock into common stock                                        558,600                  -                 -                  -
 Exercise of common stock warrants,
    net of associated costs                                      1,601,950                  -                 -          1,664,550
 Issuance of common stock under
    stock purchase plan                                             15,103                  -                 -             15,577
 Exercise of common stock options                                    9,805                  -                 -             10,090
 Net Loss and comprehensive loss                                         -         (1,016,158)                -         (1,016,158)
                                                          --------------------------------------------------------------------------
Balance at December 31, 2002                                 $  36,618,235      $ (43,906,559) $              -     $     275,783
                                                          ==========================================================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows




                                                                                            For the period
                                                                                             July 6, 1988
                                                                                            (inception) to
                                                        Years ended December 31,             December 31,
                                                  2002            2001            2000           2002
                                            ----------------------------------------------------------------
Operating activities
Net loss                                    $   (1,016,158) $   (3,146,829) $   (2,498,077) $  (39,958,174)
Adjustments to reconcile net loss to net
  cash used for operating activities:
    Stock and warrants issued for services
       rendered and debt interest                        -           1,836         345,244         472,676
    Depreciation and amortization                  155,885         154,601         155,060       2,358,384
    Write-off of purchased technology                    -               -               -         503,500
    Changes in assets and liabilities:
      Deposits                                           -          41,498         (35,000)        (29,679)
      Notes receivable from officers                     -         140,000               -               -
      Other current assets                          26,747          (2,340)         (5,914)        (30,773)
      Accounts payable                              32,167         149,961        (178,951)        389,109
      Accrued employee benefits                     (6,273)         49,330         (14,678)        112,714
      Other accrued expenses                         6,133          (4,020)         30,300          49,531
      Deferred revenue                            (333,333)       (333,334)        666,667               -
      Deferred rent                                (24,111)        (23,858)            218          48,222
                                            ----------------------------------------------------------------
 Net cash used for operating activities         (1,158,943)     (2,973,155)     (1,535,131)    (36,084,490)

Investing activities
Purchase of technology                                   -               -               -        (570,000)
Purchase of equipment and improvements             (31,566)       (109,593)        (45,313)     (1,997,286)
Purchases of short-term investments                      -               -               -     (16,161,667)
Sales of short-term investments                          -               -               -      16,161,667
                                            ----------------------------------------------------------------
Net cash provided by (used for) investing
  activities                                       (31,566)       (109,593)        (45,313)     (2,567,286)

Financing activities
Net proceeds from issuance of common
  stock                                          1,690,216       1,257,629       2,370,565      22,856,076
Net proceeds from issuance of preferred
  stock                                                  -       1,218,258               -      15,508,418
Net proceeds from convertible notes and
  detachable warrants                                    -               -               -       1,068,457
Payments on capital lease obligations                    -         (25,088)        (79,593)       (288,770)
Payment on note payable                                  -               -               -        (242,750)
Proceeds from note payable                               -               -               -         484,323
                                            ----------------------------------------------------------------
Net cash provided by financing activities        1,690,216       2,450,799       2,290,972      39,385,754
                                            ----------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      499,707        (631,949)        710,528         733,978
Cash and cash equivalents at beginning of
  the period                                       234,271         866,220         155,692               -
                                            ----------------------------------------------------------------
Cash and cash equivalents at end of the
  period                                    $      733,978  $      234,271  $      866,220  $      733,978
                                            ================================================================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows




                                                                                             July 6, 1988
                                                                                            (inception) to
                                                        Years ended December 31,             December 31,
                                                  2002            2001            2000           2002
                                            ----------------------------------------------------------------
Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases       $            -  $            -  $            -  $      288,772
Interest paid                                        2,170          19,490           7,204         146,775
Imputed dividend on Series E stock                       -               -               -       3,266,250
Conversion of Series D preferred stock to
  common stock                                           -               -               -       2,142,332
Conversion of Series E preferred stock to
   common stock                                    643,750         400,000       1,098,800       3,356,300
Conversion of Series G preferred stock to
   common stock                                    570,000               -               -         570,000
Series D stock issued for Series C stock                 -               -               -       2,073,925
Series C dividends paid with Series D stock              -               -               -         253,875
Series D dividends paid with common stock                -               -               -         422,341


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.      Organization and Significant Accounting Policies

Organization and business activities

Protein Polymer Technologies, Inc. ("PPTI" or the "Company") was established to design, produce and market genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988. For the period from its inception to date, the Company has been a development stage enterprise, and accordingly, the Company's operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting clinical testing of its product candidates, exploring marketing channels and recruiting personnel.

Liquidity

As of December 31, 2002, the Company had cash, cash equivalents and short-term investments totaling $734,000 as compared to $234,000 at December 31, 2001. As of December 31, 2002, the Company had a working capital of $189,000 compared to a working capital deficiency of $585,000 at December 31, 2001. In March 2003, the Company received $3,005,000 (less expenses) in additional capital and capital commitments from the sale of preferred stock (see Note 8 Subsequent Events).

The Company believes its available cash, cash equivalents and short-term investments, in combination with anticipated additional contract and license payments will be sufficient to meet its anticipated capital requirements through April 2004. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

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

                    Notes to Financial Statements (continued)


1.      Organization and Significant Accounting Policies (continued)

Equipment and leasehold improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically one to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset. Equipment and leasehold improvements consist of the following:


                                                                   December 31,
                                                                2002           2001
                                                          -------------------------------
Laboratory equipment                                      $   1,803,000   $   1,773,000
Office equipment                                                177,000         175,000
Leasehold improvements                                          306,000         306,000
                                                          -------------------------------
                                                              2,286,000       2,254,000
Less accumulated depreciation and amortization               (2,205,000)     (2,049,000)
                                                          -------------------------------
                                                          $      81,000   $     205,000
                                                          ===============================

Revenue and Expense Recognition

Research and development contract revenues are recorded as earned in accordance with the terms and performance requirements of the contracts. If the research and development activities are not successful, the Company is not obligated to refund payments previously received. Fees from the sale or license of technology are recognized on a straight-line basis over the term required to complete the transfer of technology or the substantial satisfaction of any performance related responsibilities. License fee payments received in advance of amounts earned are recorded as deferred revenue. Milestone payments are recorded as revenue based upon the completion of certain contract specified events that measure progress toward completion under certain long-term contracts. Royalty revenue related to licensed technology is recorded when earned and in accordance with the terms of the license agreement. Research and development costs are expensed as incurred.

Significant Collaborative Agreements

The Company's collaborative development agreements generally contain provision for specific payments for defined activities, services, royalties on the sales of developed products, and/or the accomplishment of performance benchmarks. These agreements also may provide for equity investments or other financial incentives. Technology license agreements usually are associated with collaborative development agreements, but occasionally the Company will agree to a license without an accompanying development agreement.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1.      Organization and Significant Accounting Policies (continued)

Spine Wave, Inc. In April 2001, the Company entered into agreements with Spine Wave, Inc. ("Spine Wave"), to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

The shares of founding common stock are subject to a vesting schedule consisting of three triggers corresponding to Spine Wave's progress in commercializing products using the licensed technology. Unvested shares of founding common stock are subject to repurchase by Spine Wave at the original purchase price. One-third of the shares of founding common stock vest on or after each trigger. As of December 31, 2002, the Company had not vested any of the founding common stock because none of the trigger events had yet occurred.

In connection with the license agreement, the Company entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse the Company for both our direct costs and the associated overhead costs for the services provided. During 2001, the Company recognized contract revenues of $450,000 related to activities performed under the collaborative agreement.

In March 2002, the Company executed additional agreements with Spine Wave, Inc. that expanded its contractual research and development relationship, and that offered the Company additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, the Company's contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2002 and for the period of project inception to date the Company received $2,427,000 and $2,877,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1.      Organization and Significant Accounting Policies (continued)

at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of December 31, 2002, the first of the three performance goals had been met.

Significant License Agreements

The Company's license agreements usually include provision for up-front compensation and eventual royalties on the sale of licensed products. Terms of license agreements typically commence as of the date executed and continue for a period of the greater of twenty (20) years from execution date or the date upon which the last of the patented technology under license expires.

Femcare, Ltd. In January 2000, The Company entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of the Company's product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test the products in Great Britain and to achieve European regulatory approval. The Company has not incurred any research and development costs associated with its support efforts to date. As a result of the arrangement, the Company recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and the year ended December 31, 2002. In accordance with the agreement, the Company will receive a royalty on net product sales generated by Femcare, and has the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

Genencor International, Inc. In December 2000, the Company signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care. As a result of the agreements, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

In return for the licensed rights, Genencor paid the Company an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1.      Organization and Significant Accounting Policies (continued)

product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, the Company is entitled to receive up to $5 million in milestone payments associated with Genencor's achievement of various industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments the Company can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In December 2002 the Company received a license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from the Company.

In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into $500,000 of our common stock. The first warrant could be converted into 442,478 shares at an exercise price of $1.13 per share. The second warrant could be converted into 1,250,000 shares at an exercise price of $0.40 per share. As a result of the collaboration, in 2000 the Company recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of the Company's common stock valued at $319,000). The agreement terminates on the date of expiration of the last remaining patent.

Accounting for Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations in accounting for its stock-based compensation. Under APB 25, if the exercise price of the employee stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with EITF 96-18, equity instruments issued to non-employees are recorded at fair value and recognized over the related service period. The effects of using the fair value accounting method, as described in SFAS Statement No. 123 are described below in Note 2.

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

The net loss per common share for the years ended December 31, 2002, 2001 and 2000 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1.      Organization and Significant Accounting Policies (continued)

included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2002, 2001 and 2000 has been adjusted for accumulated and/or paid dividends on the preferred stock.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.
Management does not believe its adoption will effect the Company's financial statements.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and pertains to legal obligations related to retirement of long-lived assets that result from the acquisition, construction, development and the normal operations of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe its adoption will effect the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the results of Operations.

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe its adoption will effect the Company's financial statements.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1.      Organization and Significant Accounting Policies (continued)

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

In April 1999, the Company received approximately $508,000 from the exercise of redeemable publicly traded warrants originally issued as part of PPTI's Initial Public Offering. Following the close of business on April 15, 1999, the remaining unexercised redeemable, publicly traded, warrants expired. On May 12, 1999, the Company received approximately $416,000 from the exercise of warrants issued in conjunction with the private placement of the Company's Series E Convertible Preferred Stock.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2.      Stockholders' Equity (continued)

In 1998, the Company raised approximately $5.4 million from the sale of 54,437 shares of Series E Convertible Preferred Stock ("Series E Stock") priced at $100 per share, with warrants to purchase an aggregate of 3,266,250 shares of common stock to a small group of institutional and accredited investors. In connection with this transaction, the Company recorded a non-cash "imputed dividend" expense of $3,266,250 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

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

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company's Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if:
(a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference of $100 per share plus accumulated dividends.

The Series E Stock is convertible, at the option of the holder, into shares of the Company's common stock, subject to anti-dilution adjustments, and has a preference in liquidation of $100 per share, but only after any

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


2.      Stockholders' Equity (continued)

preference is paid or declared set apart for the Series D Stock. The Company's Series F Stock is equivalent to its Series E Stock with regard to liquidation preferences. All other terms of the Series F Stock remain the same as the Company's Series D Stock.

Holders of the Series E Stock are entitled to receive dividends when and if declared by the Company's Board of Directors; however, no such dividends will be declared or paid on the Series E Stock until the preferential cumulative dividends on the Series D and F Stock have been fully paid or declared and set apart. Automatic conversion of all Series E Stock will occur if: (a) the Company completes a public offering of common stock at a price of $7.50 or higher; or
(b) the holders of more than 75% of outstanding Series E Stock elect to convert.

Series D, E, F, and H Convertible Preferred Stock have been designated as non-voting stock.

Exercise and Exchange of Warrants

In August 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in August 2003. The original exercise price was $0.40 per share. As an incentive to exercise the warrant early, the Company offered each holder a reduced exercise price of $0.30 per share and the issuance of a new warrant for a similar number of shares at an exercise price of $0.10 per share. As a result, the Company raised $683,000. The newly issued warrants will expire on the last day of August 2003.

During January 2002, certain holders of warrants, issued in connection with the sale of Series G Preferred Stock, exercised their warrants to purchase common stock which were due to expire in February 2002. The original exercise price was $0.50 per share. As an incentive to exercise the warrant early, the Company offered each holder a reduced exercise price of $0.25 and the issuance of a new eighteen month warrant for a similar number of shares at an exercise price of $0.40 per share. As a result the Company raised $990,000. The newly issued warrants will expire on the last day of August 2003.

During March 2001, certain holders of warrants issued in connection with the sale of Series G Preferred Stock exercised their warrants to purchase common stock, which were due to expire in February, 2001, but which had been extended by the Company's Board of Directors originally until February 2002. The original exercise price was $1.50 per share. As an incentive to exercise the warrant early, the Company offered to reduce the exercise price to $0.50 and offer each holder a new one year warrant for a similar number of shares at an exercise price of $1.00 per share. As a result, the Company raised $1,246,000 (less expenses). The newly issued warrants will expire on the last day of February 2002.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


2.      Stockholders' Equity (continued)

years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Company's Board of Directors may modify the Plan at any time. During 2002, a total of 47,385 shares were purchased under the Plan at prices ranging from $0.27 to $0.40. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2002, the 1996 Plan was amended to increase the number of options awarded to 10,000. Such grants of options to purchase 10,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Company's Board or Directors (or a designated committee of the Board) administers the 1996 Plan. At

December 31, 2002, 250,000 options to purchase common stock have been granted under the 1996 Plan with 230,000 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2002, no options had yet been granted under the plan.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2002, options to purchase 808,000 shares of common stock were exercisable.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2.      Stockholders' Equity (continued)

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2002, options for 289,000 shares were exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2002, options for 609,000 shares were exercisable.

The following table summarizes the Company's stock option activity:




                                               Years ended December 31, 2002
                          ----------------------------------------------------------------------
                                   2002                     2001                  2000
                          ----------------------------------------------------------------------
                                        Weighted                 Weighted                Weighted
                                        Average                  Average                 Average
                                        Exercise                 Exercise                Exercise
                            Options       Price      Options       Price     Options       Price
                          ----------------------------------------------------------------------
 Outstanding - beginning
        of year             2,124,000      $1.09     1,917,500      $1.22    1,998,000    $1.23

     Granted                  692,500      $0.35       521,500      $0.70      173,500    $1.07
     Exercised                (28,500)     $0.35        (3,500)     $0.47      (85,500)   $0.87
     Forfeited/Expired       (182,500)     $1.05      (311,500)     $1.21     (168,500)   $1.52
                          ----------------------------------------------------------------------

 Outstanding - end of year  2,605,500      $0.90     2,124,000      $1.09    1,917,500    $1.22
                          =======================================================================

 Exercisable - end of year  1,936,000      $1.01     1,568,300      $1.23    1,298,000    $1.34
                          =======================================================================

The exercise prices for options outstanding as of December 31, 2001 range from $0.22 to $3.75. The weighted average remaining contractual life of these options is approximately 6.94 years.

Statement 123 pro forma information

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for employee stock options under the fair value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model. The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 3.9% for 2002, 5.0% for 2001 and 5.50% for 2000; a volatility factor of the expected market price of the Company's common stock of 214% for 2002,

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


2.      Stockholders' Equity (continued)

23% for 2001, and 100% for 2000; expected option lives of 10 years for 2002, 5 years for 2001, 10 years for 2000; and no dividend yields for all years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information is as follows:


                                                2002             2001             2000
                                                ----             ----             ----
 Net loss as reported                     $   (1,293,797)   $   (3,424,468)  $   (2,775,716)
 Net loss per share as reported                    (0.05)            (0.16)           (0.16)
 Net loss pro forma                           (1,456,680)       (3,552,051)      (3,077,468)
 Net loss per share pro forma                      (0.05)            (0.17)           (0.17)
 Weighted average fair value per share
   of options granted during the year     $         0.34    $         0.54   $         0.95

The pro forma effect on net loss for 2002, 2001 and 2000 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

3.      Stockholder Protection Agreement

In 1997, the Company's Board of Directors adopted a Stockholder Protection Agreement ("Rights Plan") that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions to protect stockholders in the event of an unsolicited attempt to acquire the Company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of the Company's outstanding shares of common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of the Company's capital stock at a discounted price. The issuance of the Rights is not a taxable event, does not affect the Company's reported earnings per share, and does not change the manner in which the Company's common stock is traded.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4.      Note Receivable from Officer

A loan for $140,000, secured by a pledge of stock, was made to one of the Company's officers on April 16, 1997, solely to meet tax obligations arising from the exercise of a stock option. Interest accrued at the annual rate of 8% on the unpaid principal balance. In July 1999, the loan term was extended until April 2005. The note and accumulated interest totaling $190,000 were repaid in December 2001.

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

Annual future minimum operating lease payments are as follows:

                             Year Ending                Operating
                            December 31,                  Leases
                            ------------             -----------------
                               2003                    $  637,000
                               2004                       656,000
                               2005                       214,000
                                                     -----------------
                     Total minimum operating
                     lease payments                    $1,507,000
                                                     =================

Rent expense, net of rental income, was approximately $620,000, $380,000, $367,000, and $5,005,000 for the years ended December 31, 2002, 2001 and 2000 and for the period July 6, 1988 (inception) through December 31, 2002, respectively. Rental income was approximately $163,000, $219,000 and 66,000 for the years ended December 31, 2002, 2001 and 2000, respectively and $448,000 for the period July 6, 1988 (inception) through December 31, 2002.

6.      Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards of approximately $36,794,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $13,043,000, which will begin expiring in 2004. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, certain limitations in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6.      Income Taxes (continued)

The Company also has federal and California research and development tax credit carryforwards of approximately $1,461,000 and $789,000, respectively, which will begin expiring in 2004 unless previously utilized.

Some of these carryforward benefits may be subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent carryforward benefits from being realized.

Significant components of the Company's deferred tax assets as of December 31, 2002 are shown below. A valuation allowance of $15,835,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                                       2002             2001
                                                               ----------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                $13,628,000   $ 13,182,000
  Research and development credits                                  1,973,000      1,711,000
  Other, net                                                          234,000        382,000
                                                               ----------------------------------
Total deferred tax assets                                          15,835,000     15,275,000
Valuation allowance for deferred tax assets                       (15,835,000)   (15,275,000)
                                                               ----------------------------------
Net deferred tax assets                                        $            -   $          -
                                                               ==================================

7.      Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2002, the Company had not made a contribution to the 401(k) Savings Plan.

8.      Subsequent Event

On March 25, 2003, purchasers of Series I Convertible Preferred Stock and Warrants committed $3,005,000 for 30,050 shares of Series I Preferred Stock and common stock warrants. Purchasers paid $100 for each share of Series I Convertible Preferred stock and each share is convertible into approximately 181 shares of the Company's common stock. Each initial purchaser of Series I
Preferred Stock also received common stock warrants. Two warrants are exercisable at any time for approximately 27 common shares per share of preferred stock at exercise prices of $0.65 and $0.88 per share respectively, and expire 18 months after the closing of the offering; the other warrant is exercisable at any time for approximately 18 common shares per share of preferred stock at an exercise price of $1.65 per share, and expires 48 months after the closing of the offering. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company has agreed to file a registration statement covering resales of the shares of common stock underlying the Series I Preferred Stock and the warrants with the Securities and Exchange Commission on or before May 1, 2003.

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


(a)(3)         Exhibits

               The  following   documents  are  included  or   incorporated   by
               reference:

       Exhibit
       Number            Description
       ------            -----------

        3.1 (4)          Certificate  of  Incorporation   of  the  Company,   as
                         amended.

        3.1.1 (4)        Certificate   of   Designation   of   Series  X  Senior
                         Participating Preferred Stock.

        3.1.2 (11)       Certificate  of  Designation  of  Series E  Convertible
                         Preferred Stock.

        3.1.3 (11)       Certificate  of  Designation  of  Series F  Convertible
                         Preferred Stock.

        3.1.4 (12)       Certificate  of  Designation  of  Series G  Convertible
                         Preferred Stock.

        3.1.5 (18)       Certificate  of  Designation  of  Series H  Convertible
                         Preferred Stock.

        3.2 (4)          Bylaws of the Company, as amended.

        10.1 (1)         1989  Stock  Option  Plan,   together   with  forms  of
                         Incentive  Stock  Option   Agreement  and  Nonstatutory
                         Option Agreement.

        10.2 (2)         1992 Stock  Option Plan of the Company,  together  with
                         forms  of   Incentive   Stock  Option   Agreement   and
                         Nonstatutory Option Agreement.

        10.3 (1)         Form  of   Employee's   Proprietary   Information   and
                         Inventions Agreement.

        10.4 (1)         Form of Consulting Agreement.

        10.5 (1)         Form of Indemnification Agreement.

        10.6 (2) License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

        10.7 (4) Amended and Restated Registration Rights Agreement dated September 14, 1995, among the Company and the holders of its Series D Preferred Stock.

        10.8 (4) Securities Purchase Agreement related to the sale of the Company's Series D Preferred Stock.

        10.9 (5) Letter Agreement dated as of October 4, 1996 between the Company and MBF I, LLC ("MBF") relating to the provision of consulting and advisory services.

        10.10 (5)        Form of Warrant  with  respect to a warrant  for 50,000
                         shares issued to MBF, and to be used with respect to additional warrants which may be issued to MBF.

        10.11 (5)        Registration  Rights  Agreement  dated as of October 4,
                         1996 between the Company and MBF.

        10.12 (5)        Securities  Purchase  Agreement  dated as of January 6,
                         1997 among the Company and the investors named therein relating to the sale and purchase of 1,904,000 shares of the Company's common stock.

        10.13 (8)        Lease,  with exhibits,  dated March 1, 1996 between the
                         Company and Sycamore/San Diego Investors.

        10.14 (6)        Second  Amendment  to Lease  between  the  Company  and
                         Sycamore/San Diego Investors, dated March 1, 1996.

        10.15 (6)        1996 Non-Employee Directors' Stock Option Plan.

        10.16 (7)        Stockholder  Protection  Agreement,  dated  August  22,
                         1997,   between  the  Company  and  Continental   Stock
                         Transfer & Trust Company as rights agent.

        10.17 (8)        Employee  Stock  Purchase  Plan,  together with Form of
                         Stock Purchase Agreement.

        10.18 (9)        Lease,  with rider and exhibits,  dated April 13, 1998,
                         between the Company and Sycamore/San Diego Investors.

        10.19 (10)       First  Amendment to  Stockholder  Protection  Agreement
                         dated   April  24,   1998,   between  the  Company  and
                         Continental Stock Transfer & Trust Company as rights agent.

        10.20 (11)       Securities  Purchase  Agreement  related to the sale of
                         the Company's Series E Convertible Preferred Stock dated as of April 13, 1998 among the Company and Investors named therein related to the purchase of 54,437.50 shares of Series E Preferred Stock.

        10.21 (11)       Form of First Warrants to purchase Common Stock related
                         to the sale of the Company's Series E Preferred Stock.

        10.22 (11)       Form  of  Second  Warrants  to  purchase  Common  Stock
                         related to the sale of the Company's Series E Preferred
                         Stock

        10.23 (11)       Letter of  Agreement  dated April 13, 1998  between the
                         Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D
                         Preferred Stock for a like number of shares of Series F
                         Preferred Stock.

        10.24 (12)       Securities  Purchase  Agreement  related to the sale of
                         the Company's Series G Convertible Preferred Stock.

        10.25 (12)       Form of  Warrant to  Purchase  Common  Stock  issued in
                         connection with the Series G Preferred Stock.

        10.26 (12)       Second Amendment to Stockholder  Protection  Agreement,
                         dated July 26, 1999 between the Company and Continental
                         Stock Transfer and Trust Company as rights agent.

        10.27 (13)**     License and  Development  Agreement dated as of January
                         26, 2000  between  the Company and  Prospectivepiercing
                         Limited, to be known as Femcare Urology Limited.

        10.28 (13)**     Supply  Agreement  dated as of January 26, 2000 between
                         the Company and Femcare Urology Limited.

        10.29 (13)**     Escrow  Agreement  dated as of January 26, 2000 between
                         the Company and Femcare Urology Limited.

        10.30 (13)       License Agreement dated as of February 18, 2000 between
                         the Company and Sanyo Chemical Industries, Ltd.

        10.31 (14)**     License  Agreement  dated December 21, 2000 between the
                         Company and Genencor International, Inc.

        10.32 (14)       Form of  Warrant to  Purchase  Common  Stock  issued in
                         connection with License Agreement between the Company and Genencor International, Inc.

        10.33 (15)       Securities  Purchase  Agreement  related to the sale of
                         the Company's Series H Preferred Stock.

        10.34 (18)**     Founder Stock Purchase  Agreement  dated April 12, 2001
                         between the Company and Spine Wave, Inc.

        10.35 (18)**     License  Agreement  dated  April 12,  2001  between the
                         Company and Spine Wave, Inc.

        10.36 (18)**     Escrow  Agreement  dated  April 12,  2001  between  the
                         Company and Spine Wave, Inc.

        10.37 (18)**     Supply and  Services  Agreement  dated  April 12,  2001
                         between the Company and Spine Wave, Inc.

        10.38 (16)       Amendment, dated as of February 17, 2000, to Employment
                         Agreements shown above as exhibits 10.30, 10.31, 10.32 and 10.33.

        10.39 (19)**     Amendment No. 1 to Supply and Services  Agreement dated
                         February  12, 2002  between the Company and Spine Wave,
                         Inc.

        10.40 (19)**     Stock  Purchase and Vesting  Agreement  dated March 21,
                         2002 between the Company and Spine Wave, Inc.

        10.41 (17)       Warrant  to  Purchase  Shares of Common  Stock of Spine
                         Wave, Inc. issued to the Company.

        10.42 First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.

        10.43 Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.

        10.44 Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.

        10.45 Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Capello.

        10.46 Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.

        23.1             Consent of Peterson & Co., Independent Auditors.

        23.2             Consent of Ernst & Young LLP, Independent Auditors.

        99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43875) filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, 2, 3 and 4 thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992, respectively.

        (2) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 31, 1993.

        (3) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, as filed with the Commission on March 30, 1995.

        (4) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 1995, as filed with the Commission on October 25, 1995.

        (5) Incorporated by reference to Registrant's current Report on Form 8-K, as filed with the Commission on January 7, 1997.

        (6) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on March 27, 1997.

        (7) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed with the Commission on August 27, 1997.

        (8) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998.

        (9) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended March 31, 1998, as filed with the Commission on May 15, 1998.

        (10) Incorporated by reference to Registrant's Report on Form 10-QSB for the Quarter ended June 30, 1998, as filed with the Commission on August 14, 1998

        (11) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

        (12) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999.

        (13) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on March 24, 2000.

        (14) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Commission on February 22, 2001.

        (15) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

        (16) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on March 18, 2002.

        (17) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Commission on November 13, 2002.

        (18) Incorporated by reference to Registrant's report on Form 10-KSB/A for the fiscal year ended December 31, 2001 as filed with the Commission on March 5, 2003.

        (19) Incorporated by reference to Registrant's report on Form 10-QSB/A for the period ended September 30, 2002 as filed with the Commission on March 5, 2003.

        ** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

(b)            Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14.       Controls and Procedures

               The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Director of Finance, as appropriate, to allow timely decisions regarding disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that the Company's management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               Within 90 days of the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act. The evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Director of Finance. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to them by others within the Company during the period in which this report was prepared.

               There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROTEIN POLYMER TECHNOLOGIES, INC.


March 28, 2003               By             /S/  J. THOMAS PARMETER
                                            -----------------------
                                            J. Thomas Parmeter
                                            Chairman of the Board, Chief
                                            Executive Officer, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                               Capacity                                 Date
---------                               --------                                 ----

/S/  J. THOMAS PARMETER                 Chairman of the Board, Chief            March 28, 2003
-----------------------------           Executive Officer, President
J. Thomas Parmeter                      (Principal Executive Officer)


/S/  JANIS Y. NEVES                     Director of Finance, Controller,        March 28, 2003
-----------------------------           and Assistant Secretary
Janis Y. Neves                          (Principal Financial Officer)


/S/  RICHARD ADELSON                    Director                                March 28, 2003
-----------------------------
Richard Adelson

/S/  EDWARD E. DAVID                    Director                                March 28, 2003
-----------------------------
Edward E. David, Ph.D.

/S/  PHILIP J. DAVIS                    Director                                March 28, 2003
-----------------------------
Philip J. Davis

/S/  EDWARD J. HARTNETT                 Director                                March 28, 2003
-----------------------------
Edward J. Hartnett

/S/  J. PAUL JONES                      Director                                March 28, 2003
-----------------------------
J. Paul Jones, Ph.D.

/S/  KERRY L. KUHN                      Director                                March 28, 2003
-----------------------------
Kerry L. Kuhn, M.D.

/S/  GEORGE R. WALKER                   Director                                March 28, 2003
-----------------------------
George R. Walker

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Thomas Parmeter, certify that:

1. I have reviewed this annual report on Form 10-KSB of Protein Polymer Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ J. Thomas Parmeter
--------------------------
J. Thomas Parmeter
Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Janis Y. Neves, certify that:

1. I have reviewed this annual report on Form 10-KSB of Protein Polymer Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Janis Y. Neves
--------------------------
Janis Y. Neves
Director of Finance and Assistant Secretary

                                  EXHIBIT INDEX


        10.42 First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.

        10.43 Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.

        10.44 Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.

        10.45 Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Capello.

        10.46 Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.

        23.1      Consent of Peterson & Co., Independent Auditors.

        23.2      Consent of Ernst & Young LLP, Independent Auditors.

        99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002