Form 10QSB
period 2003-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-05-14
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


     (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                  For the quarterly period ended March 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
            For the transition period from _______________ to _________________

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, 33,943,290 shares of common stock were outstanding.

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

                                      INDEX



                                                                                                     Page No.
                                                                                                     --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

            Condensed Balance Sheets -
                March 31, 2003 and December 31, 2002.....................................................3

            Condensed Statements of Operations -
                For the Three Months ended March 31, 2003 and 2002
                and the period July 6, 1988 (inception) to March 31, 2003................................4

            Condensed Statements of Cash Flows -
                For the Three Months ended March 31, 2003 and 2002
                and the period July 6, 1988 (inception) to March 31, 2003................................5

            Notes to Condensed Financial Statements......................................................7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations............................................9

Item 3.     Controls and Procedures.....................................................................14


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds...................................................14

Item 6.     Exhibits and Reports on Form 8-K............................................................15


            Signatures..................................................................................16

            Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002....................17

                                     PART I
                             FINANCIAL INFORMATION


Item 1.       Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets


                                                                      March 31,         December 31,
                                                                        2003                 2002
                                                                 ------------------------------------------
Assets                                                               (unaudited)
Current assets:
Cash and cash equivalents                                        $       2,721,291       $      733,978
Other current assets                                                        98,545               30,773
                                                                 ------------------------------------------
Total current assets                                                     2,819,836              764,751

Deposits                                                                    30,479               29,679
Equipment and leasehold improvements, net                                   63,965               80,928
                                                                 ------------------------------------------

                                                                 $       2,914,280       $      875,358
                                                                 ==========================================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                        172,817       $      389,109
   Accrued employee benefits                                               121,661              112,714
   Other accrued expenses                                                   28,669               49,530
   Deferred rent                                                            24,111               24,111
                                                                 ------------------------------------------
Total current liabilities                                                  347,258              575,464


   Long-term portion deferred rent                                          18,083               24,111


Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 85,146 and 76,120 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively;
   liquidation preference of $8,514,600 and $7,612,000 at
   March 31, 2003 and December 31, 2002, respectively                    7,969,917            7,266,780
Common stock, $.01 par value, 60,000,000 shares authorized,
   33,943,290 and 29,731,535 shares issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively                      339,444              297,327
Additional paid-in capital                                              39,821,230           36,618,235
Deficit accumulated during development stage                           (45,581,652)         (43,906,559)
                                                                 ------------------------------------------
Total stockholders' equity                                               2,548,939             (275,783)
                                                                 ------------------------------------------

                                                                 $       2,914,280       $      875,358
                                                                 ==========================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)


                                                                                                       For the
                                                                                                        period
                                                                                                    July 6, 1988
                                                                                                     (inception)
                                                                       Three months ended                 to
                                                                            March 31,                  March 31,
                                                                     2003              2002              2003
                                                              --------------------------------------------------------
Revenues:
     Contract revenue                                         $         450,983   $      469,577    $    9,709,569
     Interest Income                                                      1,583            1,620         1,248,530
     Product and other income                                                 -            1,500           694,779
                                                              --------------------------------------------------------
Total revenues                                                          452,566          472,697        11,652,878

Expenses:
     Research and development                                           541,866          651,037        32,927,971
     Selling, general and administrative                                280,421          288,847        19,052,802
                                                              --------------------------------------------------------
Total expenses                                                          822,287          939,884        51,980,773
                                                              --------------------------------------------------------

Net loss                                                               (369,721)        (467,187)      (40,327,895)

Undeclared, imputed and/or paid dividends on preferred
stock                                                                 1,373,831           68,459         7,446,402
                                                              --------------------------------------------------------

Net loss applicable to common shareholders                    $      (1,743,552)  $     (535,646)   $  (47,774,297)
                                                              ========================================================

Basic and diluted net loss per common share                   $           (0.06)  $        (0.02)
                                                              =====================================

Shares used in computing basic and diluted net loss per
common share                                                         29,792,399       24,116,726
                                                              =====================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                                    For the period
                                                                                                     July 6, 1988
                                                                    Three months ended              (inception) to
                                                                         March 31,                     March 31,
                                                                   2003                 2002             2003
                                                          ----------------------------------------------------------
Operating activities

Net loss                                                      $        (369,721)  $     (467,187)   $  (40,327,895)
Adjustments to reconcile net loss to net cash used for
operating activities:
Stock issued for compensation and interest                                   -                -            427,676
Depreciation and amortization                                            20,572           45,003         2,378,956
Write-off of purchased technology                                            -                -            503,500
Changes in assets and liabilities:
Deposits                                                                   (800)            (800)          (30,479)
Other current assets                                                    (67,771)        (157,100)          (98,544)
Accounts payable                                                       (216,292)         (96,629)          172,817
Accrued employee benefits                                                 8,947            2,428           121,661
Other accrued expenses                                                  (20,862)          19,472            28,669
Deferred revenue                                                             -           (83,333)               -
Deferred rent                                                            (6,028)          (6,028)           42,194
                                                          ----------------------------------------------------------
Net cash used for operating activities                                 (651,955)        (744,174)      (36,736,445)

Investing activities
Purchase of technology                                                       -                 -          (570,000)
Purchase of equipment and improvements                                   (3,609)          (1,293)       (2,000,895)
Purchases of short-term investments                                          -                 -       (16,161,667)
Sales of short-term investments                                              -                 -        16,161,667
                                                          ----------------------------------------------------------
Net cash provided by (used for) investing
activities                                                    $          (3,609)  $       (1,293)   $   (2,570,895)


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                                                                    For the period
                                                                                                     July 6, 1988
                                                                    Three months ended              (inception) to
                                                                         March 31,                     March 31,
                                                                   2003                 2002             2003
                                                          ----------------------------------------------------------
Financing activities
Net proceeds from exercise of options
   and warrants, and sale of common stock                     $           3,227   $      969,745    $   22,859,303
Net proceeds from issuance and conversion of
   preferred stock                                                    2,639,650               -         18,148,068
Net proceeds from convertible notes and
   detachable warrants                                                       -                -          1,068,457
Payment on capital lease obligations                                         -                -           (288,770)
Payment on note payable                                                      -                -           (242,750)
Proceeds from note payable                                                   -                -            484,323
                                                          ----------------------------------------------------------
Net cash provided by financing activities                             2,642,877          969,745        42,028,631
                                                          ----------------------------------------------------------

Net increase in cash and cash equivalents                             1,987,313          224,278         2,721,291

Cash and cash equivalents at beginning of
   period                                                               733,978          234,271                -
                                                          ----------------------------------------------------------
Cash and cash equivalents at end of period                    $       2,721,291   $      458,549    $    2,721,291
                                                          ==========================================================

Supplemental disclosures of cash flow
   information
Equipment purchased by capital leases                                         -               -     $      288,772
Interest paid                                                                 -            3,924           146,775
Imputed dividend on Series E stock                                            -               -          3,266,250
Conversion of Series D preferred stock to
   common stock                                                               -               -          2,142,332
Conversion of Series E preferred stock to
   common stock                                                       1,921,513          400,000         5,277,813
Conversion of Series G preferred stock to
   common stock                                                          15,000               -            585,000
Series D stock issued for Series C stock                                     -                -          2,073,925
Series C dividends paid with Series D stock                                  -                -            253,875
Series D dividends paid with common stock                                    -                -            422,341
Imputed dividend on Series I stock                                    1,305,372               -          1,305,372

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 2003

1.   Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as described in Footnote 5.

3.   Revenue and Expense Recognition

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

4.   Issuance of Preferred Stock

On March 25, 2003, we raised approximately $3 million from the sale of 30,050 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 4,545,453 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,305,372 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

We intend to use the net proceeds for general corporate and working capital purposes.

Each share of Series I Stock received two common stock warrants. One warrant is exercisable at any time for 27 shares of common stock at an exercise price of $.88 per share, and expires 18 months after the close of the offering; the other warrant is exercisable at any time for 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $.65 per share, expiring 18 months after the close of the offering were issued, as well as warrants to purchase 182,272 shares of common stock at an exercise price of $.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $.68 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $.92 per share and warrants to purchase 18,228 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. We have agreed to file a registration statement covering resales of the shares of common stock underlying the Series I Stock and the warrants with the Securities and Exchange Commission on or before May 31, 2003.

5.   Accounting for Stock-Based Compensation

As allowed by Statement No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No.
28. Pro Forma stock compensation in accordance with Statement No. 123 is amortized using the straight line method over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

                                                         2003           2002
                                                         ----           ----

       Net loss:
       As reported                                   $(1,743,552)   $  (535,646)
       Stock-based employee compensation expense
       included in reported net income,
       net of related tax effects                             -              -
       Total stock-based employee
       compensation expense determined under
       fair value based method for all options,
       net of related tax effects                        (22,794)       (11,026)
       Pro forma net loss                            $(1,766,346)   $  (546,672)

       Basic and diluted net loss per share:
            As reported                                    (0.06)         (0.02)
            Pro forma                                      (0.06)         (0.02)

6.   Liquidity

We believe our existing available cash and cash equivalents as of March 31, 2003, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until April 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of March 31, 2003 had an accumulated deficit of $(45,581,652).

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

     In March 2002, we executed additional agreements with Spine Wave, Inc. that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2002 and for the period ended March 31, 2003 we received $2,427,000 and $451,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

     Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of March 31, 2003, the first of the three performance goals had been met.

License Agreements

Our license agreements usually include provision for up-front compensation and eventual royalties on the sale of licensed products. Terms of license agreements typically commence as of the date executed and continue for a period of the greater of twenty (20) years from execution date or the date upon which the last of the patented technology under license expires.

Femcare, Ltd.
-------------

In January 2000, we entered into a strategic alliance agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from us to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for 2000 and 2001, and 2002. In accordance with the agreement, we will receive a royalty on net product sales generated by Femcare, and we have the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

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

Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We project beginning pivotal clinical testing during 2004. We expect these trials, including patient follow-up, will take approximately 15 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in late 2005. The pivotal clinical trial is estimated to cost approximately $2.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the three month period ended March 31, 2003 and for the period of project inception to date are approximately $451,000 and $3,328,000 respectively.

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

Results of Operations

We received $451,000 in contract and licensing revenue for the three months ended March 31, 2003 as compared to $470,000 for the three months ended March 31, 2002. The contract and licensing revenue for the three months ended March 31, 2003 was received from Spine Wave, Inc. for research and development services associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain whereas contract and licensing revenue for the same period in 2002 also included $83,000 in amortized revenue from a $1 million up-front license payment (being recognized ratably over a period of three years) from Femcare ltd. for the commercial rights to our incontinence product in Europe and Australia. The amortization of the $1 million dollar payment terminated on December 31, 2002.

Interest income was $1,600 for the three months ended March 31, 2003 versus $1,600 for the same period in 2002.

Research and development expenses for the three months ended March 31, 2003 were $542,000, compared to $651,000 for the same period in 2002. The decrease in research and development expenditures for the three month period in 2003 primarily reflects reduced pre-clinical costs associated with the development of the spinal disc nucleus replacement product. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $280,000 as compared to $289,000 for the same period in 2002. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended March 31, 2003, we recorded a net loss applicable to common shareholders of $1,744,000 or $0.06 per share, as compared to a loss of $536,000, or $0.02 per share for the same period in 2002. Included in the net loss per share for the three months ended March 31, 2003 is a one-time, non-cash "imputed dividend" of $1,305,000 from the sale and issuance of our Series I Preferred Stock which raised approximately $3 million less expenses (see Note 4 to the Financial Statements). The net loss and the net loss per share also included in each of the three-month periods of 2003 and 2002 $68,000 for undeclared dividends related to our preferred stock. Excluding the effect of the imputed dividends, the net loss applicable to common shareholders would have been $438,000 ($.01 per share) for the quarter ended March 31, 2003.

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

To date we believe that inflation and changing prices have had only a modest effect on our continuing operations. However, increases in utility costs, insurance, and employee benefits may have a greater impact in the future.

Liquidity and Capital Resources

As of March 31, 2003, we had cash, cash equivalents and short-term investments totaling $2,721,000 as compared to $734,000 at December 31, 2002. As of March 31, 2003, we had working capital of $2,473,000, compared to a working capital of $189,000 at December 31, 2002.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2003 or December 31, 2002. For the three month period ended March 31, 2003, our cash expenditures for capital equipment and leasehold improvements totaled $(3,600), compared with $(1,300) for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2003 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of March 31, 2003, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until April 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave, Inc. We are currently in preliminary discussions with potential financing sources and collaborative partners, and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 3. Controls and Procedures

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


                                     PART II
                               OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On March 25, 2003, we raised approximately $3 million from the sale of 30,050 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 4,545,453 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,305,372 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

        We intend to use the net proceeds for general corporate and working capital purposes.

        Each share of Series I Stock received two common stock warrants. One warrant is exercisable at any time for 27 shares of common stock at an exercise price of $.88 per share, and expires 18 months after the close of the offering; the other warrant is exercisable at any time for 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $.65 per share, expiring 18 months after the close of the offering were issued as well as warrants to purchase 182,272 shares of common stock at an exercise price of $.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $.68 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $.92 per share and warrants to purchase 18,228 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

        No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. We have agreed to file a registration statement covering resales of the shares of common stock underlying the Series I Stock and the warrants with the Securities and Exchange Commission on or before May 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

                3.1 Certificate of Designation of Series I Convertible Preferred Stock

               10.1 Securities Purchase Agreement related to the sale of Series I Preferred Stock dated as of March 25, 2003

               10.2     Form of Series I First Warrant

               10.3     Form of Series I Second Warrant

               10.4 Form of $0.65 Warrant issued in connection with Series I Preferred Stock

               10.5 Form of $0.58 Warrant issued in connection with Series I Preferred Stock

               10.6 Form of $0.68 Warrant issued in connection with Series I Preferred Stock

               10.7 Form of $0.92 Warrant issued in connection with Series I Preferred Stock

               10.8 Form of $1.73 Warrant issued in connection with Series I Preferred Stock

               10.9 2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        b. Reports on Form 8-K

                        Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PROTEIN POLYMER TECHNOLOGIES, INC.



Date: May 13, 2003                 By  /s/ J. Thomas Parmeter
                                       ----------------------
                                       J. Thomas Parmeter
                                       Chairman of the Board, Chief
                                       Executive Officer, President


Date: May 13, 2003                 By  /s/  Janis Y. Neves
                                       -------------------
                                       Janis Y. Neves
                                       Director of Finance, Controller
                                       and Assistant Secretary

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 13, 2003


/s/  J. Thomas Parmeter
-----------------------
J. Thomas Parmeter
Chief Executive Officer

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

     (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003


/s/  Janis Y. Neves
-------------------
Janis Y. Neves
Director of Finance

                                  EXHIBIT INDEX



Exhibit
Number            Description
------            -----------


    3.1        Certificate of Designation of Series I Convertible Preferred
               Stock

   10.1 Securities Purchase Agreement related to the sale of Series I Preferred Stock dated as of March 25, 2003

   10.2        Form of Series I First Warrant

   10.3        Form of Series I Second Warrant

   10.4        Form of $0.65 Warrant issued in connection with Series I
               Preferred Stock

   10.5        Form of $0.58 Warrant issued in connection with Series I
               Preferred Stock

   10.6        Form of $0.68 Warrant issued in connection with Series I
               Preferred Stock

   10.7        Form of $0.92 Warrant issued in connection with Series I
               Preferred Stock

   10.8        Form of $1.73 Warrant issued in connection with Series I
               Preferred Stock

   10.9 2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement

   99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002