Form 10QSB
period 2003-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-08-15
CIK 858155

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to _________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No _____
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2003, 34,139,537 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____  No  X
                                                                         ---

================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                     INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Condensed Balance Sheets -
            June 30, 2003 and December 31, 2002 ................................................        3

         Condensed Statements of Operations -
            For the three months and six months ended June 30, 2003 and 2002
            and the period July 6, 1988 (inception) to June 30, 2003 ...........................        4

         Condensed Statements of Cash Flows -
            For the six months ended June 30, 2003 and 2002
            and the period July 6, 1988 (inception) to June 30, 2003 ...........................        5

         Notes to Condensed Financial Statements ...............................................        7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ......................................        9

Item 3.  Controls and Procedures ...............................................................       13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds .............................................       14

Item 4.  Submission of Matters to a Vote of Security Holders ...................................       15

Item 6.  Exhibits and Reports on Form 8-K ......................................................       16

         Signatures ............................................................................       17

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                                     June 30,      December 31,
                                                                                       2003            2002
                                                                                   ----------------------------
Assets                                                                             (unaudited)
Current assets:
Cash and cash equivalents                                                          $  2,443,524    $    733,978
Contract receivable                                                                     605,196               -
Other current assets                                                                    117,616          30,773
                                                                                   ----------------------------
Total current assets                                                                  3,166,336         764,751
Deposits                                                                                 30,479          29,679
Equipment and leasehold improvements, net                                               101,016          80,928
                                                                                   ----------------------------
                                                                                   $  3,297,831    $    875,358
                                                                                   ============================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                                $    239,215    $    389,109
   Accrued employee benefits                                                            135,816         112,714
   Other accrued expenses                                                                31,003          49,530
   Deferred rent                                                                         24,111          24,111
                                                                                   ----------------------------
Total current liabilities                                                               430,145         575,464

   Long-term portion deferred rent                                                       12,056          24,111

Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized,
   87,096 and 76,120 shares issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively; liquidation preference of $8,709,600
   and $7,612,000 at June 30, 2003 and December 31, 2002, respectively                8,164,917       7,266,780
Common stock, $.01 par value, 120,000,000 shares authorized, 36,638,628 and 29,731,535 shares issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively                                                      366,398         297,327

Additional paid-in capital                                                           40,273,374      36,618,235
Deficit accumulated during development stage                                        (45,949,059)    (43,906,559)
                                                                                   ----------------------------
Total stockholders' equity                                                            2,855,630         275,783
                                                                                   ----------------------------
                                                                                   $  3,297,831    $    875,358
                                                                                   ============================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                   For the period
                                                                                                    July 6, 1988
                                                                                                   (inception) to
                                       Three months ended                Six months ended             June 30,
                                            June 30,                         June 30,
                                      2003            2002            2003              2002            2003
                                  -------------------------------------------------------------------------------
Revenues:
   Contract revenue               $    742,696    $    943,764    $  1,193,679      $  1,413,342    $  10,452,265
   Interest income                       9,263           2,016          10,847             3,636        1,257,794
   Product and other income                  -               -               -             1,500          694,779
                                  ----------------------------    ------------------------------    -------------
Total revenues                         751,959         945,780       1,204,526         1,418,478       12,404,838

Expenses:
   Research and development            636,086         872,719       1,177,952         1,523,757       33,564,057
   Selling, general and
   administrative                      415,405         377,898         695,827           666,745       19,468,208
                                  ----------------------------    ------------------------------    -------------
Total expenses                       1,051,491       1,250,617       1,873,779         2,190,502       53,032,265
                                  ----------------------------    ------------------------------    -------------

Net loss                              (299,532)       (304,837)       (669,253)         (772,024)     (40,627,427)
Undeclared, imputed and/or paid
   dividends on preferred stock        137,082          69,220       1,510,925           137,678        7,583,496
                                  ----------------------------    ------------------------------    -------------

Net loss applicable to common
   shareholders                   $   (436,614)   $   (374,057)   $ (2,180,178)     $   (909,702)   $ (48,210,923)
                                  ===============================================================================

Basic and diluted net loss per
   common share                   $      (0.01)   $      (0.01)   $      (0.07)     $      (0.04)
                                  ==============================================================

Shares used in computing basic
   and diluted net loss per
   common share                     34,037,634      27,000,455      31,926,744        25,566,557
                                  ==============================================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                                       For the period
                                                                                                        July 6, 1988
                                                                              Six months ended         (inception) to
                                                                                 June 30,                  June 30,
                                                                           2003            2002              2003
                                                                     -------------------------------------------------
Operating activities
Net loss                                                             $   (669,253)     $ (772,024)     $(40,627,427)
Adjustments to reconcile net loss to net cash used for
operating activities:
Stock issued for compensation and interest                                      -               -           472,676
Depreciation and amortization                                              34,088          87,534         2,392,472
Write-off of purchased technology                                               -               -           503,500
Changes in assets and liabilities:
Contract receivable                                                      (605,196)              -          (605,196)
Deposits                                                                     (800)           (800)          (30,479)
Other current assets                                                      (86,843)         23,533          (117,616)
Accounts payable                                                         (149,894)        209,672           239,215
Accrued employee benefits                                                  23,102          (7,963)          135,816
Other accrued expenses                                                    (18,526)         (4,787)           31,005
Deferred revenue                                                                -        (166,667)                -
Deferred rent                                                             (12,056)        (12,056)           36,166
                                                                     -------------------------------------------------
Net cash used for operating activities                                 (1,485,378)       (643,558)      (37,569,868)

Investing activities
Purchase of technology                                                          -               -          (570,000)
Purchase of equipment and improvements                                    (54,175)        (25,280)       (2,051,461)
Purchases of short-term investments                                             -               -       (16,161,667)
Sales of short-term investments                                                 -               -        16,161,667
                                                                     -------------------------------------------------
Net cash provided by (used for) investing activities                 $    (54,175)     $  (25,280)     $ (2,621,461)

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                             For the period
                                                                                              July 6, 1988
                                                                     Six months ended        (inception) to
                                                                         June 30,                June 30,
                                                                    2003           2002           2003
                                                                -------------------------------------------
Financing activities
Net proceeds from exercise of options and warrants,
   and sale of common stock                                     $    359,449   $  1,001,834   $  23,215,525
Net proceeds from issuance and conversion of preferred
   stock                                                           2,889,650              -      18,398,068
Net proceeds from convertible notes and detachable
   warrants                                                                -              -       1,068,457
Payment on capital lease obligations                                       -              -        (288,770)
Payment on note payable                                                    -              -        (242,750)
Proceeds from note payable                                                 -              -         484,323
                                                                -------------------------------------------
Net cash provided by financing activities                          3,249,099      1,001,834      42,634,853
                                                                -------------------------------------------

Net increase in cash and cash equivalents                          1,709,546        332,996       2,443,524

Cash and cash equivalents at beginning of period                     733,978        234,271               -
                                                                -------------------------------------------
Cash and cash equivalents at end of period                      $  2,443,524   $    567,267   $   2,443,524
                                                                ===========================================

Supplemental disclosures of cash flow information
Equipment purchased by capital leases                                      -              -   $     288,772
Interest paid                                                              -            723         146,775
Imputed dividend on Series E stock                                         -              -       3,266,250
Imputed dividend on Series I stock                                 1,373,247              -       1,373,247
Conversion of Series D preferred stock to common stock                     -              -       2,142,332
Conversion of Series E preferred stock to common stock             1,921,513        643,750       5,277,813
Conversion of Series G preferred stock to common stock                15,000        570,000         585,000
Conversion of Series I preferred stock to common stock                55,000              -          55,000
Series D stock issued for Series C stock                                   -              -       2,073,925
Series C dividends paid with Series D stock                                -              -         253,875
Series D dividends paid with common stock                                  -              -         422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                  June 30, 2003

1.   Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the six months ended June 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 2003 and the results of operations for the three months and the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as described in Footnote 6.

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

4.   Issuance of Preferred Stock

On March 25 and May 12, 2003, we raised approximately $3.25 million from the sale of 32,550 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,373,247 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

We intend to use the net proceeds for general corporate and working capital purposes.

Each share of Series I Stock received two common stock warrants. One warrant is exercisable at any time for 27 shares of common stock at an exercise price of $0.88 per share, and expires 18 months after the close of the offering; the other warrant is exercisable at any time for 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expiring 18 months after the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

5.   Exercise and Exchange of Warrants

In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500. The newly issued warrants will expire on the last day of September 2003.

6.   Accounting for Stock-Based Compensation

As allowed by Statement No. 123, Accounting for Stock-Based Compensation, we account for stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally three to five years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro Forma stock compensation in accordance with Statement No. 123 is amortized using the straight-line method over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

                                                      For the three months            For the six months
                                                         Ended June 30,                 Ended June 30,
                                                     2003              2002          2003            2002
                                                     ----              ----          ----            ----
Net loss:
As reported                                        (436,614)        (374,057)     (2,180,178)    $  (909,702)
Total stock-based employee compensation expense
determined under fair value based methods for
all options, net of related tax effects             (53,869)          (7,768)        (76,663)        (18,794)

Pro forma net loss                                $(490,483)        (381,825)     (2,256,841)    $  (928,496)

Basic and diluted net loss per share:
     As reported                                       0.01             0.01            0.07            0.04
     Pro forma                                         0.01             0.01            0.08            0.04

7.   Liquidity

We believe our existing available cash and cash equivalents as of June 30, 2003, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until April 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of June 30, 2003 had an accumulated deficit of $(45,949,000).

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

Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our biomaterials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive milestone payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we joined with Windamere Venture Partners to establish a new company, Spine Wave, Inc., that provides us with both near term research and development support and eventually royalties on the sale of licensed products. Except for the industrial products, we have retained manufacturing rights.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2002 and for the period ended June 30, 2003 we recognized $2,427,000 and $1,194,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an Investigational Device Exemption application (100,000 shares); (ii) completion of additional studies for filing of the Investigational Device Exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of June 30, 2003, the first of the three performance goals had been met.

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

Our spinal disc repair product being developed for our licensee, Spine Wave, is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs plus certain administrative costs, for the three month period ended June 30, 2003 and for the period of project inception to date are approximately $743,000 and $4,071,000 respectively.

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

Results of Operations

We recognized $743,000 in contract and licensing revenue for the three months ended June 30, 2003 as compared to $944,000 for the three months ended June 30, 2002. For the six month period ended June 30, 2003, we recognized $1,194,000 in contract and licensing income as compared to $1,413,000 for the same period in 2002. The contract and licensing revenue for the three months ended June 30, 2003 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain whereas contract and licensing revenue for the same period in 2002 also included $83,000 and $167,000 respectively in amortized revenue from a $1 million up-front license payment (being recognized ratably over a period of three years) from Femcare for the commercial rights to our incontinence product in Europe and Australia. The amortization of the $1 million dollar payment terminated on December 31, 2002. The decrease in contract revenue in 2003 is due to the reduction in preclinical testing of the injectable spinal disc nucleus product in preparation for Spine Wave filing an Investigational Device exemption with the Food and Drug Administration requesting permission to initiate human clinical trials.

Interest income was $9,000 and $11,000 respectively for the three months and six months ended June 30, 2003 versus $2,000 and $4,000 respectively for the same periods in 2002.

Research and development expenses for the three and six-month periods ended June 30, 2003 were $636,000 and $1,178,000 respectively, as compared to $873,000 and $1,524,000 for the same periods in 2002. The decrease in research and development expenditures for the three and six month periods in 2003 primarily reflects reduced pre-clinical costs associated with the development of the spinal disc nucleus replacement product. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2003 were $415,000 and $696,000 respectively as compared to $378,000 and $667,000 respectively for the same periods in 2002. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended June 30, 2003, we recorded a net loss applicable to common shareholders of $437,000 or $0.01 per share, as compared to a loss of $374,000, or $0.01 per share for the same period in 2002. For the six months ended June 30, 2003, we recorded a net loss applicable to common shareholders of $2,180,000 or $0.07 per share, as compared to a loss of $910,000, or $0.04 per share for the same period in 2002. Included in the net loss per share for the six months ended June 30, 2003 is a one-time, non-cash "imputed dividend" of $1,373,000 from the sale and issuance of our Series I Preferred Stock which raised approximately $3.25 million less expenses (see Note 4 to the Financial Statements). The net loss and the net loss per share also included in each of the three month and the six-month periods of 2003 and 2002 $68,000 and $137,000 for undeclared dividends related to our preferred stock. Excluding the effect of the imputed dividends, the net loss applicable to common shareholders would have been $807,000 ($.03 per share) for the six months ended June 30, 2003.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and short-term investments totaling $2,444,000 as compared to $734,000 at December 31, 2002. As of June 30, 2003, we had working capital of $2,736,000, compared to a working capital of $189,000 at December 31, 2002.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2003 or December 31, 2002. For the three month period ended June 30, 2003, our cash expenditures for capital equipment and leasehold improvements totaled $(54,175), compared with $(25,280) for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2003 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of June 30, 2003, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until April of 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in preliminary discussions with potential financing sources and collaborative partners, and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 3.     Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

            (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

           On March 25 and May 12, 2003, we raised approximately $3.25 million from the sale of 32,550 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,373,000 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

           We intend to use the net proceeds for general corporate and working capital purposes.

           Each share of Series I Stock received two common stock warrants. One warrant is exercisable at any time for 27 shares of common stock at an exercise price of $0.88 per share, and expires 18 months after the close of the offering; the other warrant is exercisable at any time for 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expiring 18 months after the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

           No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. The registration statement covering resales of the shares of common stock underlying the Series I Stock and the warrants became effective on June 6, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on April 25, 2003. Proposals I, II, III, IV and V were approved. The results are as follows:

         Proposal I

         The following directors were elected at the meeting to serve a one-year term as directors:

                                                                    Authority
                                                       For          Withheld

         J. Thomas Parmeter                         24,189,520              0
         George R. Walker                           24,189,520              0
         Philip J. Davis                            24,189,520              0
         Edward J. Hartnett                         24,189,520              0
         Phillip M. Berman                          24,189,520              0
         Kerry L. Kuhn                              24,189,520              0
         Edward G. Cape                             24,189,520              0

         Proposal II

         Approval of the Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock:

                                                                        Broker
         For                                 Against     Abstained     Non-Vote
         ------------------------------     ---------   -----------   ----------
         24,188,320                             1,200             0            0

         Proposal III

         Approval of the Amendment to the 2002 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 1,500,000 to 9,000,000:

                                                                        Broker
         For                                 Against     Abstained     Non-Vote
         ------------------------------     ---------   -----------   ----------
         18,257,103                           235,668         7,400    5,689,349

         Proposal IV

         Approval of the Amendment to the 1996 Non-employee Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance under the Plan from 250,000 to 1,750,000:

                                                                        Broker
         For                                 Against     Abstained     Non-Vote
         ------------------------------     ---------   -----------   ----------
         18,242,803                           226,868        30,500    5,689,349

         Proposal V

         Ratification of appointment of Peterson & Co. as the Company's independent auditors for fiscal year 2003:

                                                                        Broker
         For                                 Against     Abstained     Non-Vote
         ------------------------------     ---------   -----------   ----------
         24,189,520                                 0             0            0

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

               10.1 Amended and Restated Securities Purchase Agreement related to the sale of Series I Preferred Stock dated as of May 12, 2003.

               10.2 Form of $0.55 warrant issued in connection with the exchange of warrants.

               31.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Director of Finance (Principal Financial
                    Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Director of Finance (Principal Financial
                    Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K

                    None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROTEIN POLYMER TECHNOLOGIES, INC.



         Date: August 14, 2003              By  /s/ J. Thomas Parmeter
                                                ----------------------
                                                J. Thomas Parmeter
                                                Chairman of the Board, Chief
                                                Executive Officer, President

         Date:  August 14, 2003             By  /s/ Janis Y. Neves
                                                ------------------
                                                Janis Y. Neves
                                                Director of Finance, Controller
                                                and Assistant Secretary

                                  EXHIBIT INDEX

Exhibit
Number     Description

10.1 Amended and Restated Securities Purchase Agreement related to the sale of Series I Preferred Stock dated as of May 12, 2003.

10.2 Form of $0.55 warrant issued in connection with the exchange of warrants.

31.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.