Form 10QSB
period 2003-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2003-11-13
CIK 858155

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

               For the quarterly period ended September 30, 2003

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2003, 36,825,682 shares of common stock were outstanding.

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

          Condensed Balance Sheets -
                 September 30, 2003 and December 31, 2002.....................3

          Condensed Statements of Operations -
                 For the three months and nine months ended September 30,
                 2003 and 2002 and the period July 6, 1988 (inception) to
                 September 30, 2003...........................................4

          Condensed Statements of Cash Flows -
                 For the nine months ended September 30, 2003 and 2002 and
                 the period July 6, 1988 (inception) to September 30, 2003....5

          Notes to Condensed Financial Statements.............................7

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................9

Item 3.   Controls and Procedures............................................13


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................14


          Signatures.........................................................15

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.         Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets



                                                                                         September 30,           December 31,
                                                                                              2003                    2002
                                                                                        ----------------------------------------
Assets                                                                                    (unaudited)
Current assets:
Cash and cash equivalents                                                               $    2,010,363          $    733,978
Contract receivable                                                                             95,796                     -
Other current assets                                                                           182,735                30,773
                                                                                        ----------------------------------------
Total current assets                                                                         2,288,894               764,751

Deposits                                                                                        30,479                29,679
Equipment and leasehold improvements, net                                                      113,389                80,928
                                                                                        ----------------------------------------

                                                                                        $    2,432,762          $    875,358
                                                                                        ========================================
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                                     $      232,067          $    389,109
   Accrued employee benefits                                                                   133,157               112,714
   Other accrued expenses                                                                       21,002                49,530
   Deferred rent                                                                                24,111                24,111
                                                                                        ----------------------------------------
Total current liabilities                                                                      410,337               575,464


   Long-term portion deferred rent                                                               6,028                24,111


Stockholders' equity:
Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 86,596 and 76,120 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively;
   liquidation preference of $8,659,600 and $7,612,000 at
   September 30, 2003 and December 31, 2002, respectively                                    8,114,917             7,266,780
Common stock, $.01 par value, 120,000,000 shares authorized,
   36,734,773 and 29,731,535 shares issued and outstanding at
   September 30, 2003 and December 31, 2002, respectively                                      367,358               297,327

Additional paid-in capital                                                                  40,324,727            36,618,235
Deficit accumulated during development stage                                               (46,790,605)          (43,906,559)
                                                                                        ----------------------------------------
Total stockholders' equity                                                                   2,016,397               275,783
                                                                                        ----------------------------------------

                                                                                        $    2,432,762          $    875,358
                                                                                        ========================================


    See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)




                                                                                                         For the period
                                                                                                          July 6, 1988
                                         Three months ended               Nine months ended               (inception) to
                                            September 30,                   September 30,                  September 30,
                                      2003               2002          2003                 2002               2003
                                 -----------------------------------------------------------------------------------------
 Revenues:
    Contract revenue             $      95,796     $     713,742    $     1,289,475    $     2,127,084  $     10,548,061
    Interest income                      5,378             1,058             16,224              4,695         1,263,171
    Product and other income                 -                 -                  -              1,500           694,779
                                 ---------------------------------- ----------------------------------- ------------------
 Total revenues                        101,174           714,800          1,305,699          2,133,279        12,506,011

 Expenses:
    Research and development           603,850           556,916          1,781,802          2,080,673        34,167,907
    Selling, general and
    administrative                     338,871           303,602          1,034,697            970,347        19,807,078
                                 ---------------------------------- ----------------------------------- ------------------
 Total expenses                        942,721           860,518          2,816,499          3,051,020        53,974,985
                                 ---------------------------------- ----------------------------------- ------------------

 Net loss                             (841,547)         (145,718)        (1,510,800)          (917,741)      (41,468,974)
 Undeclared, imputed and/or
    paid dividends on
    preferred stock                     69,980            69,980          1,580,906            207,659         7,653,477
                                 ---------------------------------- ----------------------------------- ------------------

 Net loss applicable to
    common shareholders          $    (911,527)    $    (215,698)   $    (3,091,706)   $    (1,125,400) $    (49,122,451)
                                 ==========================================================================================


 Basic and diluted net loss
    per common share             $       (0.02)    $       (0.01)   $         (0.09)   $         (0.04)
                                 ==========================================================================================


 Shares used in computing
    basic and diluted net loss
    per common share                36,720,701        29,713,871         33,542,290         26,964,186
                                 ==========================================================================================


    See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                                                                For the period
                                                                                                 July 6, 1988
                                                                   Nine months ended            (inception) to
                                                                     September 30,                 Sept. 30,
                                                             2003                    2002            2003
                                                     ----------------------------------------------------------
Operating activities
Net loss                                             $      (1,510,800)  $        (917,741)      $(41,468,974)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for compensation and interest                           -                   -            472,676
Depreciation and amortization                                   47,487             123,697          2,405,871
Write-off of purchased technology                                    -                   -            503,500
Changes in assets and liabilities:
Contract receivable                                            (95,796)                  -            (95,796)
Deposits                                                          (800)               (800)           (30,479)
Other current assets                                          (151,962)            (65,017)          (182,735)
Accounts payable                                              (157,042)            (91,701)           232,067
Accrued employee benefits                                       20,443             (18,738)           133,157
Other accrued expenses                                         (28,528)             10,077             21,003
Deferred revenue                                                     -            (250,000)                 -
Deferred rent                                                  (18,083)            (18,083)            30,139
                                                     ----------------------------------------------------------
Net cash used for operating activities                       (1,895,081)        (1,228,306)       (37,979,571)

Investing activities
Purchase of technology                                               -                   -           (570,000)
Purchase of equipment and improvements                         (79,946)            (27,112)        (2,077,232)
Purchases of short-term investments                                  -                   -        (16,161,667)
Sales of short-term investments                                      -                   -         16,161,667
                                                     ----------------------------------------------------------
Net cash provided by (used for) investing
activities                                           $         (79,946)  $         (27,112)      $ (2,647,232)


    See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                                For the period
                                                                                                 July 6, 1988
                                                                   Nine months ended            (inception) to
                                                                     September 30,                 Sept. 30,
                                                             2003                    2002            2003
                                                     ----------------------------------------------------------

Financing activities
Net proceeds from exercise of options and
    warrants, and sale of common stock               $         361,762   $       1,687,214       $ 23,217,838
Net proceeds from issuance and conversion of
    preferred stock                                          2,889,650                   -         18,398,068
Net proceeds from convertible notes and
    detachable warrants                                              -                   -          1,068,457
Payment on capital lease obligations                                 -                   -           (288,770)
Payment on note payable                                              -                   -           (242,750)
Proceeds from note payable                                           -                   -            484,323
                                                     ----------------------------------------------------------
Net cash provided by financing activities                    3,251,412           1,687,214         42,637,166
                                                     ----------------------------------------------------------

Net increase in cash and cash equivalents                    1,276,385             431,796          2,010,363

Cash and cash equivalents at beginning of
    period                                                     733,978             234,271                  -
                                                     ----------------------------------------------------------
Cash and cash equivalents at end of period           $       2,010,363   $         666,067       $  2,010,363
                                                     ==========================================================

Supplemental disclosures of cash flow
    information
Equipment purchased by capital leases                                -                   -       $    288,772
Interest paid                                                        -                 723            146,775
Imputed dividend on Series E stock                                   -                   -          3,266,250
Imputed dividend on Series I stock                           1,373,247                   -          1,373,247
Conversion of Series D preferred stock to
    common stock                                                     -                   -          2,142,332

Conversion of Series E preferred stock to
    common stock                                             1,921,513             643,750          5,277,813

Conversion of Series G preferred stock to
    common stock                                                15,000             570,000            585,000

Conversion of Series I preferred stock to
    common stock                                               105,000                   -            105,000

Series D stock issued for Series C stock                             -                   -          2,073,925
Series C dividends paid with Series D stock                          -                   -            253,875
Series D dividends paid with common stock                            -                   -            422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                               September 30, 2003

1.    Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the nine months ended September 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 2003 and the results of operations for the three months and the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

5.    Exercise and Exchange of Warrants

In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500. The newly issued warrants will expire on the last day of January 2004.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:


                                                                    For the three months                For the nine months
                                                                     Ended September 30,                Ended September 30,
                                                                   2003              2002             2003              2002
                                                                   ----              ----             ----              ----
Net loss:
As reported                                                     $(911,527)       $(215,698)       $(3,091,706)       $(1,125,400)
Total stock-based employee compensation expense
determined under fair value based methods for all
options, net of related tax effects                               (31,555)         (88,463)          (108,218)          (107,257)


Pro forma net loss                                               (943,082)        (304,161)        (3,199,924)        (1,232,657)

Basic and diluted net loss per share:
     As reported                                                     0.02             0.01               0.09               0.04
     Pro forma                                                  $    0.03        $    0.01        $      0.10        $      0.05

7.    Liquidity

We believe our existing available cash and cash equivalents as of September 30, 2003, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until April 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of September 30, 2003 had an accumulated deficit of $(46,791,000).

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

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures, and tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging and as surgical sealants for use in pulmonary and abdominal surgical procedures. We currently are devoting the majority of our resources to the development and registration of these products.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an Investigational Device Exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2002 and for the period ended September 30, 2003 we recognized $2,427,000 and $1,289,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an Investigational Device Exemption application (100,000 shares); (ii) completion of additional studies for filing of the Investigational Device Exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of September 30, 2003, the first of the three performance goals had been met.

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

Our spinal disc repair product being developed for our licensee, Spine Wave, is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs plus certain administrative costs, for the three month period ended September 30, 2003 and for the period of project inception to date are approximately $96,000 and $4,167,000 respectively.

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

Results of Operations

We recognized $96,000 in contract and licensing revenue for the three months ended September 30, 2003 as compared to $714,000 for the three months ended September 30, 2002. For the nine-month period ended September 30, 2003, we recognized $1,289,000 in contract and licensing income as compared to $2,127,000 for the same period in 2002. The contract and licensing revenue for the three months ended September 30, 2003 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain whereas contract and licensing revenue for the same period in 2002 also included $83,000 and $250,000 respectively in amortized revenue from a $1 million up-front license payment (being recognized ratably over a period of three years) from Femcare for the commercial rights to our incontinence product in Europe and Australia. The amortization of the $1 million dollar payment terminated on December 31, 2002. The decrease in contract revenue in 2003, particularly during the three months ended September 30, 2003, is due to the completion of preclinical testing of the injectable spinal disc nucleus product in preparation for Spine Wave's recent filing of an Investigational Device exemption with the Food and Drug Administration requesting permission to initiate human clinical trials.

Interest income was $5,000 and $16,000 respectively for the three months and nine months ended September 30, 2003 versus $1,000 and $5,000 respectively for the same periods in 2002.

Research and development expenses for the three and nine-month periods ended September 30, 2003 were $604,000 and $1,782,000 respectively, as compared to $557,000 and $2,081,000 for the same periods in 2002. The decrease in research and development expenditures for the nine-month period in 2003 primarily reflects reduced pre-clinical costs associated with the development of the spinal disc nucleus replacement product. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2003 were $339,000 and $1,035,000 respectively as compared to $304,000 and $970,000 respectively for the same periods in 2002. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended September 30, 2003, we recorded a net loss applicable to common shareholders of $912,000 or $0.02 per share, as compared to a loss of $216,000 or $0.01 per share for the same period in 2002. For the nine months ended September 30, 2003, we recorded a net loss applicable to common shareholders of $3,092,000 or $0.09 per share as compared to a loss of $1,125,000, or $0.04 per share for the same period in 2002. Included in the net loss per share for the nine months ended September 30, 2003 is a one-time, non-cash "imputed dividend" of $1,373,000 from the sale and issuance of our Series I Preferred Stock which raised approximately $3.25 million less expenses (see Note 4 to the Financial Statements). The net loss and the net loss per share also included in each of the three month and the nine-month periods of 2003 and 2002 $70,000 and $208,000 for undeclared dividends related to our preferred stock. Excluding the effect of the imputed dividends, the net loss applicable to common shareholders would have been $1,719,000 ($.05 per share) for the nine months ended September 30, 2003.

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

Liquidity and Capital Resources

As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling $2,010,000 as compared to $734,000 at December 31, 2002. As of September 30, 2003, we had working capital of $1,879,000, compared to a working capital of $189,000 at December 31, 2002.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2003 or December 31, 2002. For the three month period ended September 30, 2003, our cash expenditures for capital equipment and leasehold improvements totaled $80,000, compared with $27,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2003 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of September 30, 2003, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until April of 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in preliminary discussions with potential financing sources and collaborative partners, and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.


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

        a. Exhibits

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


                                             PROTEIN POLYMER TECHNOLOGIES, INC.



               Date:  November 13, 2003      By  /s/  J. Thomas Parmeter
                                                 -----------------------
                                                 J. Thomas Parmeter
                                                 Chairman of the Board, Chief
                                                 Executive Officer, President


               Date:  November 13, 2003      By  /s/  Janis Y. Neves
                                                 -------------------
                                                 Janis Y. Neves
                                                 Director of Finance, Controller
                                                 and Assistant Secretary

                                  EXHIBIT INDEX



Exhibit
Number     Description
------     -----------


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