Form 10KSB
period 2003-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2004-03-30
CIK 858155

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

(Mark One)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003


                                       OR

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period


                      from                        to
                           ----------------------     --------------------------


                         Commission file number 0-19724



                       PROTEIN POLYMER TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                              33-0311631
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


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The issuer's revenues for the most recent fiscal year were $1,617,318.


The aggregate market value of the voting common stock held by non-affiliates of the issuer on March 10, 2004 was $14,930,630. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.


The number of shares of the registrant's common stock outstanding as of March 10, 2004 was 37,100,857.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission no later than April 29, 2004 with respect to the registrant's 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:     Yes           No   X
                                                      ---------    --------
================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                        Page No.


PART I.....................................................................    2

  Item 1.  Description of Business.........................................    2

  Item 2.  Description of Property.........................................   15

  Item 3.  Legal Proceedings...............................................   15

  Item 4.  Submission of Matters to a Vote of Security Holders.............   15


PART II....................................................................   16

  Item 5.  Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities..................   16

  Item 6.  Management's Discussion and Analysis............................   18

  Item 7.  Financial Statements............................................  F-1

  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................   24

  Item 8A. Controls and Procedures.........................................   24

PART III...................................................................   24

  Item 9.  Directors, Executive Officers; Compliance with Section 16(a) of
           the Exchange Act................................................   24

  Item 10. Executive Compensation..........................................   24

  Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................   24

  Item 12. Certain Relationships and Related Transactions..................   24

  Item 13. Exhibits and Reports on Form 8-K................................   24

  Item 14. Principal Accountant Fees and Services..........................   24

  Signatures...............................................................   31

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

        We estimate that approximately 500,000 cosmetic tissue augmentation procedures using injected materials (e.g. collagen, fat) were performed in the U.S in 2001, representing about one-half of the worldwide market. With a product demonstrating greater durability than currently available materials, we believe the number of procedures could grow dramatically.

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

        As a result of the agreements we executed, Spine Wave has acquired an exclusive, worldwide license to our technology for use in spinal and other defined orthopedic applications. In return, we received equity in Spine Wave, we will receive royalties on the sale or sublicensing of licensed products, if any, and we have the right to ultimately supply materials for commercial product sales. In addition to the license agreement we agreed, in a separate supply and services agreement, to provide Spine Wave with a variety of research and development services and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. We expect our work with Spine Wave will lead to a product for spinal disc repair in human clinical testing during 2004.

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

        Our cash balance as of December 31, 2003 was $1,085,000. We believe this amount in combination with accounts receivable and continuing contractual commitments is sufficient to meet our anticipated capital requirements through May 2004. Substantial additional capital resources will be required to fund our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in discussions with potential financing sources and collaborative partners and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations. (See the Liquidity and Capital Resources section of Management's Discussion and Analysis for further discussion.)

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

        All of our product candidates are subject to pre-clinical and clinical testing requirements for obtaining FDA's marketing approval. The actual development of product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company's assessment of the potential market acceptance of a product candidate.

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

        In August 1999, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product's safety and efficacy in December 1999. Through our partner, Femcare, European clinical trials were initiated at the end of 2001. We currently project expanding into a multi-site pivotal clinical study in 2005, to the extent resources are available.

        In November 2000, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We began pilot clinical testing of the product's safety and efficacy in April 2001. We currently project expanding into a multi-site pivotal clinical study in 2005, to the extent resources are available.

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

        Our tissue adhesive technology combines a protein polymer designed specifically to react in a highly efficient manner under physiological conditions with multiple classes of cross-linking agents. These two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues. Chemical cross-linking of the protein polymer allows for the development of a hydrogel with much more robust mechanical properties than can be achieved with the protein polymer alone (i.e., in comparison to our bulking agents). By varying components of the formulation, including the type of cross-linker used, the properties of the final product are tailored to particular clinical needs (e.g. flow properties, set-up speed, adhesive strength, resorption rate).

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

        We are currently conducting preclinical evaluations of the use of our adhesive technology formulated as a surgical sealant for cardiovascular, pulmonary and gastrointestinal procedures. In these types of applications, the use of sutures and staples for closing the wound may permit leaks of air, in the case of pulmonary (lung) surgery, and fluids, particularly blood in any surgery, and also gastrointestinal (GI) fluids in the case of surgery on the colon (GI tract). In such surgeries, the use of an effective sealant -- as an adjunct to sutures or staples -- to prevent leaks could reduce hospitalization stays, reduce post-operative pain and complications, and lower associated mortality rates. We are seeking to establish additional partnerships to pursue the commercial development of such products.

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

        The United States Patent and Trademark Office has issued twenty-five patents to us. Additionally, we have four U.S. patent applications pending.

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

        We have been granted seven U.S. patents covering our tissue adhesive and sealant technologies. Three of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology, fall within the claims of all three of these patents. The last of these patents will expire in 2015. One of the remaining four patents covers the special case of our polymers that are capable of being cross-linked by enzymes, such as those found naturally in the body, which will expire in 2015. The other three remaining patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. Both of these patents will expire in 2017.

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

        In almost all cases, we file for patents in Europe and Japan. Currently, we maintain thirteen issued foreign patents, and twelve pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having functional activity, including those polymers used in our soft tissue augmentation and tissue adhesive products under development. This patent will expire in 2009. Generally, we only maintain foreign patents or applications in Europe and Japan, unless otherwise required due to our license agreements.

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

Product Liability and Absence of Insurance

        Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to beginning human clinical testing of our investigational devices, we procured product liability insurance. We are maintaining this insurance, expanding the coverage as appropriate in concert with the clinical use of our products. There can be no assurance, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our business.

Executive Officers of the Registrant

Name                           Age       Position with the Company
----                           ---       -------------------------

J. Thomas Parmeter             64        Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Joseph Cappello, Ph.D.         47        Vice President, Research and
                                         Development, Chief Technical Officer
                                         and Director, Clinical Research

Philip J. Davis                74        Corporate Secretary

Franco A. Ferrari, Ph.D.       52        Vice President, Laboratory Operations
                                         and Polymer Production and Director,
                                         Molecular Genetics

John E. Flowers                47        Vice President, Planning and Operations

Janis Y. Neves                 53        Director, Finance and Administration,
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

Employees

       As of March 7, 2004, we had 18 full-time employees, of whom four have employment contracts with our company and three hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2.        Properties

       We do not own any real property. We lease approximately 27,000 square feet in San Diego, California from Del Mar Partnership. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 15,000 square feet. The current annual rent for this space is approximately $620,000. We currently sublease at cost an additional 6,000 square feet of office and laboratory space in our present facility. The master lease expires in May 2008. The sublease originally expired at the end of January 2003, but is currently continuing on a month-to-month basis. We believe that our current facilities are adequate to meet our needs until the end of 2005.

Item 3.        Legal Proceedings

       None.

Item 4.        Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II




Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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



                                      Trade Prices
                                      ------------
                  2003             High         Low
                  ----             ----         ---
                First Quarter    $0.980        $0.600
                Second Quarter    0.800         0.550
                Third Quarter     0.600         0.410
                Fourth Quarter    0.560         0.420

                  2002
                  ----
                First Quarter    $0.990        $0.460
                Second Quarter    1.190         0.280
                Third Quarter     0.350         0.230
                Fourth Quarter    0.670         0.220



       As of March 26, 2004, we had approximately 164 shareholders of record of our common stock; we estimate we had approximately 1,500 beneficial holders. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

       The  following  table  provides  information  as  of  December  31,  2003
regarding  equity   compensation   plans  (including   individual   compensation
arrangements) under which our equity securities are authorized for issuance.

--------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                                                                                  remaining available
                                Number of Securities                              for future issuance
                                  to be issued upon       Weighted-average           under equity
                                     exercise of          exercise price of       compensation plans
        Plan Category           outstanding options,    outstanding options,     (excluding securities
                                 warrants and rights     warrants and rights      reflected in column
                                                                                          (a))
------------------------------- ---------------------- ------------------------ ------------------------
                                       (a)                      (b)                       (c)
Equity Compensation Plans
approved by security holders
   Stock Option Plans(1)              8,267,950                $0.788                  4,171,550
   Employee   Stock   Purchase              -                    -                        59,661
   Plan(2)
Equity Compensation Plans not
approved by security holders(3)       1,324,050                $0.596                     n/a
--------------------------------------------------------------------------------------------------------


1 Includes shares of common stock to be issued upon exercise of stock options granted under the 1989 Employee Stock Option Plan, the 1992 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, and the 1996 Non-employee Director's Stock Option Plan.
2 Includes shares of common stock available for future issuance under the Employees Stock Purchase Plan.
3 Includes shares of common stock to be issued upon exercise of out-of-plan non-qualified options granted.
---------------------------------------------

Recent Sales of Unregistered Securities

        In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500. The newly issued warrants expired on March 26, 2004.

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

General Overview

        Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of December 31, 2003 had an accumulated deficit of $(47,473,000).

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

Spine Wave
----------

        In April 2001, we entered into agreements with Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave's right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

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

        In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2003 and for the period of project inception to date we received $1,584,000 and $4,461,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

        Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of December 31, 2003, the first of the three performance goals had been met.

        In October 2003, we executed a second amendment to the supply and services agreement with Spine Wave. The amendment, effective for one year, extended Spine Wave's right to certain research and development services, and further defined the cost basis for reimbursement of services provided by us to Spine Wave.

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

Femcare, Ltd.
-------------

        In January 2000, we entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from us to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and 2002. In accordance with the agreement, we will receive a royalty on net product sales generated by Femcare, and we have the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

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

        Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. Due to the rate of patient enrollment, we now project beginning pivotal clinical testing during 2005. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2007. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million. Femcare, Ltd., our licensee for this product in Europe and Australia, has advised us that commercialization of the product in Europe potentially can occur at least one year in advance of U.S. commercialization.

        Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We recently obtained FDA approval to expand the pilot clinical study to obtain additional data in support of our application to begin a pivotal clinical study. We now project beginning  pivotal  clinical  testing  during  2005.  We  expect  these  trials, including  patient  follow-up,  will  take  approximately  15  months,  and  the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in 2007. Our estimate for the pivotal clinical trial has been updated and is now projected to cost approximately $3.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

        We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

        Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the year ended December 31, 2003 and for the period of project inception to date are approximately $1,584,000 and $4,461,000 respectively.

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

Results of Operations

       Contract and Licensing Revenue. We received $1,597,000 in contract and licensing revenue for the year ended December 31, 2003 as compared to $3,011,000 for the year ended December 31, 2002, and $783,000 for the year ended December 31, 2001. Contract revenue for the past year primarily represents payments of $1,584,000 from Spine Wave, for materials and services provided in the development of an adhesive product for the repair of spinal discs. We received $2,427,000 and $450,000 in contract revenue from Spine Wave in 2002 and 2001 respectively. We received no licensing revenue in 2003. Licensing revenue in 2002 primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare for the commercial rights to our incontinence product in Europe and Australia, and a license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us. Licensing revenue in 2001 comprised the amortized license payments from Femcare.

       Interest Income. Interest income was $20,000 for the year ended December 31, 2003, as compared to $7,000 for 2002 and $41,000 for 2001. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

       Research and Development Expenses. Research and development expenses for the year ended December 31, 2003 were $2,360,000, compared to $2,699,000 for 2002, and $2,611,000 in 2001. The fluctuations are primarily due to variations in clinical testing and regulatory consulting costs. The cost of conducting human clinical testing began in December 1999 for our product for the treatment of stress urinary incontinence, and in 2001 for our tissue augmentation product for use in cosmetic and reconstuctive surgery. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $1,451,000, as compared to $1,336,000 for 2002, and $1,366,000 in 2001. Although these expenses have been fairly consistent over the past three years, we did experience some increases during 2003 in these areas of insurance coverage and legal services. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

        Operating Losses. For the year ended December 31, 2003, we recorded a net loss applicable to common shareholders of $3,844,000, or $0.11 per share, as compared to $1,294,000, or $0.05 per share for 2002, and $3,424,000, or $0.16 per share for 2001. The difference in the net losses and the losses per share between 2003 and 2002, and 2001, is primarily due to differences in license and contract fees received from collaborative partners, and in 2003 an "imputed dividend" expense associated with the sale of preferred stock. In connection with the sale of Series I Convertible Preferred Stock in March and May 2003, we recorded a non-cash "imputed dividend" expense of $1,373,247 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock. The 2003, 2002 and 2001 losses and per share calculations also include $278,000 of undeclared dividends in each year with respect to our preferred stock.

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

Liquidity and Capital Resources

       As of December 31, 2003, we had cash, cash equivalents and short-term investments totaling $1,085,000, as compared to $734,000 at December 31, 2002. As of December 31, 2003, we had working capital of $1,192,000, compared to $189,000 at December 31, 2002.

       We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2003 or December 31, 2002. For the year ended December 31, 2003, our cash expenditures for capital equipment and leasehold improvements totaled $90,058, compared with $32,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2003 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

       We believe our existing available cash, cash equivalents and short-term investments as of December 31, 2003, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through May 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 7.        Financial Statements


       Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):

        Description                                                                    Page
        -----------                                                                    ----

        Report of Peterson & Co., LLP, Independent Auditors............................F-2

        Balance Sheets at December 31, 2003 and 2002...................................F-3

        Statements of Operations for the years ended December 31, 2003, 2002 and 2001 and the period July 6, 1988 (inception) to December 31, 2003..........F-4

        Statements of Stockholders Equity for the period July 6, 1988 (inception)
        to December 31, 2003...........................................................F-5

        Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and the period July 6, 1988 (inception) to December 31, 2003..........F-8

        Notes to Financial Statements..................................................F-10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders

Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating ($47,473,000) and without additional financing, lacks sufficient working capital to fund operations beyond May 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2003 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                             PETERSON & CO., LLP


March 8, 2004

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                December 31,
                                                                            2003           2002
                                                                       -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                            $    1,085,314   $    733,978
  Contracts receivable                                                        252,026              -
  Rent receivable                                                             184,527              -
  Prepaid expenses                                                             25,799         30,619
  Other current assets                                                              -            154
                                                                       -------------------------------
Total current assets                                                        1,547,666        764,751

Deposits                                                                       29,679         29,679
Equipment and leasehold improvements, net                                     114,411         80,928
                                                                       -------------------------------

                                                                       $    1,691,756   $    875,358
                                                                       ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                     $      168,659   $    389,109
  Accrued expenses                                                            162,609        162,244
  Deferred rent                                                                24,111         24,111
                                                                       -------------------------------
Total current liabilities                                                     355,379        575,464

Long-term portion deferred rent                                                     -         24,111

Commitments (Notes 5 and 7)

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 86,095 and 76,120 shares issued and outstanding at
  December 31, 2003 and 2002, respectively - liquidation
    preference of $8,609,500 and $7,612,000 at December 31, 2003
    and December 31, 2002, respectively                                     8,064,917      7,266,780
  Common stock, $.01 par value, 120,000,000 shares authorized,
    36,830,857 and 29,731,535 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                  368,319        297,327
  Additional paid-in capital                                               40,376,185     36,618,235
  Deficit accumulated during development stage                            (47,473,044)   (43,906,559)
                                                                       -------------------------------
Total stockholders' equity                                                  1,336,377        275,783
                                                                       -------------------------------

                                                                       $    1,691,756   $    875,358
                                                                       ===============================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                      For the period
                                                                                       July 6, 1988
                                                                                      (inception) to
                                                Years ended December 31,               December 31,
                                          2003             2002            2001            2003
                                    ------------------------------------------------------------------
Revenues:
  Contract and licensing revenue    $    1,597,415   $    3,010,571   $     783,334   $  10,856,001
  Interest income, net                      19,903            6,810          40,778       1,266,850
  Product and other income                       -            1,500           5,950         694,779
                                    ------------------------------------------------------------------
Total revenues                           1,617,318        3,018,881         830,062      12,817,630

Expenses:
  Research and development               2,359,643        2,698,733       2,611,317      34,745,748
  Selling, general and
  administrative                         1,450,914        1,336,306       1,365,574      20,223,295
                                    ------------------------------------------------------------------
Total expenses                           3,810,557        4,035,039       3,976,891      54,969,043
                                    ------------------------------------------------------------------

Net loss                                (2,193,239)      (1,016,158)     (3,146,829)    (42,151,413)

Undeclared and/or paid dividends on
  preferred stock                        1,650,886          277,639         277,639       7,723,457
                                    ------------------------------------------------------------------

Net loss applicable to common
  shareholders                      $   (3,844,125)  $   (1,293,797)  $  (3,424,468)  $ (49,874,870)
                                    ==================================================================

Net loss per common share - basic
  and diluted                       $         (.11)  $         (.05) $         (.16)
                                    ==================================================

Shares used in computing net loss
  per common share - basic and
  diluted                               34,362,427       27,659,838      20,964,233
                                    ==================================================


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2003





                                                                                  Common stock              Preferred stock
                                                                        ------------------------------------------------------------
                                                                             Shares         Amount       Shares         Amount
                                                                        ------------------------------------------------------------
  Issuance of common stock at $.01 per share for cash                         400,000   $     4,000            -    $         -
  Issuance of common stock at $.62 per share for cash and receivables       1,116,245        11,162            -              -
  Receivables from sale of common stock                                             -             -            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1988                                                1,516,245        15,162            -              -
  Repayment of receivables from sale of common stock                                -             -            -              -
  Issuance of common stock at $.62 per share                                  359,136         3,594            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1989                                                1,875,381        18,756            -              -
  Exercise of common stock options at $.01 per share for cash                  60,000           600            -              -
  Issuance of common stock at $.68 per share for cash and                       5,000            50            -              -
    compensation
  Common stock repurchased at $.01 per share for cash                         (25,000)         (250)           -              -
  Common stock issued at $.68 per share for cash and compensation              25,000           250            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1990                                                1,940,381        19,406            -              -
  Exercise of common stock options at $.68 per share for cash                   5,000            50            -              -
  Exercise of warrants for common stock                                       483,755         4,837            -              -
  Conversion of notes payable to common stock                                 339,230         3,391            -              -
  Conversion of notes payable to preferred stock                                    -             -      278,326          2,783
  Issuance of preferred stock at $2.00 per share for cash, net of
    issuance costs                                                                  -             -      400,000          4,000
  Issuance of warrants for cash                                                     -             -            -              -
  Issuance of warrants in connection with convertible notes payable                 -             -            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1991                                                2,768,366        27,684      678,326          6,783
  Initial public offering at $6.50 per unit, net of issuance costs          1,667,500        16,676            -              -
  Conversion of Series B preferred stock into common stock in
    connection with initial public offering                                   678,326         6,783     (678,326)        (6,783)
  Conversion of Series A preferred stock into common stock at
    $1.13342 per share                                                        713,733         7,137            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1992                                                5,827,925        58,280            -              -
  Exercise of common stock options at $.68 per share                            3,000            30            -              -
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1993                                                5,830,925        58,310            -              -
  Issuance of preferred stock at $100 per share for cash, net of
    issuance costs                                                                  -             -       21,600      2,073,925
  Net loss                                                                          -             -            -              -
                                                                        ------------------------------------------------------------
Balance at December 31, 1994                                                5,830,925        58,310       21,600      2,073,925
  Issuance of preferred stock at $100 per share for cash and
    cancellation of bridge loan,  net of issuance costs                             -             -       25,000      2,432,150
  Series C dividends paid in Series D preferred stock                               -             -        2,539        253,875
  Interest paid in Series D preferred stock                                         -             -           48          4,795
  Exercise of common stock options at $.53 per share                           2,000            20            -              -
  Net loss                                                                         -             -            -              -
                                                                       -------------------------------------------------------------
Balance at December 31, 1995                                               5,832,925   $    58,330       49,187    $  4,764,745




                                                                                             Deficit
                                                                                           accumulated   Receivables
                                                                                             during     from sales of      Total
                                                                           Additional      development     common       Stockholders
                                                                         paid-in capital     stage         stock           equity
                                                                       -------------------------------------------------------------
  Issuance of common stock at $.01 per share for cash                  $             -     $         -    $       -    $     4,000
  Issuance of common stock at $.62 per share for cash and receivables          681,838               -            -        693,000
  Receivables from sale of common stock                                              -               -      (86,000)       (86,000)
  Net loss                                                                           -        (322,702)           -       (322,702)
                                                                       -------------------------------------------------------------
Balance at December 31, 1988                                                   681,838        (322,702)     (86,000)       288,298
  Repayment of receivables from sale of common stock                                 -               -       86,000         86,000
  Issuance of common stock at $.62 per share                                   219,358               -            -        222,952
  Net loss                                                                           -        (925,080)           -       (925,080)
                                                                       -------------------------------------------------------------
Balance at December 31, 1989                                                   901,196      (1,247,782)           -       (327,830)
  Exercise of common stock options at $.01 per share for cash                        -               -            -            600
  Issuance of common stock at $.68 per share for cash and                        3,350               -            -          3,400
    compensation
  Common stock repurchased at $.01 per share for cash                                -               -            -           (250)
  Common stock issued at $.68 per share for cash and compensation               16,750               -            -         17,000
  Net loss                                                                           -      (1,501,171)           -     (1,501,171)
                                                                       -------------------------------------------------------------
Balance at December 31, 1990                                                   921,296      (2,748,953)           -     (1,808,251)
  Exercise of common stock options at $.68 per share for cash                    3,350               -            -          3,400
  Exercise of warrants for common stock                                        295,493               -            -        300,330
  Conversion of notes payable to common stock                                  508,414               -            -        511,805
  Conversion of notes payable to preferred stock                               553,869               -            -        556,652
  Issuance of preferred stock at $2.00 per share for cash, net of
    issuance costs                                                             703,475               -            -        707,475
  Issuance of warrants for cash                                                  3,000               -            -          3,000
  Issuance of warrants in connection with convertible notes payable             28,000               -            -         28,000
  Net loss                                                                           -      (1,143,119)           -     (1,143,119)
                                                                       -------------------------------------------------------------
Balance at December 31, 1991                                                 3,016,897      (3,892,072)           -       (840,708)
  Initial public offering at $6.50 per unit, net of issuance costs           8,911,024               -            -      8,927,700
  Conversion of Series B preferred stock into common stock in
    connection with initial public offering                                          -               -            -              -
  Conversion of Series A preferred stock into common stock at
    $1.13342 per share                                                       1,717,065               -            -      1,724,202
  Net loss                                                                           -      (3,481,659)           -     (3,481,659)
                                                                       -------------------------------------------------------------
Balance at December 31, 1992                                                13,644,986      (7,373,731)           -      6,329,535
  Exercise of common stock options at $.68 per share                             2,010               -            -          2,040
  Net loss                                                                           -      (3,245,436)           -     (3,245,436)
                                                                       -------------------------------------------------------------
Balance at December 31, 1993                                                13,646,996     (10,619,167)           -      3,086,139
  Issuance of preferred stock at $100 per share for cash, net of
    issuance costs                                                                   -               -            -      2,073,925
  Net loss                                                                           -      (3,245,359)           -     (3,245,359)
                                                                       -------------------------------------------------------------
Balance at December 31, 1994                                                13,646,996     (13,864,526)           -      1,914,705
  Issuance of preferred stock at $100 per share for cash and
    cancellation of bridge loan,  net of issuance costs                              -               -            -      2,432,150
  Series C dividends paid in Series D preferred stock                                -        (253,875)           -              -
  Interest paid in Series D preferred stock                                          -               -            -          4,795
  Exercise of common stock options at $.53 per share                             1,040               -            -          1,060
  Net loss                                                                           -      (2,224,404)           -     (2,224,404)
                                                                       -------------------------------------------------------------
Balance at December 31, 1995                                             $  13,648,036   $ (16,342,805)           -   $  2,128,306


                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2003




                                                                                Common stock              Preferred stock
                                                                       ---------------------------------------------------------
                                                                           Shares         Amount       Shares         Amount
                                                                       -----------------------------------------------------------
  Exercise of common stock warrants at $1.25 per share                      932,060      $    9,330            -      $        -
  Exercise of common stock warrants at $2.50 per share, net of
    issuance costs                                                          322,663           3,226            -               -
  Exercise of common stock warrants at $1.00 per share                       25,000             250            -               -
  Exercise of common stock options                                          136,000           1,360            -               -
  Stock repurchases                                                         (16,320)           (163)           -               -
  Net loss                                                                        -               -            -               -
                                                                       -----------------------------------------------------------
Balance at December 31, 1996                                              7,233,228          72,333       49,187       4,764,745
  Issuance of common stock at $2.50 per share, net of issuance costs      1,904,000          19,040            -               -
  Exercise of common stock options                                           28,000             280            -               -
  Issuance of common stock under stock purchase plan                         15,036             151            -               -
  Conversion of Series D preferred stock into common stock                1,032,537          10,325      (20,973)     (2,097,342)
  Series D dividends paid in common stock                                   207,921           2,079            -               -
  Net loss                                                                        -               -            -               -
                                                                       -----------------------------------------------------------
Balance at December 31, 1997                                             10,420,722         104,208       28,214       2,667,403
  Issuance of common stock under stock purchase plan                         36,715             368            -               -
  Exercise of common stock options                                           12,000             120            -               -
  Issuance of common stock at $1.60 per share, net of issuance costs         23,439             234            -               -
  Issuance of Series E preferred stock, net of issuance costs                     -               -       54,438       5,277,813
  Grant of stock to finder                                                   64,000             640            -               -
  Conversion of Series D and E preferred stock into common stock            270,364           2,704       (3,450)       (344,990)
  Net Loss                                                                        -               -            -               -
                                                                       -----------------------------------------------------------
Balance at December 31, 1998                                             10,827,240         108,274       79,202       7,600,226
  Issuance of common stock under stock purchase plan                         19,429             194            -               -
  Issuance of common stock and warrants for services rendered and
     debt issued                                                             16,941             180            -               -
  Issuance of Series G preferred stock, net of issuance costs                     -               -       21,000       2,074,596
  Conversion of Series E preferred stock into common stock                  731,000           7,310       (9,138)       (913,750)
  Exercise of common stock and Series E warrants at $.50 per share        1,848,900          18,489            -               -
  Net Loss and comprehensive loss                                                 -               -            -               -
                                                                       -----------------------------------------------------------
Balance at December 31, 1999                                             13,443,510         134,447       91,064       8,761,072
  Issuance of common stock under stock purchase plan                        287,303           2,873            -               -
  Issuance of warrants and stock options for services rendered                    -               -            -               -
  Exercise of common stock options                                           85,500             855            -               -
  Exercise of common stock warrants at $.50 per share                     4,215,000          42,150            -               -
  Conversion of Series E preferred stock into common stock                  879,000           8,790      (10,988)     (1,098,800)
  Net Loss and comprehensive loss                                                 -               -            -               -
                                                                       -----------------------------------------------------------
Balance at December 31, 2000                                             18,910,313      $  189,115      80,076     $  7,662,272




                                                                                             Deficit
                                                                                           accumulated   Receivables
                                                                                             during     from sales of      Total
                                                                           Additional      development     common       Stockholders
                                                                         paid-in capital     stage         stock           equity
                                                                       -----------------------------------------------------------
  Exercise of common stock warrants at $1.25 per share                   $   1,156,870   $            -  $    -     $  1,166,200
  Exercise of common stock warrants at $2.50 per share, net of
    issuance costs                                                             779,413                -       -          782,639
  Exercise of common stock warrants at $1.00 per share                          24,750                -       -           25,000
  Exercise of common stock options                                              91,650                -       -           93,010
  Stock repurchases                                                            (81,437)               -       -          (81,600)
  Net loss                                                                           -       (2,864,432)      -       (2,864,432)
                                                                       -----------------------------------------------------------
Balance at December 31, 1996                                                15,619,282      (19,207,237)      -        1,249,123
  Issuance of common stock at $2.50 per share, net of issuance costs         4,601,322                -       -        4,620,362
  Exercise of common stock options                                              20,200                -       -           20,480
  Issuance of common stock under stock purchase plan                            29,950                -       -           30,101
  Conversion of Series D preferred stock into common stock                   2,087,017                -       -                -
  Series D dividends paid in common stock                                      420,262         (422,341)      -                -
  Net loss                                                                           -       (4,453,933)      -       (4,453,933)
                                                                       -----------------------------------------------------------
Balance at December 31, 1997                                                22,778,033      (24,083,511)      -        1,466,133
  Issuance of common stock under stock purchase plan                            38,010                -       -           38,378
  Exercise of common stock options                                               7,920                -       -            8,040
  Issuance of common stock at $1.60 per share, net of issuance costs            37,266                -       -           37,500
  Issuance of Series E preferred stock, net of issuance costs                3,266,250       (3,266,250)      -        5,277,813
  Grant of stock to finder                                                      79,360                -       -           80,000
  Conversion of Series D and E preferred stock into common stock               342,286                -       -                -
  Net Loss                                                                           -       (5,638,203)      -       (5,638,203)
                                                                       -----------------------------------------------------------
Balance at December 31, 1998                                                26,549,125      (32,987,964)      -        1,269,661
  Issuance of common stock under stock purchase plan                            15,111                -       -           15,305
  Issuance of common stock and warrants for services rendered and
     debt issued                                                                26,440                -       -           26,620
  Issuance of Series G preferred stock, net of issuance costs                        -                -       -        2,074,596
  Conversion of Series E preferred stock into common stock                     906,440                -       -                -
  Exercise of common stock and Series E warrants at $.50 per share             905,961                -       -          924,450
  Net Loss and comprehensive loss                                                    -       (4,257,531)      -       (4,257,531)
                                                                       -----------------------------------------------------------
Balance at December 31, 1999                                                28,403,077      (37,245,495)      -           53,101
  Issuance of common stock under stock purchase plan                           186,096                -       -          188,969
  Issuance of warrants and stock options for services rendered                 345,244                -       -          345,244
  Exercise of common stock options                                              73,240                -       -           74,095
  Exercise of common stock warrants at $.50 per share                        2,065,350                -       -        2,107,500
  Conversion of Series E preferred stock into common stock                   1,090,010                -       -                -
  Net Loss and comprehensive loss                                                    -       (2,498,077)      -       (2,498,077)
                                                                       -----------------------------------------------------------
Balance at December 31, 2000                                             $  32,163,017   $  (39,743,572) $    -     $    270,832

See accompanying notes

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2003




                                                                                Common stock              Preferred stock
                                                                       ---------------------------------------------------------
                                                                           Shares         Amount       Shares         Amount
                                                                       -------------------------------------------------------------
  Issuance of Series H preferred stock, net of issuance costs                       -               -       12,182       1,218,258
  Issuance of common stock under stock purchase plan                           14,837             148            -               -
  Issuance of stock options for services rendered                                   -               -            -               -
  Exercise of common stock options                                              3,500              35            -               -
  Exercise of common stock warrants at $.50 per share                       2,492,000          24,920            -               -
  Conversion of Series E preferred stock into common stock                    320,000           3,200       (4,000)       (400,000)
  Net Loss and comprehensive loss                                                   -               -            -               -
                                                                       -------------------------------------------------------------
Balance at December 31, 2001                                               21,740,650    $    217,418       88,258    $  8,480,530

  Conversion of Series E preferred stock into common stock                    515,000           5,150       (6,438)       (643,750)
  Conversion of Series G preferred stock into common stock                  1,140,000          11,400       (5,700)       (570,000)
  Exercise of common stock warrants, net of associated costs                6,260,000          62,600            -               -
  Issuance of common stock under stock purchase plan                           47,385             474            -               -
  Exercise of common stock options                                             28,500             285            -               -
  Net Loss and comprehensive loss                                                   -               -            -               -
                                                                       -------------------------------------------------------------
Balance at December 31, 2002                                               29,731,535    $    297,327       76,120    $  7,266,780

  Issuance of Series I preferred stock, net of issuance costs                       -               -       32,550       2,889,650
  Conversion of Series E preferred stock into common stock                  4,175,000          41,750      (20,875)     (1,921,513)
  Conversion of Series G preferred stock into common stock                     30,000             300         (150)        (15,000)
  Conversion of Series I preferred stock into common stock                    281,818           2,818       (1,550)       (155,000)
  Exercise of common stock warrants at $.10 and $.40 per share              2,590,000          25,900            -               -
  Issuance of common stock under stock purchase plan                           20,504             204            -               -
  Exercise of common stock options                                              2,000              20            -               -
  Net Loss and comprehensive loss                                                   -               -            -               -
                                                                       -------------------------------------------------------------
Balance at December 31, 2003                                               36,830,857    $    368,319       86,095    $  8,064,917
                                                                       =============================================================




                                                                                             Deficit
                                                                                           accumulated   Receivables
                                                                                             during     from sales of      Total
                                                                           Additional      development     common       Stockholders
                                                                         paid-in capital     stage         stock           equity
                                                                       -------------------------------------------------------------
  Issuance of Series H preferred stock, net of issuance costs                       -               -            -       1,218,258
  Issuance of common stock under stock purchase plan                            9,836               -            -           9,984
  Issuance of stock options for services rendered                               1,834               -            -           1,834
  Exercise of common stock options                                              1,610               -            -           1,645
  Exercise of common stock warrants at $.50 per share                       1,221,080               -            -       1,246,000
  Conversion of Series E preferred stock into common stock                    396,800               -            -               -
  Net Loss and comprehensive loss                                                   -      (3,146,829)           -      (3,146,829)
                                                                       -------------------------------------------------------------
Balance at December 31, 2001                                            $  33,794,177   $ (42,890,401)   $       -    $   (398,276)

  Conversion of Series E preferred stock into common stock                    638,600               -            -               -
  Conversion of Series G preferred stock into common stock                    558,600               -            -               -
  Exercise of common stock warrants, net of associated costs                1,601,950               -            -       1,664,550
  Issuance of common stock under stock purchase plan                           15,103               -            -          15,577
  Exercise of common stock options                                              9,805               -            -          10,090
  Net Loss and comprehensive loss                                                   -      (1,016,158)           -      (1,016,158)
                                                                       -------------------------------------------------------------
Balance at December 31, 2002                                            $  36,618,235   $ (43,906,559)   $       -         275,783
  Issuance of Series I preferred stock, net of issuance costs               1,373,246      (1,373,246)           -       2,889,650
  Conversion of Series E preferred stock into common stock                  1,879,763               -            -               -
  Conversion of Series G preferred stock into common stock                     14,700               -            -               -
  Conversion of Series I preferred stock into common stock                    152,182               -            -               -
  Exercise of common stock warrants at $.10 and $.40 per share                327,600               -            -         353,500
  Issuance of common stock under stock purchase plan                            9,879               -            -          10,083
  Exercise of common stock options                                                580               -            -             600
  Net Loss and comprehensive loss                                                   -      (2,193,239)           -      (2,193,239)
                                                                       -------------------------------------------------------------
Balance at December 31, 2003                                            $  40,376,185   $ (47,473,044)   $       -    $  1,336,377
                                                                       =============================================================
See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                  For the period
                                                                                                   July 6, 1988
                                                                                                  (inception) to
                                                        Years ended December 31,                   December 31,
                                                   2003              2002              2001             2003
                                            ----------------------------------------------------------------------
Operating activities
Net loss                                    $   (2,193,239)   $   (1,016,158)   $   (3,146,829)   $  (42,151,413)
Adjustments to reconcile net loss to net
  cash used for operating activities:
    Stock and warrants issued for services
       rendered and debt interest                        -                 -             1,836           472,676
    Depreciation and amortization                   56,576           155,885           154,601         2,414,960
    Write-off of purchased technology                    -                 -                 -           503,500
    Changes in assets and liabilities:
      Deposits                                           -                 -            41,498           (29,679)
      Notes receivable from officers                     -                 -           140,000                 -
      Other current assets                        (431,579)           26,747            (2,340)         (462,352)
      Accounts payable                            (220,450)           32,167           149,961           168,659
      Accrued employee benefits                     19,677            (6,273)           49,330           132,391
      Other accrued expenses                       (19,313)            6,133            (4,020)           30,218
      Deferred revenue                                   -          (333,333)         (333,334)                -
      Deferred rent                                (24,111)          (24,111)          (23,858)           24,111
                                            ----------------------------------------------------------------------
 Net cash used for operating activities         (2,812,439)       (1,158,943)       (2,973,155)      (38,896,929)

Investing activities
Purchase of technology                                   -                 -                 -          (570,000)
Purchase of equipment and improvements             (90,058)          (31,566)         (109,593)       (2,087,344)
Purchases of short-term investments                      -                 -                 -       (16,161,667)
Sales of short-term investments                          -                 -                 -        16,161,667
                                            ----------------------------------------------------------------------
Net cash used for investing activities             (90,058)          (31,566)         (109,593)       (2,657,344)

Financing activities

Net proceeds from issuance of common stock         364,183         1,690,216         1,257,629        23,220,259

Net proceeds from issuance of preferred
  stock                                          2,889,650                 -         1,218,258        18,398,068
Net proceeds from convertible notes and
  detachable warrants                                    -                 -                 -         1,068,457
Payments on capital lease obligations                    -                 -           (25,088)         (288,770)
Payment on note payable                                  -                 -                 -          (242,750)
Proceeds from note payable                               -                 -                 -           484,323
                                            ----------------------------------------------------------------------
Net cash provided by financing activities        3,253,833         1,690,216         2,450,799        42,639,587
                                            ----------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      351,336           499,707          (631,949)        1,085,314
Cash and cash equivalents at beginning of
  the period                                       733,978           234,271           866,220                -
                                            ----------------------------------------------------------------------

Cash and cash equivalents at end of the
  period                                    $    1,085,314    $      733,978    $      234,271    $    1,085,314
                                            ======================================================================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                     July 6, 1988
                                                                                                    (inception) to
                                                        Years ended December 31,                     December 31,
                                                   2003                2002                2001          2003
                                            ----------------------------------------------------------------------
Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases       $            -    $            -    $            -    $      288,772
Interest paid                                          758             2,170            19,490           147,533
Imputed dividend on Series E stock                       -                 -                 -         3,266,250
Conversion of Series D preferred stock to
  common stock                                           -                 -                 -         2,142,332
Conversion of Series E preferred stock to
   common stock                                  1,921,513           643,750           400,000         5,277,813
Conversion of Series G preferred stock to
   common stock                                     15,000           570,000                 -           585,000
Conversion of Series I preferred stock to
   common stock                                    155,000                 -                 -           155,000
Series D stock issued for Series C stock                 -                 -                 -         2,073,925
Series C dividends paid with Series D stock              -                 -                 -           253,875
Series D dividends paid with common stock                -                 -                 -           422,341


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

Liquidity

As of December 31, 2003, the Company had cash, cash equivalents and short-term investments totaling $1,085,000 as compared to $734,000 at December 31, 2002. As of December 31, 2003, the Company had a working capital of $1,192,000 compared to a working capital of $189,000 at December 31, 2002.

The Company believes its available cash, cash equivalents and short-term investments, in combination with anticipated additional contract and license payments will be sufficient to meet its anticipated capital requirements through May 2004. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

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

Impairment of Long-Lived Assets

Long-lived  assets  and  certain  identifiable   intangibles  are  reviewed  for
impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.


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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.  Organization and Significant Accounting Policies (continued)

Spine Wave, Inc. In April 2001, the Company entered into agreements with Spine Wave, Inc. to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave's right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

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

In March 2002, the Company executed additional agreements with Spine Wave, Inc. that expanded its contractual research and development relationship, and that offered the Company additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, the Company's contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2003 and for the period of project inception to date the Company received $1,584,000 and $4,461,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.50 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.   Organization and Significant Accounting Policies (continued)

of certain quantities of product (150,000 shares). As of December 31, 2003, the first of the three performance goals had been met.

In October 2003, a second amendment to Supply and Services Agreement was executed. The amendment, effective for one year, extended Spine Wave's right to certain research and development services, and further defined the cost basis for reimbursement of services by Spine Wave.

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

Femcare, Ltd . In January 2000, The Company entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of the Company's product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test the products in Great Britain and to achieve European regulatory approval. The Company has not incurred any research and development costs associated with its support efforts to date. As a result of the arrangement, the Company recognized approximately $333,000 in deferred license fee revenue for years ended December 31, 2000, 2001 and 2002. In accordance with the agreement, the Company will receive a royalty on net product sales generated by Femcare, and has the right to manufacture commercial product for Femcare. The agreement terminates on the greater of 20 years or upon which the last of the licensed patents expire.

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

In return for the licensed rights, Genencor paid the Company an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.  Organization and Significant Accounting Policies (continued)

the determined at a later date. In addition, the Company is entitled to receive up to $5 million in milestone payments associated with Genencor's achievement of various industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments Company can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In December 2002 the Company received a license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from the Company.

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

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 148 below under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the proforma amount indicated on the following page:

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.  Organization and Significant Accounting Policies (continued)


                                                        2003            2002            2001
                                                 --------------- ---------------  --------------
    Net loss as reported                         $ (3,844,125)   $ (1,293,797)    $ (3,424,468)

    Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                              (454,620)       (162,883)       (127,583)
                                                 --------------- ---------------  --------------
    Pro forma net loss                           $ (4,298,745)   $ (1,456,680)    $ (3,552,051)
                                                 =============== ===============  ==============


    Earnings per share:
          Basic - as reported                       $ (0.11)        $ (0.05)        $ (0.16)
          Basic - pro forma                         $ (0.13)        $ (0.05)        $ (0.17)

The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 3.77% for 2003, 3.9% for 2002 and 5.0% for 2001; a volatility factor of the expected market price of the Company's common stock of 124% for 2003 214% for 2002, and 23% for 2001; expected option lives of 10 years for 2003, 10 years for 2002, 5 years for 2001; and no dividend yields for all years.

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

The pro forma effect on net loss for 2003, 2002 and 2001 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

Net loss per common share

Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-if

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.  Organization and Significant Accounting Policies (continued)

-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

The net loss per common share for the years ended December 31, 2003, 2002 and 2001 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2003, 2002 and 2001 has been adjusted for accumulated and/or paid dividends on the preferred stock.

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

A valuation allowance is established to reduce the deferred tax asset if it is more likely than not the related tax benefits will not be realized in the future.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



1.  Organization and Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company still uses the guidance under APB Opinion 25 to account for stock based compensation, the adoption of SFAS 148 will not have a material effect on the Company's financial statements.

2.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

                                                                       December 31,
                                                                    2003           2002
                                                              --------------------------------
          Laboratory equipment                                $   1,349,000    $  1,803,000
          Office equipment                                           94,000         177,000
          Leasehold improvements                                    306,000         306,000
                                                              --------------------------------
                                                                  1,749,000       2,286,000
          Less accumulated depreciation and amortization         (1,635,000)     (2,205,000)
                                                              --------------------------------
                                                              $     114,000    $     81,000
                                                              ================================


Depreciation expense was $57,000 and $156,000 for the years ended December 2003 and 2002, respectively. During the year ended December 31, 2003, the Company wrote-off fully depreciated assets in the amount of $626,000 for assets no longer in service.

3.  Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,108 per month. Since December 2002, the sub-lessee has not been able to make monthly rental payments due to a lack of funding. At December 31, 2003, the amount due from the sub-lessee is $184,527. Based on the sub-lessee's expectation to receive funding by April 2004, the Company believes that this amount is fully collectible and, therefore, no reserve has been provided.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



4.  Accrued Expenses

Accrued expenses consist of the following:

                                                        December 31,
                                                   2003           2002
                                             ---------------------------------
           Payroll and employee benefits          $132,000        $113,000
           Legal and professional fees              22,000          31,000
           Property Tax                              9,000          11,000
           Other                                         -           7,000
                                             ---------------------------------
              Accrued expenses                    $163,000        $162,000
                                             =================================

5.  Stockholders' Equity

Convertible Preferred Stock

On March 25 and May 12, 2003, we raised $3,255,000 (less expenses) from the sale of 32,550 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,373,247 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



5.  Stockholders' Equity (continued)

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



5.  Stockholders' Equity (continued)

$3,266,250 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series E Stock was convertible at any time at the election of the holder into 80 shares of common stock at a conversion price of $1.25 per share, subject to certain antidilution adjustments. In March 2003, the Company offered the holders of Series E Convertible Preferred Stock a reduction in the conversion price to $0.50 per share with the provision that all holders of the Series E Convertible Preferred stock agree to convert. As a result, all of the shares of Series E Convertible Preferred Stock were converted into common stock.

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

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company's Board of Directors, in the form of cash, common stock or any combination thereof. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder's option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at the Company's option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if:
(a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D and F Stock have a liquidation preference of $100 per share plus accumulated dividends.

Series D, F, and H Convertible Preferred Stock have been designated as non-voting stock.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



5.  Stockholders' Equity (continued)

Exercise and Exchange of Warrants

In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500. The newly issued warrants will expire on March 26, 2004.

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

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Company's Board of Directors may modify the Plan at any time. During 2003, a total of 20,504 shares were purchased under the Plan at prices ranging from $0.44 to $0.55. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



5.  Stockholders' Equity (continued)

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Company's Board of Directors (or a designated committee of the Board) administers the 1996 Plan. At December 31, 2003, 729,950 options to purchase common stock have been granted under the 1996 Plan with 729,950 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2003, 5,848,500 options to purchase common stock had been granted under the 2002 plan with no options exercisable yet.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2003, options to purchase 969,400 shares of common stock were exercisable.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2003, options for 302,500 shares were exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2003, options for 724,050 shares were exercisable.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



5.  Stockholders' Equity (continued)

The following table summarizes the Company's stock option activity:




                                                   Years ended December 31,
                          ---------------------------------------------------------------------------------
                                   2003                      2002                          2001
                          ------------------------  --------------------------  ---------------------------
                                         Weighted                    Weighted                    Weighted
                                         Average                     Average                     Average
                                         Exercise                    Exercise                    Exercise
                            Options       Price        Options        Price       Options         Price
                          -------------  ---------  --------------  ----------  -------------  ------------
 Outstanding - beginning
        of year             2,605,500      $0.90       2,124,000       $1.09      1,917,000      $1.22

     Granted                6,988,500      $0.71         692,500       $0.35        521,500      $0.70
     Exercised                 (2,000)     $0.30         (28,500)      $0.35         (3,500)     $0.47
     Forfeited/Expired              -        -          (182,500)      $1.05       (311,500)     $1.21
                          -------------  ---------  --------------  ----------  -------------  ------------

 Outstanding - end of year  9,592,000      $0.76       2,605,500       $0.90      2,124,000      $1.09
                          =============  =========  ==============  ==========  =============  ============

 Exercisable - end of year  2,725,900      $0.91       1,936,000       $1.01      1,568,300      $1.23
                          =============  =========  ==============  ==========  =============  ============

The exercise prices for options outstanding as of December 31, 2003 range from $0.22 to $3.75. The weighted average remaining contractual life of these options is approximately 8.42 years.

6.  Stockholder Protection Agreement

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

7   Commitments

The Company leases its office and research facilities totaling 27,000 square feet under an operating lease, which expires in May 2008. The facilities lease is subject to an annual escalation based upon the Consumer Price Index in 2004 and an adjustment of one hundred two percent (102%) of the previous year's rent annually from 2005 through 2008. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



7.  Commitments (continued)

rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

Annual future minimum operating lease payments are as follows:

                             Year Ending                     Operating
                            December 31,                       Leases
                            ------------                 ----------------

                               2004                          $ 656,000
                               2005                            673,000
                               2006                            686,000
                               2007                            699,000
                               2008                            713,000
                                                         ----------------
             Total minimum operating lease payments        $3,427,000
                                                         ================

Rent expense, net of rental income, was approximately $478,000, $457,000, $380,000, and $5,320,000 for the years ended December 31, 2003, 2002 and 2001 and for the period July 6, 1988 (inception) through December 31, 2003, respectively. Rental income was approximately $157,000, $163,000 and 219,000 for the years ended December 31, 2003, 2002 and 2001, respectively and $604,000 for the period July 6, 1988 (inception) through December 31, 2003.

8.  Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards of approximately $38,996,036 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2004 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $15,252,124, which will begin expiring in 2004. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, certain limitations in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $1,600,497 and $887,403, respectively, which will begin expiring in 2004 unless previously utilized.

Some of these carryforward benefits may be subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent carryforward benefits from being realized.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



8.  Income Taxes (continued)

Significant components of the Company's deferred tax assets as of December 31, 2003 are shown below. A valuation allowance of $16,931,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                     2003            2002
                                                --------------------------------
       Deferred tax assets:
       Net operating loss carryforwards          $ 14,526,000    $ 13,628,000
       Research and development credits             2,177,000       1,973,000
       Other, net                                     228,000         234,000
                                                --------------------------------
       Total deferred tax assets                   16,931,000      15,835,000
       Valuation allowance for deferred           (16,931,000)    (15,835,000)
       tax assets                               --------------------------------
       Net deferred tax assets                   $           -    $          -
                                                ================================

9.  Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2003, the Company had not made a contribution to the 401(k) Savings Plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

Item 8A.       Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this annual report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Items 9, 10, 11, 12 and 14 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 29, 2004.


Item 13.       Exhibits and Reports on Form 8-K

(a)    Exhibits

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

        3.1.2 (11)    Certificate of Designation of Series E Convertible
                      Preferred Stock.

        3.1.3 (11)    Certificate of Designation of Series F Convertible
                      Preferred Stock.

        3.1.4 (12)    Certificate of Designation of Series G Convertible
                      Preferred Stock.

        3.1.5 (18)    Certificate of Designation of Series H Convertible
                      Preferred Stock.

        3.1.6 (21)    Certificate of Designation of Series I Convertible
                      Preferred Stock.

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

        10.38 (16)    Amendment,  dated as of February 17, 2000,  to  Employment
                      Agreements shown above as exhibits 10.30, 10.31, 10.32 and 10.33.

        10.39 (19)**  Amendment  No. 1 to Supply and  Services  Agreement  dated
                      February 12, 2002 between the Company and Spine Wave, Inc.

        10.40 (19)**  Stock Purchase and Vesting  Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.

        10.41 (17)    Warrant to Purchase  Shares of Common Stock of Spine Wave,
                      Inc. issued to the Company.

        10.42 (20)    First Amendment to the License  Agreement dated October 1,
                      2002 between the Company and Genencor International, Inc.

        10.43 (20)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and J. Thomas Parmeter.

        10.44 (20)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and John E. Flowers.

        10.45 (20)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and Joseph Cappello.

        10.46 (20)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and Franco A. Ferrari.

        10.47 (21)    Securities  Purchase  Agreement  related  to the  sale  of
                      Series I Preferred Stock as of March 25, 2003.

        10.48 (21)    Form of Series I First Warrant.

        10.49 (21)    Form of Series I Second Warrant.

        10.50 (21)    Form of $0.65 Warrant  issued in connection  with Series I
                      Preferred Stock.

        10.51 (21)    Form of $0.58 Warrant  issued in connection  with Series I
                      Preferred Stock.

        10.52 (21)    Form of $0.68 Warrant  issued in connection  with Series I
                      Preferred Stock.

        10.53 (21)    Form of $0.92 Warrant  issued in connection  with Series I
                      Preferred Stock.

        10.54 (21)    Form of $1.73 Warrant  issued in connection  with Series I
                      Preferred Stock.

        10.55 (21)    2002  Stock  Option  Plan,  and forms of  Incentive  Stock
                      Option Agreement and Non-Statutory Stock Option Agreement.

        10.56 (22)    Amended and Restated Securities Purchase Agreement related to the sale of Series I  Preferred  Stock  dated as of May
                      12, 2003.

        10.57 (22)    Form of  $0.55  warrant  issued  in  connection  with  the exchange of warrants.

        10.58** Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.

        23.1          Consent of Peterson & Co., Independent Auditors.

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

    (20) Incorporated by reference to Registrant's report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Commission on March 28, 2003.

    (21) Incorporated by reference to Registrant's report on Form 10-QSB for the period ended March 31, 2003 as filed with the Commission on May 14, 2003.

    (22) Incorporated by reference to Registrant's report on Form 10-QSB for the period ended June 30, 2003 as filed with the Commission on August 14, 2003.

    ** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

(b)        Reports on Form 8-K.

           On November 13, 2003, the Registrant filed a Current Report on Form 8-K announcing the Registrant's financial results for the quarterly period ended September 30, 2003.

                                    SIGNATURE


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROTEIN POLYMER TECHNOLOGIES, INC.


March 30, 2004               By          /s/  J. THOMAS PARMETER
                                         -----------------------
                                            J. Thomas Parmeter
                                            Chairman of the Board, Chief
                                            Executive Officer, President


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                                Date

/s/  J. Thomas Parmeter       Chairman of the Board, Chief        March 30, 2004
-----------------------
J. Thomas Parmeter            Executive Officer, President
                              (Principal Executive Officer)

/s/  Janis Y. Neves           Director of Finance, Controller,    March 30, 2004
-------------------
Janis Y. Neves                and Secretary
                              (Principal Financial Officer)

/s/  Phillip M. Berman        Director                            March 30, 2004
----------------------
Phillip Berman

/s/  Edward G. Cape           Director                            March 30, 2004
-------------------
Edward G. Cape, Ph.D.

/s/  Philip J. Davis          Director                            March 30, 2004
--------------------
Philip J. Davis

/s/  Edward J. Hartnett       Director                            March 30, 2004
-----------------------
Edward J. Hartnett

/s/  Kerry L. Kuhn            Director                            March 30, 2004
------------------
Kerry L. Kuhn, M.D.

/s/  George R. Walker         Director                            March 30, 2004
---------------------
George R. Walker

                                  EXHIBIT INDEX


        10.58** Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.

        23.1      Consent of Peterson & Co., Independent Auditors.

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        ** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.