Form 10QSB
period 2004-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2004-05-14
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to ________________

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

                                 (858) 558-6064
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X     No
                                                               ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, 37,106,515 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ----     ----


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

               Condensed Balance Sheets -
                      March 31, 2004 and December 31, 2003.......................................3

               Condensed Statements of Operations -
                      For the three months ended March 31, 2004 and 2003
                      and the period July 6, 1988 (inception) to March 31, 2004..................4

               Condensed Statements of Cash Flows -
                      For the three months ended March 31, 2004 and 2003
                      and the period July 6, 1988 (inception) to March 31, 2004..................5

               Notes to Condensed Financial Statements...........................................7

Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................9

Item 3.        Controls and Procedures..........................................................13


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.................................................14

               Signatures.......................................................................15

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets



                                                                         March 31,    December 31,
                                                                           2004           2003
                                                                        (Unaudited)     (Audited)
                                                                      -------------------------------

Assets
Current assets:
  Cash and cash equivalents                                           $      754,770 $    1,085,314
  Contracts receivable                                                             -        252,026
  Rent receivable                                                            184,527        184,527
  Prepaid expenses                                                            29,946         25,799
  Other current assets                                                             -              -
                                                                      -------------------------------
Total current assets                                                         969,243      1,547,666

Equipment and leasehold improvements, net                                    107,675        114,411
Deposits                                                                      30,479         29,679
                                                                      -------------------------------
                                                                      $    1,107,397 $    1,691,756
                                                                      ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $       94,828 $      168,659
  Accrued expenses                                                           184,087        162,609
   Deferred revenue                                                           77,139              -
   Deferred rent                                                              18,083         24,111
                                                                      -------------------------------
Total current liabilities                                                    374,137        355,379

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 84,745 and 86,095 shares issued and outstanding at
    March 31, 2004 and December 31, 2003, respectively - liquidation preference of $8,474,500 and $8,609,500 at March 31, 2004
    and December 31, 2003, respectively                                    7,929,917      8,064,917
  Common stock, $.01 par value, 120,000,000 shares authorized,
    38,091,515 and 36,830,857 shares issued and outstanding at
    March 31, 2004 and December 31, 2003, respectively                       380,926        368,319
  Additional paid-in capital                                              40,746,848     40,376,185
  Deficit accumulated during development stage                           (48,324,431)   (47,473,044)
                                                                      -------------------------------
Total stockholders' equity                                                   733,260      1,336,377
                                                                      -------------------------------
                                                                      $    1,107,397 $    1,691,756
                                                                      ===============================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)



                                                                                         For the period
                                                                                          July 6, 1988
                                                             Three months ended          (inception) to
                                                                  March 31,                 March 31,
                                                          2004              2003               2004
                                                    ----------------------------------------------------

       Revenues:
           Contract revenue                            $   189,050     $    450,983       $ 11,045,051
           Interest income                                   1,958            1,583          1,268,808
           Product and other income                              6                -            694,785
                                                    -----------------------------------------------------
       Total revenues                                      191,014          452,566         13,008,644

       Expenses:
           Research and development                        638,748          541,866         35,384,496
           Selling, general and administrative             403,653          280,421         20,626,948
                                                    -----------------------------------------------------
       Total expenses                                    1,042,401          822,287         56,011,444
                                                    -----------------------------------------------------

       Net loss                                           (851,387)        (369,721)       (43,002,800)


       Undeclared, imputed and/or paid dividends on
       preferred stock                                      69,220        1,373,831          7,792,677
                                                    -----------------------------------------------------


       Net loss applicable to common shareholders      $  (920,607)    $ (1,743,552)      $(50,795,477)
                                                    =====================================================

       Basic and diluted net loss per common share     $     (0.02)    $      (0.06)
                                                    =================================

       Shares used in computing basic and diluted
       net loss per common share                        37,313,282       29,792,399
                                                    =================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                        For the period
                                                                                         July 6, 1988
                                                            Three months ended          (inception) to
                                                                 March 31,                 March 31,
                                                           2004              2003            2004
                                                    -----------------------------------------------------

Cash flows from operating activities

Net loss                                               $  (851,387)   $    (369,721)     $(43,002,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for compensation and interest                       -                -           472,676
Depreciation and amortization                                8,254           20,572         2,423,214
Write-off of purchased technology                                -                -           503,500
Changes in assets and liabilities:
Deposits                                                      (800)            (800)          (30,479)
Other current assets                                       247,879          (67,771)         (214,473)
Accounts payable                                           (73,831)        (216,292)           94,828
Accrued employee benefits                                   12,567            8,947           144,958
Other accrued expenses                                       8,911          (20,862)           39,129
Deferred revenue                                            77,139                -            77,139
Deferred rent                                               (6,028)          (6,028)           18,083
                                                    -----------------------------------------------------
Net cash used in operating activities                     (577,296)        (651,955)      (39,474,225)

Cash flows from investing activities
Purchase of technology                                           -                -          (570,000)
Purchase of equipment and improvements                      (1,518)          (3,609)       (2,088,862)
Purchases of short-term investments                              -                -       (16,161,667)
Sales of short-term investments                                  -                -        16,161,667
                                                    -----------------------------------------------------
Net cash used in investing activities
                                                       $    (1,518)   $      (3,609)     $ (2,658,862)


            See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                                             For the period
                                                                              July 6, 1988
                                                    Three months ended       (inception) to
                                                         March 31,              March 31,
                                             ------------------------------------------------
                                                   2004            2003            2004
                                             ------------------------------------------------


Cash flows from financing activities
Net proceeds from exercise of options and
  warrants, and sale of common stock         $      248,270  $        3,227  $   23,468,529
Net proceeds from issuance and conversion of
  preferred stock                                         -       2,639,650      18,398,068
Net proceeds from convertible notes and
  detachable warrants                                     -               -       1,068,457
Payment on capital lease obligations                      -               -        (288,770)
Payment on note payable                                   -               -        (242,750)
Proceeds from note payable                                -               -         484,323
                                             ------------------------------------------------
Net cash provided by financing activities           248,270       2,642,877      42,887,857
                                             ------------------------------------------------

Net (decrease) increase in cash and cash
  equivalents                                      (330,544)      1,987,313         754,770

Cash and cash equivalents at beginning of
  period                                          1,085,314         733,978               -
                                             ------------------------------------------------
Cash and cash equivalents at end of period   $      754,770  $    2,721,291  $      754,770
                                             ================================================

Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases        $            -  $            -  $      288,772
Interest paid                                           899               -         148,432
Imputed dividend on Series E stock                        -               -       3,266,250
Imputed dividend on Series I stock                        -       1,305,372       1,373,247
Conversion of Series D preferred stock to
  common stock                                            -               -       2,142,332
Conversion of Series E preferred stock to
  common stock                                            -       1,921,513       5,277,813
Conversion of Series G preferred stock to
  common stock                                      135,000          15,000         720,000
Conversion of Series I preferred stock to
  common stock                                            -               -         105,000
Series D stock issued for Series C stock                  -               -       2,073,925
Series C dividends paid with Series D stock               -               -         253,875
Series D dividends paid with common stock                 -               -         422,341


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 2004

Note 1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the proforma amount indicated below:



                                                                       For the three months
                                                                         ended March 31,
                                                                        2004           2003
                                                                        ----           ----

   Net loss applicable to common shareholders, as reported            $(920,607)   $(1,743,552)

   Deduct: Total stock-based employee compensation expense
   determined under fair value based methods for all options, net of related tax effects
                                                                     (1,342,216)       (22,794)

   Pro forma net loss                                                (2,262,823)    (1,766,346)

   Earnings per share:
        Basic - as reported                                              0.003          0.059
        Basic - pro forma                                                0.061       $  0.059


Note 2.  Revenue and Expense Recognition

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

Note 3.  Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,108 per month. Since December 2002, the sublessee has not been able to make monthly rental payments due to a lack of funding. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At December 31, 2003 and March 31, 2004 the amount due from the sub-lessee is $184,527

Note 4.  Exercise and Exchange of Warrants

In March 2004, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire at the end of March 2004. The exercise prices of such warrants were $0.40 and $0.55 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,250. The newly issued warrants will expire on the last day of January 2005.

Note 5.  Liquidity

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited capital. The Company has experienced a net loss for the three months ended March 31, 2004 of $851,387 compared to a net loss for the three months ended March 31, 2003 of $369,721.

Management believes our existing available cash and cash equivalents as of March 31, 2004, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until July 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of March 31, 2004 had an accumulated deficit of $(48,324,000).

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

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in dermal tissue for cosmetic and reconstructive procedures and in urethral tissue for the treatment of female stress incontinence, and tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging and as surgical sealants for use in pulmonary, cardiovascular and abdominal surgical procedures. We currently are devoting the majority of our resources to the development and registration of these products.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended March 31, 2004 and for the period of project inception to date we received $189,000 and $4,650,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of March 31, 2004, the first two of the three performance goals had been met.

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

Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. In February 2004, the Food and Drug Administration approved a supplement to our Investigational Device Exemption that simplifies the protocol for the pilot clinical trials and expands the number of patients that can be included. We are implementing improvements in the product manufacturing process to complete the pilot study. We now project beginning pivotal clinical testing during 2005. We expect these trials, including patient follow-up, will take approximately 15 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in 2007. The pivotal clinical trial is estimated to cost approximately $2.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. We project beginning pivotal clinical testing during 2005. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2007. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million. Femcare, Ltd., our licensee for this product in Europe and Australia, has advised us that commercialization of the product in Europe potentially could occur at least one year in advance of U.S. commercialization.

Our surgical sealant product for use in lung, bowel, and cardiovascular surgery is currently in pre-clinical testing. Assuming the pre-clinical testing results continue to be favorable, we project filing in 2005 an Investigational Device Exemption application with the Food and Drug Administration requesting permission to begin human clinical testing. Until the Investigational Device Exemption is approved by the Food and Drug Administration, we cannot predict the timing of the completion of human clinical studies, but typically such trials would take approximately two years to complete.

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.
Our spinal disc repair product being developed for our licensee, Spine Wave, is awaiting approval to begin human clinical testing in both the United States and overseas. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs plus certain administrative costs, for the three month period ended March 31, 2004 and for the period of project inception to date are approximately $189,000 and $4,650,000 respectively.

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

Results of Operations

We recognized $189,000 in contract and licensing revenue for the three months ended March 31, 2004 as compared to $451,000 for the three months ended March 31, 2003. The contract and licensing revenue for the three months ended March 31, 2004 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain. The decrease in contract revenue in the three months ended March 31, 2004, as compared to the same period in 2003, is due to the completion in 2003of preclinical testing of the injectable spinal disc nucleus product in preparation for Spine Wave's filing of an Investigational Device exemption with the Food and Drug Administration requesting permission to initiate human clinical trials.

Interest income was $2,000 for the three months ended March 31, 2004 versus $1,600 for the same period in 2003.

Research and development expenses for the three-month period ended March 31, 2004 were $639,000, as compared to $542,000 for the same period in 2003. The increase in research and development expenditures primarily reflects increased pre-clinical costs associated with the development of the spinal disc nucleus replacement product, largely offset by some increased expenditures in manufacturing development. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three period ended March 31, 2004 were $404,000 as compared to $280,000 for the same periods in 2003. The increased expenditures in the three months ended March 31, 2004 as compared to the same period in 2003 were primarily increased costs for our Board of Directors, increases in patent filing and patent maintenance fees, and business travel. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended March 31, 2004, we recorded a net loss applicable to common shareholders of $921,000 or $0.02 per share, as compared to a loss of $1,744,000 or $0.06 per share for the same period in 2003 This net loss and the net loss per share includes undeclared dividends on our preferred stock of $69,000 and ,$1,374,000 for in the three month s ended March 31, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents and short-term investments totaling $755,000 as compared to $1,085,000 at December 31, 2003. As of March 31, 2004, we had working capital of $595,000, compared to a working capital of $1,192,000 at December 31, 2003.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2004 or December 31, 2003. For the three month period ended March 31, 2004, our cash expenditures for capital equipment and leasehold improvements totaled $1,518, compared with $3,600 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2004 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of March 31, 2004, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until July 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in preliminary discussions with potential financing sources and collaborative partners, and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 3.  Controls and Procedures

   (a) Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

   (b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.Exhibits

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

         b.Reports on Form 8-K

      On March 16, 2004, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the fourth quarter and the year ended December 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROTEIN POLYMER TECHNOLOGIES, INC.



          Date:   May 14, 2004              By  /s/  J. Thomas Parmeter
                                                -----------------------
                                                J. Thomas Parmeter
                                                Chairman of the Board, Chief
                                                Executive Officer, President


          Date:   May 14, 2004              By  /s/  Janis Y. Neves
                                                -------------------
                                                Janis Y. Neves
                                                Director of Finance, Controller
                                                and Assistant Secretary

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