Form 10QSB
period 2004-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2004-08-16
CIK 858155

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2004, 38,098,060 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                ----     ----


================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Condensed Balance Sheets -
             June 30, 2004 and December 31, 2003  .............................3

          Condensed Statements of Operations -
             For the three months and six months ended June 30, 2004 and 2003 and the period July 6, 1988 (inception) to June 30, 2004..........4

          Condensed Statements of Cash Flows -
             For the six months ended June 30, 2004 and 2003
             and the period July 6, 1988 (inception) to June 30, 2004..........5

          Notes to Condensed Financial Statements..............................7

Item 2.   Management's Discussion and Analysis or Plan of Operation ...........9

Item 3.   Controls and Procedures.............................................13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.................14

Item 6.   Exhibits and Reports on Form 8-K....................................14

          Signatures..........................................................15

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets



                                                                         June 30,       December 31,
                                                                           2004            2003
                                                                        (Unaudited)      (Audited)
                                                                      --------------------------------

Assets
Current assets:
  Cash and cash equivalents                                           $       68,610  $    1,085,314
  Current portion of rent receivable                                          55,000         184,527
  Prepaid expenses                                                            30,374          25,799
                                                                      --------------------------------
Total current assets                                                         153,984       1,547,666

Equipment and leasehold improvements, net                                     99,891         114,411
Deposits                                                                      30,479          29,679
Rent Receivable, net of current portion                                      129,527              --
                                                                      --------------------------------
                                                                      $      413,881  $    1,691,756
                                                                      ================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $      235,934  $      168,659
  Accrued expenses                                                           176,901         162,609
  Deferred revenue                                                            92,406              --
  Deferred rent                                                               12,055          24,111
                                                                      --------------------------------
Total current liabilities                                                    517,296         355,379

Stockholders' equity (deficit):
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 84,745 and 86,095 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively - liquidation preference of $8,474,500 and $8,609,500 at June 30, 2004
    and December 31, 2003, respectively                                    7,929,917       8,064,917
  Common stock, $.01 par value, 120,000,000 shares authorized,
    38,098,060 and 36,830,857 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively                        380,992         368,319
  Additional paid-in capital                                              40,698,674      40,376,185
  Deficit accumulated during development stage                           (49,112,998)    (47,473,044)
                                                                      --------------------------------
Total stockholders' equity (deficit)                                        (103,415)      1,336,377
                                                                      --------------------------------
                                                                      $      413,881  $    1,691,756
                                                                      ================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)



                                                                                               For the period
                                                                                                July 6, 1988
                                                                                               (inception) to
                                   Three months ended               Six months ended              June 30,
                                        June 30,                        June 30,
                                  2004            2003             2004            2003             2004
                            -----------------------------------------------------------------------------------
Revenues:
   Contract revenue         $      199,366  $      742,696   $      388,416   $    1,193,679   $   11,244,417
   Interest income                     866           9,263            2,824           10,847        1,269,674
   Product and other income             --              --                6               --          694,785
                            ------------------------------- ---------------------------------- ----------------
Total revenues                     200,232         751,959          391,246        1,204,526       13,208,876

Expenses:
   Research and development        587,806         636,086        1,226,553        1,177,952       35,972,301
   Selling, general and
   administrative                  400,993         415,405          804,647          695,827       21,027,942
                            ------------------------------- ---------------------------------- ----------------
Total expenses                     988,799       1,051,491        2,031,200        1,873,779       57,000,243
                            ------------------------------- ---------------------------------- ----------------

Net loss                          (788,567)       (299,532)      (1,639,954)        (669,253)     (43,791,367)
Undeclared, imputed and/or
  paid dividends on
  preferred stock                   69,220         137,082          137,678        1,510,925        7,861,135
                            ------------------------------- ---------------------------------- ----------------

Net loss applicable to
  common shareholders       $     (857,787) $     (436,614)  $   (1,777,632)  $   (2,180,178)  $  (51,652,502)
                            ===================================================================================

Basic and diluted net loss
  per common share          $        (0.02) $        (0.01)  $        (0.05)  $        (0.07)
                            =================================================================

Shares used in computing
  basic and diluted net
  loss per common share         38,091,587      34,037,634       37,702,398       31,926,744
                            =================================================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                                                                                   For the period
                                                                                                                     July 6, 1988
                                                                                    Six months ended               (inception) to
                                                                                        June 30,                      June 30,
                                                                                2004               2003                2004
                                                                        ---------------------------------------------------------
Operating activities
Net loss                                                                   $   (1,639,954)   $     (669,253)   $   (43,791,367)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for compensation and interest                                             --                --            472,676
Depreciation and amortization                                                      16,039            34,088          2,430,999
Write-off of purchased technology                                                      --                --            503,500
Changes in assets and liabilities:
Contract receivable                                                               252,026          (605,196)                --
Other current assets                                                              124,952)          (86,843)           (85,374)
Other non-current assets                                                         (130,327)             (800)          (160,006)
Accounts payable                                                                   67,274)         (149,894)           235,933
Accrued employee benefits                                                           8,343            23,102            140,734
Other accrued expenses                                                              5,949           (18,526)            36,167
Deferred revenue                                                                   92,406              --               92,406
Deferred rent                                                                     (12,056)          (12,056)            12,055
                                                                        ---------------------------------------------------------
Net cash used for operating activities                                         (1,215,348)       (1,485,378)       (40,112,277)

Investing activities
Purchase of technology                                                                 --                --           (570,000)
Purchase of equipment and improvements                                             (1,518)          (54,175)        (2,088,862)
Purchases of short-term investments                                                    --                --        (16,161,667)
Sales of short-term investments                                                        --                --         16,161,667
                                                                        ---------------------------------------------------------
Net cash used for investing activities
                                                                           $       (1,518)   $      (54,175)   $    (2,658,862)


      See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                       For the period
                                                                                        July 6, 1988
                                                           Six months ended            (inception) to
                                                               June 30,                   June 30,
                                                         2004            2003               2004
                                                   ------------------------------------------------------

  Financing activities
  Net proceeds from exercise of options and
    warrants, and sale of common stock             $      200,162    $      359,449    $   23,420,421
  Net proceeds from issuance and conversion of
    preferred stock                                            --         2,889,650        18,398,068
  Net proceeds from convertible notes and
    detachable warrants                                        --                --         1,068,457
  Payment on capital lease obligations                         --                --          (288,770)
  Payment on note payable                                      --                --          (242,750)
  Proceeds from note payable                                   --                --           484,323
                                                   ------------------------------------------------------
  Net cash provided by financing activities               200,162         3,249,099        42,839,749
                                                   ------------------------------------------------------

  Net increase in cash and cash equivalents            (1,016,704)        1,709,546            68,610

  Cash and cash equivalents at beginning of
    period                                              1,085,314           733,978                --
                                                   ------------------------------------------------------
  Cash and cash equivalents at end of period       $       68,610    $    2,443,524    $       68,610
                                                   ======================================================

  Supplemental disclosures of cash flow
    information
  Equipment purchased by capital leases            $           --    $           --    $      288,772
  Interest paid                                               899                --           148,432
  Imputed dividend on Series E stock                           --                --         3,266,250
  Imputed dividend on Series I stock                           --         1,373,247         1,373,247
  Conversion of Series D preferred stock to
    common stock                                               --                --         2,142,332
  Conversion of Series E preferred stock to
    common stock                                               --         1,921,513         5,277,813
  Conversion of Series G preferred stock to
    common stock                                               --            15,000           585,000
  Conversion of Series I preferred stock to
    common stock                                               --            55,000            55,000
  Series D stock issued for Series C stock                     --                --         2,073,925
  Series C dividends paid with Series D stock                  --                --           253,875
  Series D dividends paid with common stock                    --                --           422,341


  See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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



                                             For the three months            For the six months
                                                Ended June 30,                  Ended June 30,
                                             2004             2003          2004           2003
                                             ----             ----          ----           ----
Net loss applicable to common
shareholders, as reported                   (857,787)       (436,614)   (1,777,632)    (2,180,178)
Deduct: total stock-based employee
compensation expense determined under
fair value based methods for all
options, net of related tax effects         (450,483)        (53,869)   (1,746,592)       (76,663)

Pro forma net loss                       $(1,308,270)      $(490,483)   (3,524,224)    (2,256,841)

Earnings per share:
     Basic - as reported                        0.02            0.01          0.05           0.07
     Basic - pro forma                          0.03            0.01          0.09           0.07

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

Note 3.  Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month. Since December 2002, the sublessee has not been able to make monthly rental payments due to a lack of funding. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At December 31, 2003 and June 30, 2004 the amount due from the sub-lessee is $185,000.

Note 4.  Exercise and Exchange of Warrants

In March 2004, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire at the end of March 2004. The exercise prices of such warrants were $0.40 and $0.55 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,000. The newly issued warrants will expire on the last day of January 2005.

Note 5.  Subsequent Events

On July 2, 2004 the Company borrowed $150,000 from several current shareholders. The promissory notes can be redeemed two months following issuance and carry an interest rate of 10% per annum. Three year warrants exercisable for 60,000 shares of common stock at an exercise price of $0.37 per share were issued in conjunction with the issuance of the promissory notes.

During the last week of July and the first two weeks of August 2004, the Company borrowed an additional $750,000 from current shareholders. The promissory notes can be redeemed two months following issuance and carry an interest rate of 10% per annum. Three-year warrants exercisable for 150,000 shares of common stock at an exercise price of $0.37 per share and three-year warrants exercisable for 150,000 shares of common stock at an exercise price of $0.45 per share were issued in conjunction with the issuance of the promissory notes.

Note 6.  Liquidity

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited capital. Management believes our existing available cash, cash commitments, and cash equivalents as of August 13, 2004, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until October 2004. Substantial additional capital resources will be required to fund future expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products, or cease operations. (See Management's Discussion and Analysis or Plan of Operation)

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of June 30, 2004 had an accumulated deficit of $49,113,000.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended June 30, 2004 and for the period of project inception to date we received $199,000 and $4,849,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of June 30, 2004, the first two of the three performance goals had been met.

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

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. We project beginning pivotal clinical testing during 2005. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2008. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million.

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

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.
Our spinal disc repair product being developed for our licensee, Spine Wave, is awaiting approval to begin human clinical testing in the United States and has received approval to begin clinical testing in Europe. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials and commercialization. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs plus certain administrative costs, for the three month period ended June 30, 2004 and for the period of project inception to date are approximately $199,000 and $4,849,000 respectively.

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

Results of Operations

We recognized $199,000 in contract and licensing revenue for the three months ended June 30, 2004 as compared to $743,000 for the three months ended June 30, 2003. For the six-month period ended June 30, 2004, we recognized $388,000 in contract and licensing income as compared to $1,194,000 for the same period in 2003. The contract and licensing revenue for the three and six months ended June 30, 2004 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain. The decrease in contract revenue in 2004 is due to a reduction in preclinical testing and production of the injectable spinal disc nucleus product. During the period, Spine Wave focused on regulatory filings including an Investigational Device exemption with the Food and Drug Administration requesting permission to initiate human clinical trials in the United States, and similar foreign filings requesting permission to begin clinical trials in Europe.

Interest income was $1,000 and $3,000 respectively for the three months and six months ended June 30, 2004 versus $9,000 and $11,000 respectively for the same periods in 2003.

Research and development expenses for the three and six-month periods ended June 30, 2004 were $588,000 and $1,227,000 respectively, as compared to $636,000 and $1,178,000 for the same periods in 2003. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2004 were $401,000 and $805,000 respectively as compared to $415,000 and $696,000 respectively for the same periods in 2003. Increased health care and product liability insurance were the main contributors to the increased expense over the six month period in 2004 as compared to 2003. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended June 30, 2004, we recorded a net loss applicable to common shareholders of $858,000 or $0.02 per share, as compared to a loss of $437,000, or $0.01 per share for the same period in 2003. For the six months ended June 30, 2004, we recorded a net loss applicable to common shareholders of $1,778,000 or $0.05 per share, as compared to a loss of $2,180,000, or $0.07 per share for the same period in 2003. Included in the net loss per share for the six months ended June 30, 2003 is a one-time, non-cash "imputed dividend" of $1,373,000 from the sale and issuance of our Series I Preferred Stock. The net loss and the net loss per share also included in each of the three month and the six-month periods of 2004 and 2003 $69,000 and $137,000 for undeclared dividends related to our preferred stock.

In general, there can be significant fluctuation in revenue from quarter to quarter due to variability in outside contract and licensing payments. In general, we expect to incur increasing operating losses in the future (to the extent additional capital is obtained), due primarily to increases in our soft tissue augmentation program's development, manufacturing and business development activities, and the continuation of our tissue adhesive and sealant product development activities. Our financial results depend on our ability to establish strategic alliances and generate contract revenues, increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, expenses incurred for regulatory compliance and patent prosecution, and other factors.

To date we believe that inflation and changing prices have had only a modest effect on our continuing operations. However, increases in utility costs, insurance, and employee benefits may have a greater impact in the future.


Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments totaling $69,000 as compared to $1,085,000 at December 31, 2003. As of June 30, 2004, we had a negative working capital of $363,312, compared to a working capital of $1,192,000 at December 31, 2003.

As of June 30, 2004, we did not have any off balance sheet financing activities and did not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2004 or December 31, 2003. For the three month period ended June 30, 2004, our cash expenditures for capital equipment and leasehold improvements totaled $1,518, compared with $54,175 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2004 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of August 13, 2004, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until October 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently engaged in discussions with potential financing sources and collaborative partners regarding funding in the form of equity investments, convertible debt financing, license fees, milestone payments and research and development payments. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.


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

                                    PART II.
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on June 17, 2004. Proposals I and II were approved. The results are as follows:

         Proposal I

         The following directors were elected at the meeting to serve a one-year term as directors:


                                                           Authority
                                             For            Withheld

                                        --------------  -----------------



          J. Thomas Parmeter                38,644,597            427,000
          George R. Walker                  38,754,497            317,500
          Kerry L. Kuhn                     38,640,395            431,602
          Edward G. Cape                    39,037,397             34,600
          Donald S. Kaplan                  38,905,397            166,600
          Steven M. Lamon                   38,752,597            319,406
          Steve Peltzman                    39,035,397             36,600

          Proposal II

         Ratification of appointment of Peterson & Co. as the Company's independent auditors for fiscal year 2004:

                                                                     Broker
          For                              Against     Abstained    Non-Vote
          ----------------------------  ------------- ----------  -----------
                            38,717,857        270,740      83,400           0

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

         b.    Reports on Form 8-K

               On April 8, 2004, the Company filed a Current Report on Form 8-K announcing the appointment of Donald S. Kaplan as President and Chief Operating Officer at the Company.

               On May 13, 2004, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the first quarter ended March 31, 2004.

               On June 28, 2004, the Company filed a Current Report on Form 8-K announcing the election of the Company's Board of Directors at its annual meeting of stockholders.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROTEIN POLYMER TECHNOLOGIES, INC.



      Date:   August 16, 2004               By  /s/  J. Thomas Parmeter
                                                -----------------------
                                                J. Thomas Parmeter
                                                Chairman of the Board, Chief
                                                Executive Officer


      Date:   August 16, 2004               By  /s/  Janis Y. Neves
                                                -------------------
                                                Janis Y. Neves
                                                Director of Finance, Controller
                                                and Corporate Secretary

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