Form 10QSB
period 2004-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2004-11-15
CIK 858155

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

               For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2004, 39,443,374 shares of common stock were outstanding.

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

               Condensed Balance Sheets -
                      September 30, 2004 and December 31, 2003 ................3

               Condensed Statements of Operations -
                      For the three months and nine months ended September 30, 2004 and 2003 and the period July 6, 1988 (inception) to
                      September 30,2004 .......................................4

               Condensed Statements of Cash Flows -
                      For the nine months ended September 30, 2004 and 2003 and the period July 6, 1988 (inception) to
                      September 30,2004 .......................................5

               Notes to Condensed Financial Statements ........................7

Item 2.        Management's Discussion and Analysis or Plan of Operation .....11

Item 3.        Controls and Procedures .......................................15


PART II.       OTHER INFORMATION

Item 6.        Exhibits ......................................................16


               Signatures ....................................................17

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                       September 30,  December 31,
                                                                           2004           2003
                                                                        (Unaudited)     (Audited)
                                                                      ---------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $      177,471   $    1,085,314
  Contracts receivable                                                             -          252,026
  Current portion of rent receivable                                          60,000          184,527
  Prepaid expenses                                                            26,567           25,799
                                                                      ---------------------------------
Total current assets                                                         264,038        1,547,666

Equipment and leasehold improvements, net                                     92,172          114,411
Deposits                                                                      30,479           29,679
Rent Receivable, net of current portion                                      119,527                -
                                                                      ---------------------------------
                                                                      $      506,216   $    1,691,756
                                                                      =================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $      250,553   $      168,659
  Notes payable                                                              860,532                -
  Accrued expenses                                                           166,878          162,609
  Advance                                                                    147,883                -
  Deferred rent                                                                6,028           24,111
                                                                      ---------------------------------
Total current liabilities                                                  1,431,874          355,379

Stockholders' equity (deficit):
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 84,245 and 86,095 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively -
  liquidation preference of $8,424,500 and $8,609,500 at
    September 30, 2004 and December 31, 2003, respectively                 7,879,917        8,064,917
  Common stock, $.01 par value, 120,000,000 shares authorized,
    38,293,062 and 36,830,857 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively                   382,942          368,319
  Additional paid-in capital                                              40,896,073       40,376,185
  Deficit accumulated during development stage                           (50,084,590)     (47,473,044)
                                                                      ---------------------------------
Total stockholders' equity (deficit)                                        (925,658)       1,336,377
                                                                      ---------------------------------
                                                                      $      506,216   $    1,691,756
                                                                      =================================

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                     For the period
                                                                                                      July 6, 1988
                                    Three months ended                   Nine months ended           (inception) to
                                       September 30,                       September 30,                Sept. 30,
                                  2004              2003              2004              2003              2004
                            ----------------------------------------------------------------------------------------
Revenues:
   Contract revenue         $       19,523    $       95,796    $      407,939    $    1,289,475    $   11,263,940
   Interest income                     273             5,378             3,098            16,224         1,269,948
   Product and other income              -                 -                 6                 -           694,785
                            ----------------------------------------------------------------------------------------
Total revenues                      19,796           101,174           411,043         1,305,699        13,228,673

Expenses:
   Research and development        530,056           603,850         1,756,610         1,781,802        36,502,358
   Selling, general and
   administrative                  461,332           338,871         1,265,979         1,034,697        21,489,274
                            ----------------------------------------------------------------------------------------
Total expenses                     991,388           942,721         3,022,589         2,816,499        57,991,632
                            ----------------------------------------------------------------------------------------

Net loss                          (971,592)         (841,547)       (2,611,546)       (1,510,800)      (44,762,959)
Undeclared, imputed and/or
  paid dividends on
  preferred stock                   69,980            69,980           207,659         1,580,906         7,931,116
                            ----------------------------------------------------------------------------------------

Net loss applicable to
  common shareholders       $   (1,041,572)   $     (911,527)   $   (2,819,205)   $   (3,091,706)     $(52,694,075)

                            ========================================================================================

Basic and diluted net loss
  per common share          $        (0.03)   $        (0.02)   $        (0.07)   $        (0.09)
                            =====================================================================

Shares used in computing
  basic and diluted net
  loss per common share         38,113,618        36,720,701        37,840,496        33,542,290
                            =====================================================================




See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                 For the period
                                                                                  July 6, 1988
                                                       Nine months ended         (inception) to
                                                         September 30,              Sept. 30,
                                                      2004             2003            2004
                                               ----------------------------------------------------
Operating activities
Net loss                                            $ (2,611,546)    $ (1,510,800)    $(44,762,959)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for compensation and interest                     -                -          472,676
Depreciation and amortization                             23,757           47,487        2,438,717
Amortization of discount on note payable                  73,966                -           73,966
Write-off of purchased technology                              -                -          503,500
Changes in assets and liabilities:
Contract receivable                                      252,026          (95,796)         252,026
Other current assets                                     123,759         (151,962)        (338,593)
Other non-current assets                                (120,327)            (800)        (150,006)
Accounts payable                                          81,894         (157,042)         250,553
Accrued employee benefits                                 (7,383)          20,443          125,008
Other accrued expenses                                    11,652          (28,528)          41,870
Advance                                                  147,883                -          147,883
Deferred rent                                            (18,083)         (18,083)           6,028
                                               ----------------------------------------------------
Net cash used for operating activities                (2,042,402)      (1,895,081)     (40,939,331)

Investing activities
Purchase of technology                                         -                -         (570,000)
Purchase of equipment and improvements                    (1,517)         (79,946)      (2,088,861)
Purchases of short-term investments                            -                -      (16,161,667)
Sales of short-term investments                                -                -       16,161,667
                                               --------------------------------------------------
Net cash used for investing activities              $     (1,517)    $    (79,946)    $ (2,658,861)






See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                          For the period
                                                                                           July 6, 1988
                                                            Nine months ended             (inception) to
                                                              September 30,                  Sept. 30,
                                                         2004               2003               2004
                                                   --------------------------------------------------------
      Financing activities
      Net proceeds from exercise of options and
        warrants, and sale of common stock         $      236,076     $      361,762     $   23,456,335
      Net proceeds from issuance and conversion of
        preferred stock                                         -          2,889,650         18,398,068
      Net proceeds from convertible notes and
        detachable warrants                                     -                  -          1,068,457
      Payment on capital lease obligations                      -                  -           (288,770)
      Payment on note payable                                   -                  -           (242,750)
      Proceeds from notes payable                         900,000                  -          1,384,323
                                                   --------------------------------------------------------
      Net cash provided by financing activities         1,136,076          3,251,412         43,775,663
                                                   --------------------------------------------------------
      Net increase (decrease) in cash and cash
        equivalents                                      (907,843)         1,276,385            177,471

      Cash and cash equivalents at beginning of
        period                                          1,085,314            733,978                  -
                                                   --------------------------------------------------------
      Cash and cash equivalents at end of period   $      177,471     $    2,010,363     $      177,471
                                                   ========================================================

      Supplemental disclosures of cash flow
        information
      Equipment purchased by capital leases        $            -     $            -     $      288,772
      Interest paid                                        86,132                  -            233,665
      Imputed dividend on Series E stock                        -                  -          3,266,250
      Imputed dividend on Series I stock                        -          1,373,247          1,373,247
      Conversion of Series D preferred stock to
        common stock                                            -                  -          2,142,332
      Conversion of Series E preferred stock to
        common stock                                            -          1,921,513          5,277,813
      Conversion of Series G preferred stock to
        common stock                                            -             15,000            585,000
      Conversion of Series I preferred stock to
        common stock                                            -            105,000            155,000
      Series D stock issued for Series C stock                  -                  -          2,073,925
      Series C dividends paid with Series D stock               -                  -            253,875
      Series D dividends paid with common stock                 -                  -            422,341

See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1.  Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

                                              For the three months          For the nine months
                                              Ended September 30,           Ended September 30,
                                              2004            2003          2004         2003
                                              ----            ----          ----         ----
Net loss applicable to common
shareholders, as reported                $ (1,041,572)     $(911,527)   $(2,819,205) $(3,091,706)
Deduct: total stock-based employee
compensation expense determined under
fair value based methods for all
options, net of related tax effects          (440,073)       (31,555)    (1,828,433)    (108,218)


Pro forma net loss                         $ (601,499)     $(943,082)   $  (990,772) $(3,199,924)



Earnings per share:
     Basic - as reported                        0.03            0.02         0.07         0.09
     Basic - pro forma                          0.02            0.03         0.03         0.10

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

Note 3.  Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sublessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sublessee resumed making rental payments and as of September 2004 an additional $5000 per month is being paid for credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At September 30, 2004 the amount past due from the sub-lessee is $279,000.

Note 4.  Exercise and Exchange of Warrants

In March 2004, certain holders of warrants exercised their warrants to purchase common stock. These warrants were due to expire at the end of March 2004. The exercise prices of such warrants were $0.40 and $0.55 per share. As an incentive to exercise the warrant early the Company offered to reduce the exercise price of the warrants to $0.25 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,250. The newly issued warrants will expire on the last day of January 2005.

Note 5.  Notes Payable


On July 2, 2004, the Company issued notes with detachable warrants payable to several of its current shareholders in exchange for $150,000 in cash. The notes have a two-month term with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and become exercisable upon issue. At September 30, 2004 the notes have not been repaid. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $13,730, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 138% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.33 per share. For the nine months ended September 30, 2004, debt discount of $13,730 was amortized to interest expense.


On August 2, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note has a two-month term with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and become exercisable upon issue. At September 30, 2004 the note has not been repaid. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $23,995, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 133% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.35 per share. For the nine months ended September 30, 2004, debt discount of $23,156 was amortized to interest expense.


On August 19, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note has a two-month term with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and become exercisable upon issue. As of September 30, 2004 the note has not been repaid. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $33,802, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 140% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.52 per share. For the nine months ended September 30, 2004, debt discount of $23,098 was amortized to interest expense.


On September 9, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note has a two-month term with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and become exercisable upon issue. As of September 30, 2004 the note has not been repaid. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $41,949, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 141% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.67 per share. For the nine months ended September 30, 2004, debt discount of $13,983 was amortized to interest expense.


Note 6.  Subsequent Events

In October 2004, certain holders of warrants issued in conjunction with sale of Series I Convertible Preferred Stock of the Company exercised their warrants to purchase common stock. Certain of the Series I warrants were due to expire at the end of September 2004, but the Company extended the exercise period of these Series I warrants until the end of October 2004. The exercise prices of the Series I warrants were between $0.58 and $1.73 per share. As an incentive to exercise the warrants early, the Company reduced the exercise price to $0.50 per share for all of the Series I warrants to the extent such warrants were exercised on or before October 29, 2004. As a result, the Company raised $545,156.

Note 7.  Liquidity

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited capital. Management believes our existing available cash, cash commitments, and cash equivalents as of November 13, 2004, plus contractual amounts receivable, is sufficient to meet our anticipated capital requirements until December 2004. Substantial additional capital resources will be required to fund future expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products, or cease operations. (See Management Discussion and Analysis:
Liquidity and Capital Resources)

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

General Overview

Incorporated in 1988, Protein Polymer Technologies, Inc., a Delaware corporation with corporate offices and laboratories located in San Diego, California, is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on its proprietary protein-based biomaterials and tissue engineering technology. Since 1992, we have focused primarily on developing technology and products to be used in the surgical repair, augmentation, and regeneration of tissue; surgical adhesives and sealants; soft tissue augmentation products; matrices for wound healing and tissue engineering; and drug delivery formulations. We have been unprofitable to date, and as of September 30, 2004 had an accumulated deficit of $50,085,000.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended September 30, 2004 and for the period of project inception to date we received $20,000 and $4,869,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a three year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of September 30, 2004, the first two of the three performance goals had been met.

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

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.
Our spinal disc repair product being developed for our licensee, Spine Wave, is awaiting approval to begin human clinical testing in the United States and has received approval to begin clinical testing in Europe. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its manufacturing process, and product production for both clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs plus certain administrative costs, for the three month period ended September 30, 2004 and for the period of project inception to date are approximately $20,000 and $4,849,000 respectively.

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

Results of Operations

We recognized $20,000 in contract and licensing revenue for the three months ended September 30, 2004 as compared to $96,000 for the three months ended September 30, 2003. For the nine-month period ended September 30, 2004, we recognized $408,000 in contract and licensing income as compared to $1,289,000 for the same period in 2003. The contract and licensing revenue for the three and nine months ended September 30, 2004 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain. The decrease in contract revenue in 2004 is due to a reduction in preclinical testing and production of the injectable spinal disc nucleus product. During the period, Spine Wave focused on regulatory filings including an Investigational Device exemption with the Food and Drug Administration requesting permission to initiate human clinical trials in the United States, and similar foreign filings requesting permission to begin clinical trials in Europe.

Interest income was $300 and $3,000 respectively for the three months and nine months ended September 30, 2004 versus $5,000 and $16,000 respectively for the same periods in 2003.

Research and development expenses for the three and nine month periods ended September 30, 2004 were $530,000 and $1,757,000 respectively, as compared to $604,000 and $1,782,000 respectively for the same periods in 2003. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2004 were $461,000 and $1,266,000, respectively as compared to $339,000 and $1,035,000 respectively for the same periods in 2003. Increased health care and product liability insurance were the main contributors to the increased expense over the nine month period in 2004 as compared to 2003. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources and to the extent additional capital is obtained.

For the three months ended September 30, 2004, we recorded a net loss applicable to common shareholders of $1,042,000 or $0.03 per share, as compared to a loss of $912,000, or $0.02 per share for the same period in 2003. For the nine months ended September 30, 2004, we recorded a net loss applicable to common shareholders of $2,819,000 or $0.07 per share, as compared to a loss of $3,092,000, or $0.09 per share for the same period in 2003. Included in the net loss per share for the nine months ended September 30, 2003 is a one-time, non-cash "imputed dividend" of $1,373,000 from the sale and issuance of our Series I Preferred Stock. The net loss and the net loss per share also included in each of the three month and the nine month periods of 2004 and 2003, $70,000 and $208,000 for undeclared dividends related to our preferred stock.

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


Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and short-term investments totaling $177,000 as compared to $1,085,000 at December 31, 2003. As of September 30, 2004, we had a negative working capital of $1,168,000, compared to a working capital of $1,192,000 at December 31, 2003.

As of September 30, 2004, we did not have any off balance sheet financing activities and did not have any special purpose entities. During the three months ending September 30, 2004, we received $900,000 from existing shareholders in return for promissory notes and warrants to purchase up to 360,000 shares of common stock. The promissory notes can be redeemed two months following issuance and carry an interest rate of 10% per annum. In addition, three-year warrants to purchase up to 360,000 shares of common stock exercisable at exercise prices ranging from $0.37 to $0.45 per share were issued in conjunction with the promissory notes. We had no long-term capital lease obligations as of September 30, 2004 or December 31, 2003. For the three month period ended September 30, 2004, our cash expenditures for capital equipment and leasehold improvements totaled $1,500, compared with $80,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2004 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of November 13, 2004, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until December 2004. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently engaged in discussions with potential financing sources and collaborative partners regarding funding in the form of equity investments, convertible debt financing, license fees, milestone payments and research and development payments. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.


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


                                            PROTEIN POLYMER TECHNOLOGIES, INC.



          Date:   November 15, 2004         By  /s/  J. Thomas Parmeter
                                                -----------------------
                                                J. Thomas Parmeter
                                                Chairman of the Board, Chief
                                                Executive Officer


          Date:    November 15, 2004        By  /s/  Janis Y. Neves
                                                -------------------
                                                Janis Y. Neves
                                                Director of Finance, Controller
                                                and Corporate Secretary

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