Form 10KSB/A
period 2003-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-03-30
CIK 858155

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
Transitional Small Business Disclosure Format:     Yes           No   X
                                                      ---------    --------
================================================================================

                                 EXPLANATORY NOTE

Protein Polymer Technologies, Inc. is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004 (the "Annual Report") to amend and restate Items 6 and 7 to the Annual Report for the purpose of restating financial information contained in the Management's Discussion and Analysis and in the Financial Statements and Notes to Financial Statements in order to include additional non-cash imputed dividend expense related to the issuance of convertible preferred stock and warrants during 2003 as more fully described in Note 1 to Financial Statements included in Item 7 of this Amendment. The complete text of Items 6 and 7 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The consent of the independent registered public accounting firm with respect to the financial statements contained in this Amendment is attached to this Amendment as Exhibit 23.1.

In addition, the Amendment includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer (principal executive officer) and Director of Finance, Controller (principal financial officer) are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

With the exception of the amended and restated financial information relative to the inclusion of additional non-cash imputed dividend expense related to the issuance of convertible preferred stock and warrants during 2003, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

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

General Overview

        Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of December 31, 2003 had an accumulated deficit of $(48,684,377).

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

Restatement of Previously Issued Financial Statements

        As a result of a recommendation by the Company's independent auditors, the Company has restated its financial statements as of December 31, 2003 in connection with the accounting treatment of certain transactions related to the issuance of convertible preferred stock and warrants during 2003 as described below.

        In March and May 2003 the Company issued a total of 32,550 shares of Series I Convertible Preferred Stock, priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to certain institutional and accredited investors. Each share of Series I Convertible Preferred Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, the Company recorded non-cash imputed dividend expense of $1,373,247 based on the intrinsic value of the beneficial conversion feature resulting from the difference between the fair market value of the common stock and the conversion price of the preferred stock. As the calculation of the beneficial conversion feature was based on the stated conversion price of $0.55 per share, instead of the effective conversion price, which is determined after an allocation of proceeds between the convertible shares and warrants, the value of the beneficial conversion was understated by a total of $554,991.

        In June 2003, certain investors exercised a total of 2,590,000 warrants that were due to expire in August 2003 at exercise prices of $0.10 and $0.40. As an incentive, the Company offered each holder who exercised their warrants new warrants in an amount equal to the number exercised, exercisable through March 26, 2004, at an exercise price of $0.55. In connection with this transaction, the Company failed to record the fair value of the newly issued warrants which, using a Black-Scholes valuation model, was subsequently determined to be $656,342.

        As a result of these transactions, the Company has included additional non-cash imputed dividend expense totaling $1,211,333 in the restated financial statements for 2003. The effects of the additional imputed dividend on the 2003 financial statements are as follows:

Balance Sheet at December 31, 2003:
  o   Increase in deficit accumulated during development stage        $1,211,333
  o   Increase in additional paid in capital                          $1,211,333

Income Statement for the year ended December 31, 2003:
  o   Increase in undeclared and/or paid dividend on preferred stock  $1,211,333
  o   Increase in net loss applicable to common shareholders          $1,211,333
  o   Increase in net loss per common share - basic and diluted       $     0.04


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

        Operating Losses. For the year ended December 31, 2003, we recorded a net loss applicable to common shareholders of $5,055,458, or $0.15 per share, as compared to $1,294,000, or $0.05 per share for 2002, and $3,424,000, or $0.16 per share for 2001. The difference in the net losses and the losses per share between 2003 and 2002, and 2001, is primarily due to differences in license and contract fees received from collaborative partners, and in 2003 an "imputed dividend" expense associated with the sale of preferred stock. In connection with the sale of Series I Convertible Preferred Stock in March and May 2003, we recorded a non-cash "imputed dividend" expense of $1,928,237 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock. The 2003, 2002 and 2001 losses and per share calculations also include $278,000 of undeclared dividends in each year with respect to our preferred stock.

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


        Report of Peterson & Co., LLP, Independent Registered Public Accounting Firm...F-2

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Protein Polymer Technologies, Inc. (a Development Stage Company) has reported accumulated losses during the development stage aggregating ($48,684,000) and without additional financing, lacks sufficient working capital to fund operations beyond May 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 2003 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1, the financial statements at December 31, 2003 and for the year then ended have been restated for the matters set forth therein.

                                                       /s/ Peterson & Co., LLP

                                                       PETERSON & CO., LLP

San Diego, California
March 8, 2004
(March 25, 2005 as to the effects of the restatements described in Note 1)

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets



                                                                                December 31,
                                                                            2003*           2002
                                                                       -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                            $    1,085,314   $    733,978
  Contracts receivable                                                        252,026              -
  Rent receivable                                                             184,527              -
  Prepaid expenses                                                             25,799         30,619
  Other current assets                                                              -            154
                                                                       -------------------------------
Total current assets                                                        1,547,666        764,751

Deposits                                                                       29,679         29,679
Equipment and leasehold improvements, net                                     114,411         80,928
                                                                       -------------------------------

                                                                       $    1,691,756   $    875,358
                                                                       ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                     $      168,659   $    389,109
  Accrued expenses                                                            162,609        162,244
  Deferred rent                                                                24,111         24,111
                                                                       -------------------------------
Total current liabilities                                                     355,379        575,464

Long-term portion deferred rent                                                     -         24,111

Commitments (Notes 5 and 7)

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 86,095 and 76,120 shares issued and outstanding at
  December 31, 2003 and 2002, respectively - liquidation
    preference of $8,609,500 and $7,612,000 at December 31, 2003
    and December 31, 2002, respectively                                     8,064,917      7,266,780
  Common stock, $.01 par value, 120,000,000 shares authorized,
    36,830,857 and 29,731,535 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                  368,319        297,327
  Additional paid-in capital                                               41,587,518     36,618,235
  Deficit accumulated during development stage                            (48,684,377)   (43,906,559)
                                                                       -------------------------------
Total stockholders' equity                                                  1,336,377        275,783
                                                                       -------------------------------

                                                                       $    1,691,756   $    875,358
                                                                       ===============================

* Restated (see Note 1) See accompanying notes.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Operations




                                                                                      For the period
                                                                                       July 6, 1988
                                                                                      (inception) to
                                                Years ended December 31,               December 31,
                                          2003*            2002            2001            2003
                                    ------------------------------------------------------------------
Revenues:
  Contract and licensing revenue    $    1,597,415   $    3,010,571   $     783,334   $  10,856,001
  Interest income, net                      19,903            6,810          40,778       1,266,850
  Product and other income                       -            1,500           5,950         694,779
                                    ------------------------------------------------------------------
Total revenues                           1,617,318        3,018,881         830,062      12,817,630

Expenses:
  Research and development               2,359,643        2,698,733       2,611,317      34,745,748
  Selling, general and
  administrative                         1,450,914        1,336,306       1,365,574      20,223,295
                                    ------------------------------------------------------------------
Total expenses                           3,810,557        4,035,039       3,976,891      54,969,043
                                    ------------------------------------------------------------------

Net loss                                (2,193,239)      (1,016,158)     (3,146,829)    (42,151,413)

Undeclared and/or paid dividends on
  preferred stock                        2,862,219          277,639         277,639       8,934,790
                                    ------------------------------------------------------------------

Net loss applicable to common
  shareholders                      $   (5,055,458)  $   (1,293,797)  $  (3,424,468)  $ (51,086,203)
                                    ==================================================================

Net loss per common share - basic
  and diluted                       $         (.15)  $         (.05) $         (.16)
                                    ==================================================

Shares used in computing net loss
  per common share - basic and
  diluted                               34,362,427       27,659,838      20,964,233
                                    ==================================================


* Restated (see Note 1) See accompanying notes.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2003




                                                                                Common stock              Preferred stock
                                                                       ---------------------------------------------------------
                                                                           Shares         Amount       Shares         Amount
                                                                       -----------------------------------------------------------
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
                                                                       =============================================================


                                                                                             Deficit
                                                                                           accumulated   Receivables
                                                                                             during     from sales of      Total
                                                                           Additional      development     common       Stockholders
                                                                         paid-in capital     stage         stock           equity
                                                                       -------------------------------------------------------------
  Issuance of Series H preferred stock, net of issuance costs                       -               -            -       1,218,258
  Issuance of common stock under stock purchase plan                            9,836               -            -           9,984
  Issuance of stock options for services rendered                               1,834               -            -           1,834
  Exercise of common stock options                                              1,610               -            -           1,645
  Exercise of common stock warrants at $.50 per share                       1,221,080               -            -       1,246,000
  Conversion of Series E preferred stock into common stock                    396,800               -            -               -
  Net Loss and comprehensive loss                                                   -      (3,146,829)           -      (3,146,829)
                                                                       -------------------------------------------------------------
Balance at December 31, 2001                                            $  33,794,177   $ (42,890,401)   $       -    $   (398,276)

  Conversion of Series E preferred stock into common stock                    638,600               -            -               -
  Conversion of Series G preferred stock into common stock                    558,600               -            -               -
  Exercise of common stock warrants, net of associated costs                1,601,950               -            -       1,664,550
  Issuance of common stock under stock purchase plan                           15,103               -            -          15,577
  Exercise of common stock options                                              9,805               -            -          10,090
  Net Loss and comprehensive loss                                                   -      (1,016,158)           -      (1,016,158)
                                                                       -------------------------------------------------------------
Balance at December 31, 2002                                            $  36,618,235   $ (43,906,559)   $       -         275,783
  Issuance of Series I preferred stock, net of issuance costs*              1,928,237      (1,928,237)           -       2,889,650
  Conversion of Series E preferred stock into common stock                  1,879,763               -            -               -
  Conversion of Series G preferred stock into common stock                     14,700               -            -               -
  Conversion of Series I preferred stock into common stock                    152,182               -            -               -
  Exercise of common stock warrants at $.10 and $.40 per share                327,600               -            -         353,500
  Imputed dividend associated with issuance of warrants*                      656,342        (656,342)           -               _
  Issuance of common stock under stock purchase plan                            9,879               -            -          10,083
  Exercise of common stock options                                                580               -            -             600
  Net Loss and comprehensive loss                                                   -      (2,193,239)           -      (2,193,239)
                                                                       -------------------------------------------------------------
Balance at December 31, 2003*                                           $  41,587,518   $ (48,684,377)   $       -    $  1,336,377
                                                                       =============================================================
* Restated (see Note 1)
See accompanying notes.

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
                                            ======================================================================

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                     July 6, 1988
                                                                                                    (inception) to
                                                        Years ended December 31,                     December 31,
                                                   2003                2002                2001          2003
                                            ----------------------------------------------------------------------
Supplemental disclosures of cash flow
  information
Equipment purchased by capital leases       $            -    $            -    $            -    $      288,772
Interest paid                                          758             2,170            19,490           147,533
Imputed dividend on Series E stock                       -                 -                 -         3,266,250
Conversion of Series D preferred stock to
  common stock                                           -                 -                 -         2,142,332
Conversion of Series E preferred stock to
   common stock                                  1,921,513           643,750           400,000         5,277,813
Conversion of Series G preferred stock to
   common stock                                     15,000           570,000                 -           585,000
Conversion of Series I preferred stock to
   common stock                                    155,000                 -                 -           155,000
Series D stock issued for Series C stock                 -                 -                 -         2,073,925
Series C dividends paid with Series D stock              -                 -                 -           253,875
Series D dividends paid with common stock                -                 -                 -           422,341
Imputed dividends on Series I preferred stock*   1,928,237                 -                 -         1,928,237
Imputed dividends on warrants issued *             656,342                 -                 -           656,342


* Restated (see Note 1)
See accompanying notes.

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

Restatement of Previously Issued Financial Statements

As a result of a recommendation by the Company's independent auditors, the Company has restated its financial statements as of December 31, 2003 in connection with the accounting treatment of certain transactions related to the issuance of convertible preferred stock and warrants during 2003 as described below.

In March and May 2003 the Company issued a total of 32,550 shares of Series I Convertible Preferred Stock, priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to certain institutional and accredited investors. Each share of Series I Convertible Preferred Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, the Company recorded non-cash imputed dividend expense of $1,373,247 based on the intrinsic value of the beneficial conversion feature resulting from the difference between the fair market value of the common stock and the conversion price of the preferred stock. As the calculation of the beneficial conversion feature was based on the stated conversion price of $0.55 per share, instead of the effective conversion price, which is determined after an allocation of proceeds between the convertible shares and warrants, the value of the beneficial conversion was understated by a total of $554,991.

In June 2003, certain investors exercised a total of 2,590,000 warrants that were due to expire in August 2003 at exercise prices of $0.10 and $0.40. As an incentive, the Company offered each holder who exercised their warrants new warrants in an amount equal to the number exercised, exercisable through March 26, 2004, at an exercise price of $0.55. In connection with this transaction, the Company failed to record the fair value of the newly issued warrants which, using a Black-Scholes valuation model, was subsequently determined to be $656,342.

As a result of these transactions, the Company has included additional non-cash imputed dividend expense totaling $1,211,333 in the restated financial statements for 2003. The effects of the additional imputed dividend on the 2003 financial statements are as follows:

Balance Sheet at December 31, 2003:
  o   Increase in deficit accumulated during development stage        $1,211,333
  o   Increase in additional paid in capital                          $1,211,333

Income Statement for the year ended December 31, 2003:
  o   Increase in undeclared and/or paid dividend on preferred stock  $1,211,333
  o   Increase in net loss applicable to common shareholders          $1,211,333
  o   Increase in net loss per common share - basic and diluted       $     0.04


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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

1. Organization and Significant Accounting Policies (continued)



                                                        2003            2002            2001
                                                 --------------- ---------------  --------------
    Net loss as reported                         $ (5,055,458)   $ (1,293,797)    $ (3,424,468)

    Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                              (454,620)       (162,883)       (127,583)
                                                 --------------- ---------------  --------------
    Pro forma net loss                           $ (5,510,078)   $ (1,456,680)    $ (3,552,051)
                                                 =============== ===============  ==============


    Earnings per share:
          Basic - as reported                       $ (0.15)        $ (0.05)        $ (0.16)
          Basic - pro forma                         $ (0.16)        $ (0.05)        $ (0.17)


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
                                             =================================
5.  Stockholders' Equity

Convertible Preferred Stock

On March 25 and May 12, 2003, we raised a total of $3,255,000 (less expenses) from the sale of 32,550 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded a non-cash "imputed dividend" expense of $1,928,237 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series I Stock received two common stock warrants. One warrant is exercisable at any time for approximately 27 shares of common stock at an exercise price of $0.88 per share, and expires 18 months after the close of the offering; the other warrant is exercisable at any time for approximately 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expiring 18 months after the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

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

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


5. Stockholders' Equity (continued)

Exercise and Exchange of Warrants

In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500, through the exercise of 2,590,000 previously outstanding warrants, and issued 2,590,000 new warrants that will expire on March 26, 2004. In connection with the issuance of new warrants to the investors, the Company recorded an imputed dividend in the amount of $656,342 to reflect the additional benefit created for these investors.

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


                       PROTEIN POLYMER TECHNOLOGIES, INC.

March 30, 2005                           By:/s/ J. Thomas Parmeter
                                         ---------------------------
                                            J. Thomas Parmeter
                                            Chairman of the Board, Chief
                                            Executive Officer, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                                Date

/s/ J. Thomas Parmeter        Chairman of the Board, Chief        March 30, 2005
---------------------         Executive Officer, President
J. Thomas Parmeter            (Principal Executive Officer)

/s/ Janis Y. Neves            Director of Finance, Controller,    March 30, 2005
---------------------         and Secretary
Janis Y. Neves                (Principal Financial Officer)

/s/ Edward G. Cape            Director                            March 29, 2005
---------------------
Edward G. Cape

/s/ Donald S. Kaplan          Director                            March 30, 2005
---------------------
Donald S. Kaplan

/s/ Kerry L. Kuhn             Director                            March 30, 2005
---------------------
Kerry L. Kuhn

/s/ Steven M. Lamon           Director                            March 30, 2005
---------------------
Steven M. Lamon

/s/ Steve Peltzman            Director                            March 29, 2005
---------------------
Steve Peltzman

/s/ William N. Plamondon      Director                            March 30, 2005
---------------------
William N. Plamondon

                                  EXHIBIT INDEX


     23.1 Consent of Peterson & Co., Independent Registered Public Accounting Firm.
     31.1    Certification of Chief Executive Officer pursuant to
             Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2    Certification of Director of Finance (Principal Financial
             Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1    Certification of Chief Executive Officer and Director of
             Finance (Principal Financial Officer) pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.