Form 10KSB
period 2004-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-03-31
CIK 858155

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                     to
                                        -------------------  -------------------

                         Commission file number 0-19724

                       PROTEIN POLYMER TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 33-0311631
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
Yes   X     No
   -------    -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $457,016.

The aggregate market value of the voting common stock held by non-affiliates of the issuer on March 28, 2005 was $31,524,218. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the registrant's common stock outstanding as of March 28, 2005 was 41,847,261.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005 with respect to the registrant's 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:     Yes           No   X
                                                      -------      -------
================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------


PART I........................................................................   2

    Item 1.  Description of Business..........................................   2

    Item 2.  Description of Property..........................................  14

    Item 3.  Legal Proceedings................................................  14

    Item 4.  Submission of Matters to a Vote of Security Holders..............  15


PART II.......................................................................  16

    Item 5.  Market for Common Equity, Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities...................  16

    Item 6.  Management's Discussion and Analysis.............................  18

    Item 7.  Financial Statements.............................................  F-1

    Item 8.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................  24

    Item 8A. Controls and Procedures..........................................  24

PART III......................................................................  24

    Item 9.  Directors, Executive Officers; Compliance with Section 16(a) of the Exchange Act.................................................  24

    Item 10. Executive Compensation...........................................  24

    Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................  24

    Item 12. Certain Relationships and Related Transactions...................  24

    Item 13. Exhibits and Reports on Form 8-K.................................  24

    Item 14. Principal Accountant Fees and Services...........................  24

    Signatures................................................................  29

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

        In January 2000, we entered into an agreement with Femcare, Ltd. for the commercialization of our incontinence product in Europe and Australia. In 2004, Femcare notified us that it was going to close its urology business. We are in discussions with Femcare regarding termination of the license agreement.

        The soft tissue augmentation materials technology underlying the incontinence product has the potential to be effective and desirable in a number of other clinical applications. In November 2000, the FDA approved our investigational device exemption to begin human clinical testing of a tissue augmentation product based on this technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.) In April 2001, we initiated human clinical testing of the product. This pilot clinical study is ongoing.

        We estimate that approximately 500,000 cosmetic tissue augmentation procedures using injected materials (e.g. collagen or fat) were performed in the U.S in 2001, representing about one-half of the worldwide market. With a product demonstrating greater durability than currently available materials, we believe the number of procedures could grow dramatically.

        Between 1994 and 1997, our efforts were focused predominantly on the development of tissue adhesive and sealant technology. We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We remain committed to the commercial development of our tissue adhesive and sealant technology and have worked to determine the most significant market and product opportunities for its use. In 2004, we completed feasibility assessments of a surgical sealant formulation for cardiovascular, pulmonary and gastrointestinal procedures.

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

        As a result of the agreements we executed, Spine Wave has acquired an exclusive, worldwide license to our technology for use in spinal and other defined orthopedic applications. In return, we received equity in Spine Wave, we will receive royalties on the sale or sublicensing of licensed products, if any. In addition to the license agreement we agreed, in a separate supply and services agreement, to provide Spine Wave with certain research and development services, including supply of materials to Spine Wave for pre-clinical and clinical testing. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. In 2004, Spine Wave's NuCore(TM) Injectable Disc Nucleus product based on the licensed technology began human clinical testing in Europe.

        In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development in the field of non-medical personal care products. Subsequently, this option expired. In March 2005 we entered into a further amendment with Genencor to include personal care products in the field of the license agreement.

        Our cash balance as of December 31, 2004 was $82,000. We believe this amount in combination with continuing contractual commitments is sufficient to meet our anticipated capital requirements through the end of April 2005. Substantial additional capital resources will be required to fund our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in discussions with potential financing
sources  and   collaborative   partners  and  funding  in  the  form  of  equity
investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations. (See the Liquidity and Capital Resources section of Management's Discussion and Analysis for further discussion.)

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

        Through our proprietary core technology, we produce high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. We have demonstrated that our polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from our polymers have demonstrated excellent biocompatibility in a variety of pre-clinical safety studies.

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

Product Candidates and Anticipated Markets

        Our technology and materials have the potential to create products useful in a variety of medical markets. Our current development efforts are principally focused on completion of our pilot clinical studies for our hydrogel bulking agents for soft tissue augmentation, preparations for their scale-up and manufacturing process validation, our work for Spine Wave on a product for spinal disc repair, and preclinical development of a new surgical sealant designed to prevent air and fluid leaks following lung, gastrointestinal, and cardiovascular surgery. Opportunities for research and development of product candidates for other medical uses continue to be evaluated.

        All of our product candidates are subject to pre-clinical and clinical testing requirements for obtaining the FDA's marketing approval. The actual development of product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company's assessment of the potential market acceptance of a product candidate.

        Soft Tissue Augmentation

        Conditions where there is a need to augment the body's soft tissues include both cosmetic and medical applications. In the former, for example, current procedures include the injection of hyaluronic acid or collagen-based materials to smooth out facial wrinkles, acne scars and to modify lip contours. However, these treatments only last a matter of months, which puts them economically out of reach for a large portion of the population of people who would otherwise desire the procedure.

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

        Our bulking agents are unique in that they are soluble in water at room temperature, thus can be easily injected through a 30-gauge needle and able to rapidly spread throughout the native tissue architecture. With the increase from room to body temperature, the polymer solution irreversibly transforms within minutes to a soft, pliable hydrogel. Importantly, the volume of material remains constant in the liquid to gel transition, such that the tissue expansion observed by the physician upon administration will be subsequently maintained. Previously, we have shown gels of similar composition to persist at least 18 months in an animal model.

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

        In August 1999, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product's safety and efficacy in December 1999. We currently project expanding into a multi-site pivotal clinical study in 2006, to the extent resources are available.

        In November 2000, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of a product based on our technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.) caused by aging or disease. We began pilot clinical testing of the product's safety and efficacy in April 2001. We currently project expanding into a multi-site pivotal clinical study in 2006, to the extent resources are available.

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

        Unique features of the tissue adhesive technology we have developed include the combination of high strength, significant elasticity within the adhesive matrix (to move as tissues move), and the capability of tailoring the resorption rate of the adhesive matrix with the rate at which the wound heals. Non-resorbable adhesives or sealants are used where the damaged tissues will not heal. Resorbable adhesives or sealants are used for temporary repairs while the tissue is healing.

        We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in animal models, including the resorption of the adhesive matrix in conjunction with the progression of wound healing. We have worked to determine the specific markets and products providing the most significant opportunities for the use of our adhesive and sealant technology.

        Our tissue adhesive technology combines a protein polymer designed specifically to react in a highly efficient manner under physiological conditions with multiple classes of cross-linking agents. These two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues. Chemical cross-linking of the protein polymer allows for the development of a hydrogel with much more robust mechanical properties than can be achieved with the protein polymer alone (i.e. in comparison to our bulking agents). By varying components of the formulation, including the type of cross-linker used, the properties of the final product are tailored to particular clinical needs (e.g., flow properties, set-up speed, adhesive strength and resorption rate).

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

        We have completed feasibility assessments of a surgical sealant formulation for cardiovascular, pulmonary and gastrointestinal procedures and are preparing to begin preclinical safety studies to support an investigational device exemption seeking FDA approval for human clinical testing, to the extent resources are available. We are seeking to establish additional partnerships to pursue the commercial development of such products.

        In these types of applications, the use of sutures and staples for closing the wound may permit leaks of air, in the case of pulmonary (lung) surgery, and fluids, particularly blood in any surgery, and also gastrointestinal (GI) fluids in the case of surgery on the colon (GI tract). In such surgeries, the use of an effective sealant -- as an adjunct to sutures or staples -- to prevent leaks could reduce hospitalization stays, reduce post-operative pain and complications, and lower associated mortality rates. We estimate that about 500,000 gastrointestinal, 300,000 lung, and over 1.5 million cardiovascular surgical procedures are performed each year worldwide where the use of a sealant has the opportunity to significantly reduce complications and costs.

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

        Our soft tissue augmentation products, wound healing matrices, and medical-device coating technology all provide platforms for drug delivery applications, serving as controlled-release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures -- attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

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

Research and Development

        Information   regarding   Company-sponsored   research  and  development
activities and contract research and development revenue is set forth below under the heading, "Management's Discussion and Analysis."

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

        The medical device industry has traditionally licensed from development-stage companies' product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, we began human clinical testing of our product for the treatment of female stress urinary incontinence. In April 2001, we began human clinical testing of our product for use in the correction of dermal contour deficiencies.

        Information   regarding  our  significant   collaborative   and  license
agreements is set forth below under the heading "Management's Discussion and Analysis."

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

Intense Competition

        The principal anticipated commercial uses of our biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating our biomaterials would compete with other products that rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine and human collagen, hyaluronic acid, and, outside the U.S., silicone particles. Similarly, all targeted applications of our potential products will compete with other products having the same or similar applications.

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

        The United States Patent and Trademark Office has issued twenty-five patents to us. Additionally, we have five U.S. patent applications pending.

        We have been granted five U.S. patents, which broadly cover the polymer compositions used in our product development efforts and/or the DNA encoding these polymers. These polymers are generally defined by the use of repetitive amino acid sequences found in naturally occurring proteins (e.g. silk, elastin, collagen, keratin). The last of these patents will expire in 2015. Additionally, we have been granted two U.S. patents which specifically cover polymer compositions based on repetitive silk and elastin units and the DNA encoding these polymers. The last of these patents will expire in 2014.

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

        We have been granted seven U.S. patents covering our tissue adhesive and sealant technology. Three of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology, fall within the claims of all three of these patents. The last of these patents will expire in 2015. One of the remaining four patents covers the special case of our polymers that are capable of being cross-linked by enzymes, such as those found naturally in the body, which will expire in 2015. The other three remaining patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. Both of these patents will expire in 2017.

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

        In almost all cases, we file for patents in Europe and Japan. Currently, we maintain fourteen issued foreign patents, and seven pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having functional activity, including those polymers used in our soft tissue augmentation and tissue adhesive products under development. This patent will expire in 2009. Generally, we only maintain foreign patents or applications in Europe and Japan, unless otherwise required due to our license agreements.

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

Regulatory Matters

        Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. Our current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of agencies, particularly those products and operations related to biomedical applications. Currently, our activities are subject principally to regulation under the Occupational Safety and Health Act and the Food, Drug and Cosmetic Act (including amendments and updates) of both the U.S. and the State of California.

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

        There can be no assurance that we, or our customers, will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that we will be able to maintain a Master File in accordance with FDA regulations. In either case, our anticipated business could be adversely affected. To the extent we manufacture medical devices, or a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA's QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, e.g., ISO 9001 issued by the International Organization for Standardization, is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 9001 standards are similar to the FDA's QSR.

        In August 1999, we obtained the FDA's approval of our investigational device exemption to begin human clinical testing of our product for the treatment of female stress urinary incontinence. We initiated clinical testing of this product in December 1999. In November 2000, we obtained FDA approval to begin human clinical testing of a product for use in cosmetic and reconstructive surgery for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.) We initiated clinical testing of this product in April 2001. We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations, to operate in conformance with FDA requirements.

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

Executive Officers of the Registrant

Name                       Age    Position with the Company
----                       ---    -------------------------

J. Thomas Parmeter         65     Chairman of the Board of Directors,
                                  Chief Executive Officer

Donald S. Kaplan           58     President and Chief Operating Officer

Joseph Cappello, Ph.D.     48     Vice  President,   Research  and  Development,
Chief
                                  Technical   Officer  and  Director,   Clinical
Research

Franco A. Ferrari, Ph.D.   54     Vice  President,   Laboratory  Operations  and
Polymer                              Production and Director, Molecular Genetics

John E. Flowers            48     Vice President, Planning and Operations

Janis Y. Neves             54     Director,    Finance    and    Administration,
Treasurer and
                                  Corporate Secretary

       Mr. Parmeter has been the Company's Chief Executive Officer and Chairman of the Board of Directors since its inception in July 1988 (and, from July 1988 to April 2004 its President; from July 1988 to July 1992, its

Chief Financial Officer). From 1982 to November 1987, Mr. Parmeter was President, Chief Executive Officer and, from June 1987 to June 1988, Chairman of the Board of Syntro Corporation.

       Dr. Kaplan has been the Company's President and Chief Operating Officer since April 2004. Previously, he was the President of Matrix Technology, a start-up medical device company he founded in 2001. From 1996 to 2000, he was an independent consultant in the areas of surgical devices and medical research and manufacturing. From 1980 to 1995, Dr. Kaplan was employed by U.S. Surgical Corporation, initially as Vice President, Materials Science, and from 1992 to 1995 as Senior Vice President, Operations and Technology.

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

       Ms. Neves has been the Company's Director of Finance since November 1998, Controller since January 1990 and Corporate Secretary since June 2004. From July 1988 until January 1990, Ms. Neves was the Company's Business Office Manager.

       All of our executive officers were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

       As of March 30, 2005, we had 17 full-time employees, of whom five have employment contracts with our company and four hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2.  Properties

       We do not own any real property. We lease approximately 27,000 square feet in San Diego, California from Del Mar Partnership. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 15,000 square feet. The current annual rent for this space is approximately $638,000. We currently sublease at cost an additional 6,000 square feet of office and laboratory space in our present facility. The master lease expires in May 2008. The sublease originally expired at the end of January 2003, but is currently continuing on a month-to-month basis. We believe that our current facilities are adequate to meet our needs until the end of 2005.

Item 3.        Legal Proceedings

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of 2004.

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

                                   -------------------------------------
                                                         Trade Prices
                                                         ------------
                                     2004             High         Low
                                     ----             ----         ---
                                   First Quarter    $0.550        $0.320
                                   Second Quarter    0.430         0.300
                                   Third Quarter     0.780         0.300
                                   Fourth Quarter    0.720         0.430

                                     2003
                                   First Quarter    $0.980        $0.600
                                   Second Quarter    0.800         0.550
                                   Third Quarter     0.600         0.410
                                   Fourth Quarter    0.560         0.420
                                   -------------------------------------

       As of March 28, 2005, we had approximately 172 shareholders of record of our common stock; we estimate we had approximately 1,500 beneficial holders. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

       The  following  table  provides  information  as  of  December  31,  2004
regarding  equity   compensation   plans  (including   individual   compensation
arrangements) under which our equity securities are authorized for issuance.

------------------------------- ---------------------- ------------------------ ------------------------
                                                                                 Number of securities
                                                                                  remaining available
                                Number of Securities                              for future issuance
                                  to be issued upon       Weighted-average           under equity
                                     exercise of          exercise price of       compensation plans
                                outstanding options,    outstanding options,     (excluding securities
        Plan Category            warrants and rights     warrants and rights    reflected in column (a))
------------------------------- ---------------------- ------------------------ ------------------------
                                         (a)                    (b)                       (c)
Equity Compensation Plans
approved by security holders

   Stock Option Plans(1)             10,164,450                $0.723                  2,271,550
   Employee Stock Purchase
   Plan(2)                               -                      -                       39,116

Equity Compensation Plans not
approved by security holders(3)       1,724,050                $0.728                     n/a
------------------------------- ---------------------- ------------------------ ------------------------

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

-------------------------------------

Recent Sales of Unregistered Securities

        In October 2004, certain holders of warrants issued in conjunction with sale of Series I Convertible Preferred Stock of the Company exercised their warrants to purchase common stock. Certain of such warrants were due to expire at the end of September 2004, but the Company extended the exercise period of these warrants until the end of October 2004. The exercise prices of such warrants were between $0.58 and $1.73 per share. As an incentive to exercise the warrants early, the Company reduced the exercise price to $0.50 per share for all of such warrants to the extent such warrants were exercised on or before October 29, 2004. As a result, the Company raised $545,156.

        In March 2004, certain holders of warrants exercised their warrants to purchase common stock. These warrants were due to expire at the end of March 2004. The exercise prices of such warrants were between $0.40 and $0.55 per share. As an incentive to exercise the warrants early the Company offered to reduce the exercise price of the warrants to $0.25 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,250. The newly issued warrants will expire on the last day of January 2005.

        The issuances of the warrants where exercise was noted above were exempt from registration under Section 4(2) of the Securities Act, as they were issued to accredited investors pursuant to requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company used the proceeds from such warrant exercises for working capital and general corporate purposes.

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

General Overview

        Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of December 31, 2004 had an accumulated deficit of $(52,736,661).

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

        Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures, tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging, and preclinical development of a new surgical sealant designed to prevent air and fluid leaks following lung, gastrointestinal, and cardiovascular surgery. We currently are devoting the majority of our resources to the development and FDA approval of these products.

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

        In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2004 and for the period of project inception to date we received $453,000 and $4,914,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

        Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of December 31, 2004, two of the three performance goals had been met.

        In October 2003, we executed a second amendment to the supply and services agreement with Spine Wave that further defined the cost basis for reimbursement of services provided by us to Spine Wave.

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

Femcare, Ltd.

        In January 2000, we entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from us to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and 2002. In 2004, Femcare notified us that it was going to close its urology business. We are in discussions with Femcare regarding termination of the license agreement.

Genencor International, Inc.
----------------------------

        In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care. In March 2005, the license was amended to fully incorporate the field of personal care products into the license. As a result of the agreements, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

        In return for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, we are entitled to receive up to $5 million in milestone payments associated with Genencor's achievement of various industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments we can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In March 2005 we received a second license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us.

        In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into $500,000 of our common stock. The first warrant has subsequently expired. The second warrant could be converted into 1,250,000 shares at an exercise price of $0.40 per share. As a result of the collaboration, in 2000 we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of our common stock valued at $319,000). The agreement terminates on the date of expiration of the last remaining patent.

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

        Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for both clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the year ended December 31, 2004 and for the period of project inception to date are approximately $453,000 and $4,914,000 respectively.

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

Results of Operations

       Contract and Licensing Revenue. We received $453,000 in contract and licensing revenue for the year ended December 31, 2004 as compared to $1,597,000 for the year ended December 31, 2003, and $3,011,000 for the year ended December 31, 2002. Contract revenue for the past year primarily represents payments of $453,000 from Spine Wave, for materials and services provided in the development of an adhesive product for the repair of spinal discs. We received $1,584,000 and $2,427,000 in contract revenue from Spine Wave in 2003 and 2002 respectively. We received no licensing revenue in 2004 or 2003. Licensing revenue in 2002 primarily represents the amortized portion of an up-front license payment of $1 million (being recognized ratably over a period of three years) from Femcare for the commercial rights to our incontinence product in Europe and Australia, and a license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us. Licensing revenue in 2001 comprised the amortized license payments from Femcare.

       Interest Income. Interest income was $4,000 for the year ended December 31, 2004, as compared to $20,000 for 2003 and $7,000 for 2002. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

       Research and Development Expenses. Research and development expenses for the year ended December 31, 2004 were $2,284,000, compared to $2,360,000 for 2003, and $2,699,000 in 2002. The fluctuations are primarily due to variations in clinical testing and regulatory consulting costs. The cost of conducting human clinical testing began in December 1999 for our product for the treatment of stress urinary incontinence, and in 2001 for our tissue augmentation product for use in cosmetic and reconstuctive surgery. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $1,738,000, as compared to $1,451,000 for 2003, and $1,336,000 in 2002. Although these expenses have been fairly consistent over the past three years, we did experience some increases during 2004 in the areas of insurance coverage and legal services. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

        Operating Losses. For the year ended December 31, 2004, we recorded a net loss applicable to common shareholders of $4,330,000, or $0.11 per share, as compared to $5,055,000, or $0.15 per share for 2003, and $1,294,000, or $0.05 per share for 2002. The difference in the net losses and the losses per share between 2004 and 2003, and 2002, is primarily due to differences in license and contract fees received from collaborative partners, and in 2003 an "imputed dividend" expense associated with the sale of preferred stock. In connection with the sale of Series I Convertible Preferred Stock in March and May 2003, we recorded a non-cash "imputed dividend" expense of $1,928,237 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock. The 2004, 2003 and 2002 losses and per share calculations also include $278,000 of undeclared dividends in each year with respect to our preferred stock.

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

Inflation

       To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, given the State of California's continuing energy problems, our utility costs have increased significantly over the past two years, and these increases are expected to continue for the foreseeable future.

Liquidity and Capital Resources

       As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling $82,000, as compared to $1,085,000 at December 31, 2003. As of December 31, 2004, we had working capital of $(1,531,000), compared to $1,192,000 at December 31, 2003.

       We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2004 or December 31, 2003. For the year ended December 31, 2004, our cash expenditures for capital equipment and leasehold improvements totaled $1,600, compared with $90,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2005 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

       We believe our existing available cash, cash equivalents and short-term investments as of March 28, 2005, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the end of April 2005. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 7.  Financial Statements


       Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc. (a Development Stage Company):


       Description                                                                    Page
       -----------                                                                    ----
       Report of Independent Registered Public Accounting Firm........................ F-2

       Balance Sheets at December 31, 2004 and 2003................................... F-3

       Statements of Operations for the years ended December 31, 2004 and 2003 and the period July 6, 1988 (inception) to December 31, 2004................ F-4

       Statements of Stockholders Equity for the period July 6, 1988 (inception)
          to December 31, 2004........................................................ F-5

       Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the period July 6, 1988 (inception) to December 31, 2004................ F-8

       Notes to Financial Statements.................................................. F-10

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors and Stockholders
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (a Development Stage Company) (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. (a Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period July 6, 1988 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses during the development stage aggregating $52,737,000, had a working capital deficiency of $1,531,000 as of December 31, 2004 and is dependent on additional financing to fund operations through the end of 2005 and beyond. These factors raise substantial doubt about it the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                             PETERSON & CO., LLP
San Diego, California
February 28, 2005

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                               December 31,
                                                                           2004           2003
                                                                      -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $       82,222 $    1,085,314
  Contracts receivable                                                             -        252,026
  Current portion of rent receivable                                          60,000        184,527
  Prepaid expenses                                                            12,770         25,799
                                                                      -------------------------------
Total current assets                                                         154,992      1,547,666

Deposits                                                                      29,679         29,679
Rent receivable, net of current portion and reserve of $157,296 and
     $0 at 2004 and 2003 respectively                                        104,527              -
Equipment and leasehold improvements, net                                     84,580        114,411
                                                                      -------------------------------
                                                                      $      373,778 $    1,691,756
                                                                      ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $      315,357 $      168,659
  Deposits payable                                                            33,000              -
  Notes payable, related party                                             1,032,842              -
  Accrued expenses                                                           201,910        162,609
  Deferred revenue                                                           102,784              -
   Deferred rent                                                                   -         24,111
                                                                      -------------------------------
Total current liabilities                                                  1,685,893        355,379


Commitments (Notes 5 and 7)
Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 82,945 and 86,095 shares issued and outstanding at
    December 31, 2004 and 2003, respectively - liquidation
    preference of $8,294,500 and $8,609,500 at December 31, 2004
    and December 31, 2003, respectively                                    7,749,917      8,064,917
  Common stock, $.01 par value, 120,000,000 shares authorized,
    39,651,123 and 36,830,857 shares issued and outstanding at
    December 31, 2004 and 2003, respectively                                 396,523        368,319
  Additional paid-in capital                                              43,278,106     41,587,518
  Deficit accumulated during development stage                           (52,736,661)   (48,684,377)
                                                                      -------------------------------
Total stockholders' equity                                                 1,312,115      1,336,377
                                                                      -------------------------------

                                                                      $      373,778 $    1,691,756
                                                                      ===============================

The accompanying notes are an integral part of these financial statements.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                             For the period
                                                                              July 6, 1988
                                                                             (inception) to
                                                Years ended December 31,      December 31,
                                            -------------------------------------------------
                                                  2004            2003            2004
                                            -------------------------------------------------
        Revenues:
          Contract and licensing revenue    $      453,038  $    1,597,415  $   11,309,039
          Interest income, net                       3,973          19,903       1,270,823
          Product and other income                       5               -         694,784
                                            -------------------------------------------------
        Total revenues                             457,016       1,617,318      13,274,646

        Expenses:
          Research and development               2,283,820       2,359,643      37,029,568
          Selling, general and                   1,738,401       1,450,914      21,961,696
          administrative
                                            -------------------------------------------------
        Total expenses                           4,022,221       3,810,557      58,991,264
                                            -------------------------------------------------

        Net loss                                (3,565,205)     (2,193,239)    (45,716,618)

        Undeclared and/or paid dividends on
          preferred stock                          764,718       2,862,219       9,699,508
                                            -------------------------------------------------

        Net loss applicable to common
          shareholders                      $   (4,329,923) $   (5,055,458) $  (55,416,126)
                                            =================================================

        Net loss per common share - basic
          and diluted                       $         (.11) $         (.15)
                                            =================================

        Shares used in computing net loss
          per common share - basic and
          diluted                               38,212,119      34,362,427
                                            =================================


The accompanying notes are an integral part of these financial statements.

                       Protein Polymer Technologies, Inc
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2004




                                                                                       Common stock            Preferred stock
                                                                                ----------------------------------------------------
                                                                                     Shares      Amount      Shares       Amount
                                                                                ----------------------------------------------------
 Issuance of common stock at $.01 per share for cash                                  400,000 $     4,000          -  $          -
 Issuance of common stock at $.62 per share for cash and receivables                1,116,245      11,162          -             -
 Receivables from sale of common stock                                                      -           -          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1988                                                        1,516,245      15,162          -             -
 Repayment of receivables from sale of common stock                                         -           -          -             -
 Issuance of common stock at $.62 per share                                           359,136       3,594          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1989                                                        1,875,381      18,756          -             -
 Exercise of common stock options at $.01 per share for cash                           60,000         600          -             -
 Issuance of common stock at $.68 per share for cash and compensation                   5,000          50          -             -
 Common stock repurchased at $.01 per share for cash                                  (25,000)       (250)         -             -
 Common stock issued at $.68 per share for cash and compensation                       25,000         250          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1990                                                        1,940,381      19,406          -             -
 Exercise of common stock options at $.68 per share for cash                            5,000          50          -             -
 Exercise of warrants for common stock                                                483,755       4,837          -             -
 Conversion of notes payable to common stock                                          339,230       3,391          -             -
 Conversion of notes payable to preferred stock                                             -           -    278,326         2,783
 Issuance of preferred stock at $2.00 per share for cash, net of
   issuance costs                                                                           -           -    400,000         4,000
 Issuance of warrants for cash                                                              -           -          -             -
 Issuance of warrants in connection with convertible notes payable                          -           -          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1991                                                        2,768,366      27,684    678,326         6,783
 Initial public offering at $6.50 per unit, net of issuance costs                   1,667,500      16,676          -             -
 Conversion of Series B preferred stock into common stock in connection with initial public offering
                                                                                      678,326       6,783   (678,326)       (6,783)
 Conversion of Series A preferred stock into common stock at $1.13342 per share
                                                                                      713,733       7,137          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1992                                                        5,827,925      58,280          -             -
 Exercise of common stock options at $.68 per share                                     3,000          30          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1993                                                        5,830,925      58,310          -             -
 Issuance of preferred stock at $100 per share for cash, net of
   issuance costs                                                                           -           -     21,600     2,073,925
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1994                                                        5,830,925      58,310     21,600     2,073,925
 Issuance of preferred stock at $100 per share for cash and cancellation of bridge loan,  net of issuance costs
                                                                                            -           -     25,000     2,432,150
 Series C dividends paid in Series D preferred stock                                        -           -      2,539       253,875
 Interest paid in Series D preferred stock                                                  -           -         48         4,795
 Exercise of common stock options at $.53 per share                                     2,000          20          -             -
 Net loss                                                                                   -           -          -             -
                                                                                ---------------------------------------------------
Balance at December 31, 1995                                                        5,832,925 $    58,330     49,187  $  4,764,745




                                                                                                 Deficit    Receivables
                                                                                               accumulated   from sales
                                                                                                  during     of common     Total
                                                                                  Additional    development   common    Stockholders
                                                                                paid-in capital    stage       stock      equity
                                                                                ----------------------------------------------------

 Issuance of common stock at $.01 per share for cash                            $           - $          -  $       -  $      4,000
 Issuance of common stock at $.62 per share for cash and receivables                  681,838            -          -       693,000
 Receivables from sale of common stock                                                      -            -    (86,000)      (86,000)
 Net loss                                                                                   -     (322,702)         -      (322,702)
                                                                                ----------------------------------------------------
Balance at December 31, 1988                                                          681,838     (322,702)   (86,000)      288,298
 Repayment of receivables from sale of common stock                                         -            -     86,000        86,000
 Issuance of common stock at $.62 per share                                           219,358            -          -       222,952
 Net loss                                                                                   -     (925,080)         -      (925,080)
                                                                                ----------------------------------------------------
Balance at December 31, 1989                                                          901,196   (1,247,782)         -      (327,830)
 Exercise of common stock options at $.01 per share for cash                                -            -          -           600
 Issuance of common stock at $.68 per share for cash and compensation                   3,350            -          -         3,400
 Common stock repurchased at $.01 per share for cash                                        -            -          -          (250)
 Common stock issued at $.68 per share for cash and compensation                       16,750            -          -        17,000
 Net loss                                                                                   -   (1,501,171)         -    (1,501,171)
                                                                                ----------------------------------------------------
Balance at December 31, 1990                                                          921,296   (2,748,953)         -    (1,808,251)
 Exercise of common stock options at $.68 per share for cash                            3,350            -          -         3,400
 Exercise of warrants for common stock                                                295,493            -          -       300,330
 Conversion of notes payable to common stock                                          508,414            -          -       511,805
 Conversion of notes payable to preferred stock                                       553,869            -          -       556,652
 Issuance of preferred stock at $2.00 per share for cash, net of
   issuance costs                                                                     703,475            -          -       707,475
 Issuance of warrants for cash                                                          3,000            -          -         3,000
 Issuance of warrants in connection with convertible notes payable                     28,000            -          -        28,000
 Net loss                                                                                   -   (1,143,119)         -    (1,143,119)
                                                                                ----------------------------------------------------
Balance at December 31, 1991                                                        3,016,897   (3,892,072)         -      (840,708)
 Initial public offering at $6.50 per unit, net of issuance costs                   8,911,024            -          -     8,927,700
 Conversion of Series B preferred stock into common stock in connection with initial public offering
                                                                                            -            -          -             -
 Conversion of Series A preferred stock into common stock at $1.13342 per share
                                                                                    1,717,065            -          -     1,724,202
 Net loss                                                                                   -   (3,481,659)         -    (3,481,659)
                                                                                ----------------------------------------------------
Balance at December 31, 1992                                                       13,644,986   (7,373,731)         -     6,329,535
 Exercise of common stock options at $.68 per share                                     2,010            -          -         2,040
 Net loss                                                                                   -   (3,245,436)         -    (3,245,436)
                                                                                ----------------------------------------------------
Balance at December 31, 1993                                                       13,646,996  (10,619,167)         -     3,086,139
 Issuance of preferred stock at $100 per share for cash, net of
   issuance costs                                                                           -            -          -     2,073,925
 Net loss                                                                                   -   (3,245,359)         -    (3,245,359)
                                                                                ----------------------------------------------------
Balance at December 31, 1994                                                       13,646,996  (13,864,526)         -     1,914,705
 Issuance of preferred stock at $100 per share for cash and cancellation of bridge loan,  net of issuance costs
                                                                                            -            -          -     2,432,150
 Series C dividends paid in Series D preferred stock                                        -     (253,875)         -             -
 Interest paid in Series D preferred stock                                                  -            -          -         4,795
 Exercise of common stock options at $.53 per share                                     1,040            -          -         1,060
 Net loss                                                                                   -   (2,224,404)         -    (2,224,404)
                                                                                ----------------------------------------------------
Balance at December 31, 1995                                                    $  13,648,036 $(16,342,805)         -  $  2,128,306



The accompanying notes are an integral part of these financial statements.

                       Protein Polymer Technologies, Inc
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2004



                                                                                       Common stock            Preferred stock
                                                                                ----------------------------------------------------
                                                                                     Shares      Amount      Shares       Amount
                                                                                ----------------------------------------------------
 Exercise of common stock warrants at $1.25 per share                                 932,960  $     9,330          -  $          -
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs                                                                     322,663        3,226          -             -
 Exercise of common stock warrants at $1.00 per share                                  25,000          250          -             -
 Exercise of common stock options                                                     136,000        1,360          -             -
 Stock repurchases                                                                    (16,320)        (163)         -             -
 Net loss                                                                                   -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 1996                                                        7,233,228       72,333     49,187     4,764,745
 Issuance of common stock at $2.50 per share, net of issuance costs                 1,904,000       19,040          -             -
 Exercise of common stock options                                                      28,000          280          -             -
 Issuance of common stock under stock purchase plan                                    15,036          151          -             -
 Conversion of Series D preferred stock into common stock                           1,032,537       10,325    (20,973)   (2,097,342)
 Series D dividends paid in common stock                                              207,921        2,079          -             -
 Net loss                                                                                   -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 1997                                                       10,420,722      104,208     28,214     2,667,403
 Issuance of common stock under stock purchase plan                                    36,715          368          -             -
 Exercise of common stock options                                                      12,000          120          -             -
 Issuance of common stock at $1.60 per share, net of issuance costs                    23,439          234          -             -
 Issuance of Series E preferred stock, net of issuance costs                                -            -     54,438     5,277,813
 Grant of stock to finder                                                              64,000          640          -             -
 Conversion of Series D and E preferred stock into common stock                       270,364        2,704     (3,450)     (344,990)
 Net Loss                                                                                   -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 1998                                                       10,827,240      108,274     79,202     7,600,226
 Issuance of common stock under stock purchase plan                                    19,429          194          -             -
 Issuance of common stock and warrants for services rendered and
   debt issued                                                                         16,941          180          -             -
 Issuance of Series G preferred stock, net of issuance costs                                -            -     21,000     2,074,596
 Conversion of Series E preferred stock into common stock                             731,000        7,310     (9,138)     (913,750)
 Exercise of common stock and Series E warrants at $.50 per share                   1,848,900       18,489          -             -
 Net Loss and comprehensive loss                                                            -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 1999                                                       13,443,510      134,447     91,064     8,761,072
 Issuance of common stock under stock purchase plan                                   287,303        2,873          -             -
 Issuance of warrants and stock options for services rendered                               -            -          -             -
 Exercise of common stock options                                                      85,500          855          -             -
 Exercise of common stock warrants at $.50 per share                                4,215,000       42,150          -             -
 Conversion of Series E preferred stock into common stock                             879,000        8,790    (10,988)   (1,098,800)
 Net Loss and comprehensive loss                                                            -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 2000                                                       18,910,313  $   189,115     80,076  $  7,662,272




                                                                                                 Deficit    Receivables
                                                                                               accumulated   from sales
                                                                                                  during     of common     Total
                                                                                  Additional    development   common    Stockholder
                                                                                paid-in capital    stage       stock      equity
                                                                                ----------------------------------------------------

 Exercise of common stock warrants at $1.25 per share                           $   1,156,870 $          -  $       -  $  1,166,200
 Exercise of common stock warrants at $2.50 per share, net of
   issuance costs                                                                     779,413            -          -       782,639
 Exercise of common stock warrants at $1.00 per share                                  24,750            -          -        25,000
 Exercise of common stock options                                                      91,650            -          -        93,010
 Stock repurchases                                                                    (81,437)           -          -       (81,600)
 Net loss                                                                                   -   (2,864,432)         -    (2,864,432)
                                                                                ----------------------------------------------------
Balance at December 31, 1996                                                       15,619,282  (19,207,237)         -     1,249,123
 Issuance of common stock at $2.50 per share, net of issuance costs                 4,601,322            -          -     4,620,362
 Exercise of common stock options                                                      20,200            -          -        20,480
 Issuance of common stock under stock purchase plan                                    29,950            -          -        30,101
 Conversion of Series D preferred stock into common stock                           2,087,017            -          -             -
 Series D dividends paid in common stock                                              420,262     (422,341)         -             -
 Net loss                                                                                   -   (4,453,933)         -    (4,453,933)
                                                                                ----------------------------------------------------
Balance at December 31, 1997                                                       22,778,033  (24,083,511)         -     1,466,133
 Issuance of common stock under stock purchase plan                                    38,010            -          -        38,378
 Exercise of common stock options                                                       7,920            -          -         8,040
 Issuance of common stock at $1.60 per share, net of issuance costs                    37,266            -          -        37,500
 Issuance of Series E preferred stock, net of issuance costs                        3,266,250   (3,266,250)         -     5,277,813
 Grant of stock to finder                                                              79,360            -          -        80,000
 Conversion of Series D and E preferred stock into common stock                       342,286            -          -             -
 Net Loss                                                                                   -   (5,638,203)         -    (5,638,203)
                                                                                ----------------------------------------------------
Balance at December 31, 1998                                                       26,549,125  (32,987,964)         -     1,269,661
 Issuance of common stock under stock purchase plan                                    15,111            -          -        15,305
 Issuance of common stock and warrants for services rendered and
   debt issued                                                                         26,440            -          -        26,620
 Issuance of Series G preferred stock, net of issuance costs                                -            -          -     2,074,596
 Conversion of Series E preferred stock into common stock                             906,440            -          -             -
 Exercise of common stock and Series E warrants at $.50 per share                     905,961            -          -       924,450
 Net Loss and comprehensive loss                                                            -   (4,257,531)         -    (4,257,531)
                                                                                ----------------------------------------------------
Balance at December 31, 1999                                                       28,403,077  (37,245,495)         -        53,101
 Issuance of common stock under stock purchase plan                                   186,096            -          -       188,969
 Issuance of warrants and stock options for services rendered                         345,244            -          -       345,244
 Exercise of common stock options                                                      73,240            -          -        74,095
 Exercise of common stock warrants at $.50 per share                                2,065,350            -          -     2,107,500
 Conversion of Series E preferred stock into common stock                           1,090,010            -          -             -
 Net Loss and comprehensive loss                                                            -   (2,498,077)         -    (2,498,077)
                                                                                ----------------------------------------------------
Balance at December 31, 2000                                                    $  32,163,017 $(39,743,572) $       -  $    270,832


The accompanying notes are an integral part of these financial statements.

                       Protein Polymer Technologies, Inc
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

          For the period July 6, 1988 (inception) to December 31, 2004



                                                                                       Common stock            Preferred stock
                                                                                ----------------------------------------------------
                                                                                     Shares      Amount      Shares       Amount
                                                                                ----------------------------------------------------
 Issuance of Series H preferred stock, net of issuance costs                                -            -     12,182     1,218,258
 Issuance of common stock under stock purchase plan                                    14,837          148          -             -
 Issuance of stock options for services rendered                                            -            -          -             -
 Exercise of common stock options                                                       3,500           35          -             -
 Exercise of common stock warrants at $.50 per share                                2,492,000       24,920          -             -
 Conversion of Series E preferred stock into common stock                             320,000        3,200     (4,000)     (400,000)
 Net Loss and comprehensive loss                                                            -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 2001                                                       21,740,650  $   217,418     88,258  $  8,480,530
 Conversion of Series E preferred stock into common stock                             515,000        5,150     (6,438)     (643,750)
 Conversion of Series G preferred stock into common stock                           1,140,000       11,400     (5,700)     (570,000)
 Exercise of common stock warrants, net of associated costs                         6,260,000       62,600          -             -
 Issuance of common stock under stock purchase plan                                    47,385          474          -             -
 Exercise of common stock options                                                      28,500          285          -             -
 Net Loss and comprehensive loss                                                            -            -          -             -
                                                                                    ------------------------------------------------
Balance at December 31, 2002                                                       29,731,535  $   297,327     76,120  $  7,266,780
 Issuance of Series I preferred stock, net of issuance costs                                -            -     32,550     2,889,650
 Conversion of Series E preferred stock into common stock                           4,175,000       41,750    (20,875)   (1,921,513)
 Conversion of Series G preferred stock into common stock                              30,000          300       (150)      (15,000)
 Conversion of Series I preferred stock into common stock                             281,818        2,818     (1,550)     (155,000)
 Exercise of common stock warrants at $.10 and $.40 per share                       2,590,000       25,900          -             -
 Imputed dividend associated with issuance of warrants                                      -            -          -             -
 Issuance of common stock under stock purchase plan                                    20,504          204          -             -
 Exercise of common stock options                                                       2,000           20          -             -
 Net Loss and comprehensive loss                                                            -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 2003                                                       36,830,857  $   368,319     86,095  $  8,064,917
  Conversion of Series G preferred stock into common stock                            530,000        5,300     (2,650)     (265,000)
  Conversion of Series I preferred stock into common stock                             90,909          909       (500)      (50,000)

  Exercise of Series G warrants at $.25 per share                                   2,075,312       20,753          -             -
  Financing related fees                                                                    -            -          -             -
  Warrants issued in connection with notes payable                                          -            -          -             -
  Imputed dividend associated with repricing and issuance of warrants                       -            -          -             -
  Issuance of common stock under stock purchase plan                                   20,545          207          -             -
  Exercise of common stock options                                                    103,500        1,035          -             -
  Net Loss and comprehensive loss                                                           -            -          -             -
                                                                                ----------------------------------------------------
Balance at December 31, 2004                                                       39,651,123  $   396,523     82,945  $  7,749,917
                                                                                ====================================================




                                                                                                 Deficit    Receivables
                                                                                               accumulated   from sales
                                                                                                  during     of common     Total
                                                                                  Additional    development   common    Stockholder
                                                                                paid-in capital    stage       stock      equity
                                                                                ----------------------------------------------------

 Issuance of Series H preferred stock, net of issuance costs                                -             -         -     1,218,258
 Issuance of common stock under stock purchase plan                                     9,836             -         -         9,984
 Issuance of stock options for services rendered                                        1,834             -         -         1,834
 Exercise of common stock options                                                       1,610             -         -         1,645
 Exercise of common stock warrants at $.50 per share                                1,221,080             -         -     1,246,000
 Conversion of Series E preferred stock into common stock                             396,800             -         -             -
 Net Loss and comprehensive loss                                                            -    (3,146,829)        -    (3,146,829)
                                                                                ----------------------------------------------------
Balance at December 31, 2001                                                    $  33,794,177  $(42,890,401) $      -      (398,276)
 Conversion of Series E preferred stock into common stock                             638,600             -         -             -
 Conversion of Series G preferred stock into common stock                             558,600             -         -             -
 Exercise of common stock warrants, net of associated costs                         1,601,950             -         -     1,664,550
 Issuance of common stock under stock purchase plan                                    15,103             -         -        15,577
 Exercise of common stock options                                                       9,805             -         -        10,090
 Net Loss and comprehensive loss                                                            -    (1,016,158)        -    (1,016,158)
                                                                                ----------------------------------------------------
Balance at December 31, 2002                                                    $  36,618,235  $(43,906,559) $      -       275,783
 Issuance of Series I preferred stock, net of issuance costs                        1,928,237    (1,928,237)        -     2,889,650
 Conversion of Series E preferred stock into common stock                           1,879,763             -         -             -
 Conversion of Series G preferred stock into common stock                              14,700             -         -             -
 Conversion of Series I preferred stock into common stock                             152,182             -         -             -
 Exercise of common stock warrants at $.10 and $.40 per share                         327,600             -         -       353,500
 Imputed dividend associated with issuance of warrants                                656,342      (656,342)        -             -
 Issuance of common stock under stock purchase plan                                     9,879             -         -        10,083
 Exercise of common stock options                                                         580             -         -           600
 Net Loss and comprehensive loss                                                            -    (2,193,239)        -    (2,193,239)
                                                                                ----------------------------------------------------
Balance at December 31, 2003                                                    $  41,587,518  $(48,684,377) $      -     1,336,377
  Conversion of Series G preferred stock into common stock                            259,700             -         -             -
  Conversion of Series I preferred stock into common stock                             49,091             -         -             -

  Exercise of Series G warrants at $.25 per share                                     770,653             -         -       791,406
  Financing related fees                                                              (50,000)            -         -       (50,000)
  Warrants issued in connection with notes payable                                    132,499             -         -       132,499
  Imputed dividend associated with repricing and issuance of warrants                 487,079      (487,079)        -             -
  Issuance of common stock under stock purchase plan                                    7,606             -         -         7,813
  Exercise of common stock options                                                     33,960             -         -        34,995
  Net Loss and comprehensive loss                                                           -    (3,565,205)        -    (3,565,205)
                                                                                ----------------------------------------------------
Balance at December 31, 2004                                                    $  43,278,106  $(52,736,661  $      -  $ (1,312,115)
                                                                                ====================================================


The accompanying notes are an integral part of these financial statements.

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                         For the period
                                                                                          July 6, 1988
                                                                                         (inception) to
                                                            Years ended December 31,      December 31,
                                                              2004            2003            2004
                                                        -------------------------------------------------
     Operating activities
     Net loss                                           $   (3,565,205) $   (2,193,239) $  (45,716,618)
     Adjustments  to reconcile net loss to net cash used
       for operating activities:
         Stock and warrants issued for services
            rendered and debt interest                               -               -         472,676
         Depreciation and amortization                          31,350          56,576       2,446,310
         Amortization of discounts on notes payable            115,342               -         115,342
         Write-off of purchased technology                           -               -         503,500
         Changes in assets and liabilities:
           Contracts receivable                                184,527        (252,026)              -
           Rent receivable                                      87,499        (184,527)       (164,527)
           Prepaid expenses                                     13,029           4,974         (12,770)
           Deposits                                                  -               -         (29,679)
           Accounts payable                                    146,698        (220,450)        315,357
           Deposits payable                                     33,000               -          33,000
           Accrued expenses                                     39,301             364         201,910
           Deferred revenue                                    102,784               -         102,784
           Deferred rent                                       (24,111)        (24,111)              -
                                                        -------------------------------------------------
      Net cash used for operating activities                (2,835,786)     (2,812,439)    (41,732,715)

     Investing activities
     Purchase of technology                                          -               -        (570,000)
     Purchase of equipment and improvements                     (1,518)        (90,058)     (2,088,862)
     Purchases of short-term investments                             -               -     (16,161,667)
     Sales of short-term investments                                 -               -      16,161,667
                                                        -------------------------------------------------
     Net cash used for investing activities                     (1,518)        (90,058)     (2,658,862)

     Financing activities
     Net proceeds from issuance of common stock                784,212         364,183      24,004,471
     Net proceeds from issuance of preferred stock                   -       2,889,650      18,398,068
     Net proceeds from convertible  notes and detachable             -               -       1,068,457
       warrants
     Net proceeds from issuance of debt - related party      1,050,000               -       1,050,000
     Payments on capital lease obligations                           -               -        (288,770)
     Payment on note payable                                         -               -        (242,750)
     Proceeds from note payable                                      -               -         484,323
                                                        -------------------------------------------------
     Net cash provided by financing activities               1,834,212       3,253,833      44,473,799
                                                        -------------------------------------------------

     Net   increase   (decrease)   in  cash   and   cash    (1,003,092)        351,336          82,222
       equivalents
     Cash  and  cash  equivalents  at  beginning  of the     1,085,314         733,978               -
       period
                                                        -------------------------------------------------
     Cash and cash equivalents at end of the period     $       82,222  $    1,085,314  $       82,222
                                                        =================================================

The accompanying notes are an integral part of these financial statements

                                                                                       For the period
                                                                                        July 6, 1988
                                                                                       (inception) to
                                                          Years ended December 31,      December 31,
                                                            2004            2003            2004
                                                      -------------------------------------------------
     Supplemental disclosures of cash flow information
     Equipment purchased by capital leases            $            -  $            -  $      288,772
     Interest paid                                             3,661             758         151,194
     Imputed dividend on Series E stock                            -               -       3,266,250
     Conversion of Series D preferred  stock to common
       stock                                                       -               -       2,142,332
     Conversion of Series E preferred stock to
        common stock                                               -       1,921,513       5,277,813
     Conversion of Series G preferred stock to
        common stock                                         265,000          15,000         850,000
     Imputed dividend on Series I stock                            -       1,928,237       1,928,237
     Imputed dividend on warrants issued and repriced        487,079         656,342       1,143,421
     Conversion of Series I preferred stock to
        common stock                                          50,000         155,000         205,000
     Series D stock issued for Series C stock                      -               -       2,073,925
     Series C dividends paid with Series D stock                   -               -         253,875
     Series D dividends paid with common stock                     -               -         422,341


The accompanying notes are an integral part of these financial statements

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

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated losses during the development stage aggregating $52,737,000. As of December 31, 2004, the Company had cash, cash equivalents and short-term investments totaling $82,000 as compared to $1,085,000 at December 31, 2003 and as of December 31, 2004, the Company had negative working capital of $1,531,000 compared to a working capital of $1,192,000 at December 31, 2003.

The Company believes its available cash, cash equivalents and short-term investments, in combination with anticipated additional contract and license payments will be sufficient to meet its anticipated capital requirements through the end of April 2005. Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, and possibly cease operations.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically three to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or life of the asset.

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

Significant Collaborative Research and License Agreements

The Company's collaborative development agreements generally contain provision for specific payments for defined activities, services, royalties on the sales of developed products, and/or the accomplishment of performance benchmarks. These agreements also may provide for equity investments or other financial incentives. Technology license agreements usually are associated with collaborative development agreements, but occasionally the Company will agree to a license without an accompanying development.

Spine Wave, Inc. In April 2001, the Company entered into agreements with Spine Wave, Inc. to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave's right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products

In connection with the license agreement, the Company entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse the Company for both our direct costs and the associated overhead costs for the services provided. During 2001, the Company recognized contract revenues of $450,000 related to activities performed under the collaborative agreement.

In March 2002, the Company executed additional agreements with Spine Wave, Inc. that expanded its contractual research and development relationship, and that offered the Company additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, the Company's contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2004 and for the period of project inception to date the Company received $457,000 and $4,918,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share, and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of December 31, 2004, the first two of the three performance goals had been met.

In October 2003, a second amendment to Supply and Services Agreement was executed. The amendment further defined the cost basis for reimbursement of services by Spine Wave.

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

Femcare, Ltd . In January 2000, The Company entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of the Company's product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test the products in

Great Britain and to achieve European regulatory approval. The Company did not incur any research and development costs associated with its support. As a result of the arrangement, the Company recognized approximately $333,000 in deferred license fee revenue for years ended December 31, 2000, 2001 and 2002. Subsequently, Femcare notified the Company that it was closing its urology business and ceasing all product development efforts pertaining to the licensed technology. The

Company is in discussions with Femcare regarding the termination of the license agreement.

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

In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into $500,000 of our common stock. The first warrant has expired. The second warrant could be converted into 1,250,000 shares at an exercise price of $0.40 per share. As a result of the collaboration, in 2000 the Company recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of the Company's common stock valued at $319,000). The agreement terminates on the date of expiration of the last remaining patent.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 123R below under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date for awards from 2001 through 2004 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share for 2004 and 2003 would have been increased to the proforma amounts indicated below:

                                                                   2004             2003
                                                            --------------   ---------------
           Net loss as applicable to common shareholders    $ (4,329,923)    $ (5,055,458)

           Deduct: Total stock-based employee
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                                   (454,620)
                                                              (1,961,688)
                                                            --------------   ---------------
           Pro forma net loss                               $ (6,291,611)    $ (5,510,078)
                                                            ==============   ===============

           Earnings per share:
                 Basic - as reported                           $ (0.11)         $ (0.15)
                 Basic - pro forma                             $ (0.16)         $ (0.16)

The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 3.50% for 2004 and 3.77% for 2003; a volatility factor of the expected market price of the Company's common stock of 128% for 2004 and 124% for 2003, expected option lives of 10 years for 2004 and 10 years for 2003, and no dividend yields for all years.

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

The pro forma effect on net loss for 2004 and 2003 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Net loss per common share

Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

The net loss per common share for the years ended December 31, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2004 and 2003 has been adjusted for accumulated and/or paid dividends on the preferred stock.

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

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for period beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on July 1, 2005, the beginning of its third fiscal quarter. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 as originally issued. In accordance with SFAS No. 148, the Company has been disclosing the impact on net income and earnings per share had the fair value based method been adopted.

If the fair value method had been adopted, net loss for 2004 and 2003 would have been increased by $1,961,688 and $454,620, respectively, than reported and loss per share would have increased approximately $0.05 and $0.01 in 2004 and 2003, respectively.

2.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

                                                                             December 31,
                                                                          2004           2003
                                                                    -------------------------------
          Laboratory equipment                                      $   1,184,000   $   1,349,000
          Office equipment                                                200,000          94,000
          Leasehold improvements                                          306,000         306,000
                                                                    -------------------------------
                                                                        1,690,000       1,749,000
          Less accumulated depreciation and amortization               (1,605,000)     (1,635,000)
                                                                    -------------------------------
                                                                    $      85,000   $     114,000
                                                                    ===============================

Depreciation expense was $31,000 and $57,000 for the years ended December 2004 and 2003, respectively. During the year ended December 31, 2004, the Company wrote-off fully depreciated assets in the amount of $61,000 for assets no longer in service.

3.  Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sublessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sublessee resumed making rental payments and as of September 2004 an additional $5000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At December 31, 2004 and 2003 the amount past due from the sub-lessee is $264,000 and $185,000, net of reserve of $157,000 and $0, respectively.

4.  Accrued Expenses

Accrued expenses consist of the following:

                                                                              December 31,
                                                                          2004            2003
                                                                     -------------------------------
          Payroll and employee benefits                                $    125,000    $    132,000
          Legal and professional fees                                       31,000          22,000
          Accrued interest                                                  35,000               -
          Property tax                                                       8,000           9,000
          Other                                                              3,000               -
                                                                     -------------------------------
                                                                       $    202,000    $    163,000
                                                                     ===============================

5.  Stockholders' Equity

Convertible Preferred Stock

On March 25 and May 12, 2003, we raised a total of $3,255,000 (less expenses) from the sale of 32,550 shares of our Series I Convertible Preferred Stock ("Series I Stock") priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded non-cash "imputed dividend" of $1,928,237 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series I Stock received two common stock warrants. One warrant was exercisable at any time for approximately 27 shares of common stock at an exercise price of $0.88 per share, and expired 18 months after the close of the offering; the other warrant was exercisable at any time for approximately 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expired 18 months after the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering.

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

Each share of Series H Preferred Stock also received two common stock warrants. One warrant was exercisable at any time for 15 shares of common stock at an exercise price of $1.50 per share, and expired approximately 12 months after the close of the offering; the other warrant was exercisable at any time for 10 shares of common stock at an exercise price of $2.00 per share, and expired approximately 24 months after the close of the offering.

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

Exercise and Exchange of Warrants

In October 2004, certain holders of warrants issued in conjunction with sale of Series I Convertible Preferred Stock of the Company exercised their warrants to purchase common stock. Certain of such warrants were due to expire at the end of September 2004, but the Company extended the exercise period of such warrants until the end of October 2004. The exercise prices of such warrants were between $0.58 and $1.73 per share. As an incentive to exercise the warrants early, the Company reduced the exercise price to $0.50 per share for all of such warrants to the extent such warrants were exercised on or before October 29, 2004. As a result, the Company raised $545,156. In connection with the repricing of warrants to the investors, the Company recorded an imputed dividend in the amount of $183,212 to reflect the additional benefit created for these investors.

In March 2004, certain holders of warrants exercised their warrants to purchase common stock. These warrants were due to expire at the end of March 2004. The exercise prices of such warrants were $0.40 and $0.55 per share. As an incentive to exercise the warrants early the Company offered to reduce the exercise price of the warrants to $0.25 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,250. The newly issued warrants will expire on the last day of January 2005. In connection with the repricing of warrants and the issuance of new warrants to the investors, the Company recorded an imputed dividend in the amount of $303,867 to reflect the additional benefit created for these investors.

In June 2003, certain holders of warrants exercised their warrants to purchase common stock, these warrants were due to expire in August 2003. The exercise prices of such warrants were $0.40 and $0.10 per share. As an incentive to exercise the warrant early the Company offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $353,500, through the exercise of 2,590,000 previously outstanding warrants, and issued 2,590,000 new warrants that expired on March 26, 2004, to the extent they were not exercised. In connection with the issuance of new warrants to the investors, the Company recorded an imputed dividend in the amount of $656,342 to reflect the additional benefit created for these investors.

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

Notes Payable, related party

On July 2, 2004, the Company issued notes with detachable warrants payable to several of its current shareholders in exchange for $150,000 in cash. The notes become due on March 31, 2005 with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and become exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $13,730, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 138% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.33 per share. For the year ended December 31, 2004, debt discount of $13,730 was amortized to interest expense.

On August 2, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note becomes due on March 31, 2005 with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and become exercisable upon issue.. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $23,995, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 133% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.35 per share. For the year ended December 31, 2004, debt discount of $23,995 was amortized to interest expense.

On August 19, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note becomes due on March 31, 2005 with interest at rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and become exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $33,802, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 140% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.52 per share. For the year ended December 31, 2004, debt discount of $33,802 was amortized to interest expense.

On September 9, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note becones due on March 31, 2005 with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and become exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $41,949, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 141% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.67 per share. For the year ended December 31, 2004, debt discount of $41,949 was amortized to interest expense.

On December 22, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $150,000 in cash. The note has a three month term with interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company's common stock at $0.50 per share. The warrants have a term of three years and become exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $19,065, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 127% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.50 per share. For the year ended December 31, 2004, debt discount of $1,906 was amortized to interest expense.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan ("Plan"). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee's entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company. The Company's Board of Directors may modify the Plan at any time. During 2004, a total of 20,545 shares were purchased under the Plan at prices ranging from $0.36 to $0.47. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Company's Board of Directors (or a designated committee of the Board) administers the 1996 Plan. At December 31, 2004, 1,129,950 options to purchase common stock have been granted under the 1996 Plan with 1,129,950 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2004, 7,348,500 options to purchase common stock had been granted under the 2002 Plan with 3,693,243 options exercisable.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2004, 1,383,500 options to purchase common stock had been granted under the 1992 Plan with 1,121,000 with options exercisable.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2004, 302,500 options to purchase common stock have been granted under the 1989 Plan with 302,500 options exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2004, 1,724,000 options to purchase common stock have been granted with 901,834 options exercisable.

The following table summarizes the Company's stock option activity:

                                                  Years ended December 31
                          ----------------------------------------------------------------------
                                   2004                     2003                  2002
                          ----------------------------------------------------------------------
                                      Weighted                Weighted                Weighted
                                      Average                 Average                 Average
                                      Exercise                Exercise                Exercise
                            Options     Price      Options      Price     Options       Price
                          ----------------------------------------------------------------------

 Outstanding - beginning
   of year                  9,592,000    $0.91     2,605,500     $0.90    2,124,000    $1.09

     Granted                2,400,000    $0.57     6,988,500     $0.71      692,500    $0.35
     Exercised               (103,500)   $0.34        (2,000)    $0.30      (28,500)   $0.35
     Forfeited/Expired              -      -               -       -       (182,500)   $1.05
                          ----------------------------------------------------------------------

 Outstanding - end of year 11,888,500    $0.11     9,592,000     $0.76    2,605,500    $0.90
                          ======================================================================

 Exercisable - end of year  7,148,527    $0.76     2,725,900     $0.91    1,936,000    $1.01
                          ======================================================================

The exercise prices for options outstanding as of December 31, 2004 range from $0.22 to $3.75. The weighted average remaining contractual life of these options is approximately 7.80 years.

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

7.  Commitments

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

Annual future minimum operating lease payments are as follows:

                              Year Ending                     Operating Leases
                             December 31,
                            --------------                    -----------------

                                2005                               669,000
                                2006                               682,000
                                2007                               695,000
                                2008                               233,000
                                                              -----------------
              Total minimum operating lease payments          $2,279,000
                                                              =================

Rent expense, net of rental income, was approximately $567,000, $478,000, $457,000, and $5,887,000 for the years ended December 31, 2004, 2003 and 2002 and for the period July 6, 1988 (inception) through December 31, 2004, respectively. Rental income was approximately $66,000, $157,000 and 163,000 for the years ended December 31, 2004, 2003 and 2002, respectively and $656,000 for the period July 6, 1988 (inception) through December 31, 2004.

8.  Income Taxes

At December 31, 2004, the Company had net operating loss carryforwards of approximately $42,054,282 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2005 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $15,361,557, which will begin expiring in 2005. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, certain limitations in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $1,723,011 and $930,061, respectively, which will begin expiring in 2005 unless previously utilized.

Some of these carryforward benefits may be subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent carryforward benefits from being realized.

Significant components of the Company's deferred tax assets as of December 31, 2004 are shown below. A valuation allowance of $18,934,292 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                 2004            2003
                                                           ---------------------------------
          Deferred tax assets:
           Net operating loss carryforwards                  $ 16,077,000    $ 14,526,000
           Federal & state tax credits                          2,715,000       2,177,000
           Other, net                                             142,000         228,000
                                                           ---------------------------------
           Total deferred tax assets                           18,934,000      16,931,000
           Valuation allowance for deferred tax assets        (18,934,000)     (16,931,000)
                                                           ---------------------------------
           Net deferred tax assets                         $             -   $            -
                                                           =================================

9.  Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2004, the Company had not made a contribution to the 401(k) Savings Plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

Item 8A.       Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (the principal executive officer) and Director of Finance, Controller (the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Director of Finance, Controller have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.


                                    PART III

Items 9, (except the information required to be disclosed regarding our Code of Ethics under Item 406 of Regulation S-B), 10, 11, 12 and 14 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 2005.

Item 9.        Directors,  Executive  Officers,  Promoters and Control  Persons;
               Compliance With Section 16(a) of the Exchange Act

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer (the principal executive officer) and Director of Finance, Controller (the principal financial officer). A copy of our Code of Conduct is attached to this report as Exhibit 14.1. Other information called for by Part III, Item 9 is incorporated by reference from the Company's Definitive Proxy Statement to be filed by the Company with the Securities and Exchange Commission no later than April 30, 2005.

Item 13.       Exhibits

       The following documents are included or incorporated by reference:

       Exhibit
       Number         Description
       ------         -----------

        3.1 (3)       Certificate of Incorporation of the Company.

        3.1.1 (3)     Certificate    of   Designation   of   Series   X   Senior
                      Participating Preferred Stock.

        3.1.2 (9)     Certificate   of   Designation  of  Series  E  Convertible
                      Preferred Stock.

        3.1.3 (9)     Certificate   of   Designation  of  Series  F  Convertible
                      Preferred Stock.

        3.1.4 (10)    Certificate   of   Designation  of  Series  G  Convertible
                      Preferred Stock.

        3.1.5 (15)    Certificate   of   Designation  of  Series  H  Convertible
                      Preferred Stock.

        3.1.6 (18)    Certificate   of   Designation  of  Series  I  Convertible
                      Preferred Stock.

        3.2 (9)       Bylaws of the Company, as amended.

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

        10.3 (1) Form of Employee's Proprietary Information and Inventions Agreement.

        10.4 (1)      Form of Consulting Agreement.

        10.5 (1)      Form of Indemnification Agreement.

        10.6 (2) License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.

        10.7 (3) Securities Purchase Agreement related to the sale of the Company's Series D Preferred Stock.

        10.8 (4)      1996 Non-Employee Directors' Stock Option Plan.

        10.9 (5) Stockholder Protection Agreement, dated August 22, 1997, between the Company and Continental Stock Transfer & Trust Company as rights agent.

        10.10 (6)     Employee Stock Purchase Plan,  together with Form of Stock
                      Purchase Agreement.

        10.11 (7)     Lease,  with rider and  exhibits,  dated  April 13,  1998, between the Company and Sycamore/San Diego Investors.

        10.12 (8) First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.

        10.13 (9)     Letter of  Agreement  dated  April 13,  1998  between  the
                      Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred
                      Stock for a like  number  of shares of Series F  Preferred
                      Stock.

        10.14 (10)    Securities  Purchase  Agreement related to the sale of the
                      Company's Series G Convertible Preferred Stock.

        10.15 (10)    Second  Amendment  to  Stockholder  Protection  Agreement,
                      dated July 26, 1999  between  the Company and  Continental
                      Stock Transfer and Trust Company as rights agent.

        10.16 (11)** License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.

        10.17 (11)** Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

        10.18 (11)** Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

        10.19 (11)    License  Agreement  dated as of February  18, 2000 between the Company and Sanyo Chemical Industries, Ltd.

        10.20 (12)** License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.

        10.21 (12) Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.

        10.22 (13)    Securities  Purchase  Agreement related to the sale of the
                      Company's Series H Preferred Stock.

        10.23 (15)**  Founder  Stock  Purchase  Agreement  dated  April 12, 2001 between the Company and Spine Wave, Inc.

        10.24 (15)**  License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

        10.25 (15)**  Escrow  Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

        10.26 (15)**  Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.

        10.27 (16)**  Amendment  No. 1 to Supply and  Services  Agreement  dated
                      February 12, 2002 between the Company and Spine Wave, Inc.

        10.28 (16)**  Stock Purchase and Vesting  Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.

        10.29 (14)    Warrant to Purchase  Shares of Common Stock of Spine Wave,
                      Inc. issued to the Company.

        10.30 (17)    First Amendment to the License  Agreement dated October 1,
                      2002 between the Company and Genencor International, Inc.

        10.31 (17)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and J. Thomas Parmeter.

        10.32 (17)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and John E. Flowers.

        10.33 (17)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and Joseph Cappello.

        10.34 (17)    Employment  Agreement,  dated  as of  December  31,  2002, between the Company and Franco A. Ferrari.

        10.35 (18)    2002  Stock  Option  Plan,  and forms of  Incentive  Stock
                      Option Agreement and Non-Statutory Stock Option Agreement.

        10.36 (19)**  Amendment  No. 2 to Supply and  Services  Agreement  dated
                      October 1, 2003 between the Company and Spine Wave, Inc.

        14.1          Code of Conduct.

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

---------------------


    (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43875) filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, 2, 3 and 4 thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992, respectively.

    (2) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1992, as filed with the Commission on March 31, 1993.

    (3) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 1995, as filed with the Commission on October 25, 1995.

    (4) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on March 27, 1997.

    (5) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed with the Commission on August 27, 1997.

    (6) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998.

    (7) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended March 31, 1998, as filed with the Commission on May 15, 1998.

    (8) Incorporated by reference to Registrant's Report on Form 10-QSB for the Quarter ended June 30, 1998, as filed with the Commission on August 14, 1998

    (9) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

    (10) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999.

    (11) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on March 24, 2000.

    (12) Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Commission on February 22, 2001.

    (13) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

    (14) Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Commission on November 13, 2002.

    (15) Incorporated by reference to Registrant's report on Form 10-KSB/A for the fiscal year ended December 31, 2001 as filed with the Commission on March 5, 2003.

    (16) Incorporated by reference to Registrant's report on Form 10-QSB/A for the period ended September 30, 2002 as filed with the Commission on March 5, 2003.

    (17) Incorporated by reference to Registrant's report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Commission on March 28, 2003.

    (18) Incorporated by reference to Registrant's report on Form 10-QSB for the period ended March 31, 2003 as filed with the Commission on May 14, 2003.

    (19) Incorporated by reference to Registrant's report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Commission on March 28, 2003.

    ** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

                                    SIGNATURE


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Signature                               Capacity                                Date
---------                               --------                                ----

/S/  J. THOMAS PARMETER                 Chairman of the Board, Chief            March 30, 2005
-----------------------                 Executive Officer, President
J. Thomas Parmeter                      (Principal Executive Officer)


/S/  JANIS Y. NEVES                     Director of Finance, Controller,        March 30, 2005
-------------------                     and Secretary
Janis Y. Neves                          (Principal Financial Officer)


/S/  EDWARD G. CAPE                     Director                                March 30, 2005
-------------------
Edward G. Cape, Ph.D.

/S/  DONALD S. KAPLAN                   Director                                March 30, 2005
---------------------
Donald S. Kaplan, Ph.D.

/S/  KERRY L. KUHN                      Director                                March 30, 2005
------------------
Kerry L. Kuhn, M.D.

/S/  STEVEN M. LAMON                    Director                                March 30, 2005
--------------------
Steven M. Lamon

/S/  STEVE PELTZMAN                     Director                                March 25, 2005
-----------------------------
Steve Peltzman.

/S/  WILLIAM N. PLAMONDON               Director                                March 28, 2005
-------------------------
William N. Plamondon


                                  EXHIBIT INDEX




 14.1   Code of Conduct

 23.1 Consent of Peterson & Co. LLP, Independent Registered Public Accounting Firm.

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