Form 10QSB
period 2005-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-05-17
CIK 858155

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2005, 56,430,810 shares of common stock were outstanding.

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

Item 1.    Financial Statements

           Balance Sheets -
           March 31, 2005 and December 31, 2004................................3

           Statements of Operations -
                For the three months ended March 31, 2005 and 2004
                and the period July 6, 1988 (inception) to March 31, 2005......4

           Statements of Cash Flows -
                For the three months ended March 31, 2005 and 2004
                and the period July 6, 1988 (inception) to March 31, 2005......5

           Notes to Financial Statements.......................................7

Item 2.    Management's Discussion and Analysis or Plan of Operation..........13

Item 3.    Controls and Procedures............................................18


PART II.   OTHER INFORMATION

Item 6.    Exhibits...........................................................19


           Signatures.........................................................20

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 Balance Sheets




                                                                                            March 31,         December 31,
                                                                                              2005               2004
                                                                                           (Unaudited)         (Audited)
                                                                                     --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $        40,373   $        82,222
   Rent receivable, current portion                                                             60,000            60,000
   Prepaid expenses                                                                             30,895            12,770
                                                                                     --------------------------------------
Total current assets                                                                           131,268           154,992

Deposits                                                                                        30,479            29,679
Rent receivable, net of current portion and reserve                                             89,527           104,527
Equipment and leasehold improvements, net                                                       77,159            84,580
                                                                                     --------------------------------------
                                                                                       $       328,433   $       373,778
                                                                                     ======================================

Liabilities and stockholders' (deficit)
Current liabilities:
   Accounts payable                                                                    $       333,115   $       315,357
   Deposits payable                                                                                  -            33,000
   Notes payable, related party                                                              1,160,000         1,032,842
   Accrued expenses                                                                            239,070           201,910
   Deferred revenue                                                                             45,000           102,784
                                                                                     --------------------------------------
Total current liabilities                                                                    1,777,185         1,685,893

Stockholders' (deficit):
   Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized,
   76,245 and 82,945 shares issued and outstanding at March 31, 2005 and
   December 31, 2004, respectively - liquidation
     preference of $7,624,500 and $8,294,500 at March 31, 2005
      and December 31, 2004, respectively                                                    7,079,917         7,749,917
   Common stock, $.01 par value, 120,000,000 shares authorized,
     41,849,360 and 39,651,123 shares issued and outstanding at
     March 31, 2005 and December 31, 2004, respectively                                        418,505           396,523
   Additional paid-in capital                                                               44,793,433        43,278,106
   Deficit accumulated during development stage                                            (53,740,607)      (52,736,661)
                                                                                     --------------------------------------
Total stockholders' (deficit)                                                        (1,448,752)       (1,312,115)
                                                                                     --------------------------------------
                                                                                       $       328,433   $       373,778
                                                                                     ======================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)




                                                                              For the period
                                                                               July 6, 1988
                                            Three months ended                (inception) to
                                                 March 31,                      March 31,
                                          2005               2004                  2005
                                  -------------------------------------------------------------
Revenues:
   Contract revenue               $         512,771   $         189,050     $      11,821,810
   Interest income                               79               1,958             1,270,902
   Product and other income                     670                   6               695,454
                                  ----------------------------------------  -------------------
Total revenues                              513,520             191,014            13,788,166

Expenses:
   Research and development                 555,967             638,748            37,585,535
   Selling, general and
   administrative                           479,918             403,653            22,441,614
                                  ----------------------------------------  -------------------
Total expenses                            1,035,885           1,042,401            60,027,149
                                  ----------------------------------------  -------------------

Net loss                                   (522,365)           (851,387)          (46,238,983)
Undeclared, imputed and/or
   paid dividends on
   preferred stock                          550,041              69,220            10,249,549
                                  ----------------------------------------  -------------------

Net loss applicable to
   common shareholders            $      (1,072,406)  $        (920,607)    $     (56,488,532)
                                  =============================================================

Basic and diluted net loss
   per common share               $  (0.03)           $  (0.02)
                                  =========================================

Shares used in computing basic
   and diluted net loss
   per common share                      40,294,220          37,313,282
                                  =========================================


See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)




                                                                                                  For the period July
                                                                                                  6, 1988 (inception)
                                                                    Three months ended               to March 31,
                                                                         March 31,
                                                                 2005                 2004                 2005
                                                          --------------------------------------------------------------
Operating activities
Net loss                                                    $      (522,365)      $     (851,387)   $   (46,238,983)
Adjustments to reconcile net loss to net
cash used for operating activities:
Stock issued for compensation and interest                                -                    -            472,676
Depreciation and amortization                                         7,421                8,254          2,453,731
Amortization of discount on note payable                             56,493                    -            171,835
Write-off of purchased technology                                        -                     -            503,500
Changes in assets and liabilities:
Deposits                                                               (800)                (800)           (30,479)
Prepaid expenses                                                    (18,125)             247,879            (30,895)
Rent receivable                                                      15,000                    -           (149,527)
Accounts payable                                                     17,758              (73,831)           333,115
Deposits payable                                                    (33,000)                   -                  -
Accrued expenses                                                     37,160               21,478            239,070
Deferred revenue                                                    (57,783)              77,139             45,000
Deferred rent                                                             -               (6,028)                 -
                                                          --------------------------------------------------------------
Net cash used for operating activities                             (498,241)            (577,296)       (42,230,956)

Investing activities
Purchase of technology                                                    -                    -           (570,000)
Purchase of equipment and improvements                                    -               (1,518)        (2,088,862)
Purchases of short-term investments                                       -                    -        (16,161,667)
Sales of short-term investments                                           -                    -         16,161,667
                                                          ------------------------------------------------------------
Net cash used for investing activities                      $             -       $       (1,518)   $    (2,658,862)


       See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)




                                                                                                 For the period
                                                                                                  July 6, 1988
                                                                  Three months ended             (inception) to
                                                                      March 31,                     March 31,
                                                               2005                2004               2005
                                                       ------------------------------------------------------------
Financing activities
Net proceeds from exercise of options and warrants,
   and sale of common stock                              $       346,392     $       248,270     $    24,350,863
Net proceeds from issuance and conversion of preferred
   stock                                                               -                   -          18,398,068
Net proceeds from convertible notes and detachable
   warrants                                                            -                   -           1,068,457
Payment on capital lease obligations                                   -                   -            (288,770)
Payment on note payable                                                -                   -            (242,750)
Proceeds from issuance of debt - related party                   260,000                   -           1,310,000
Payments on notes payable - related party                       (150,000)                  -            (150,000)

Proceeds from note payable                                             -                   -             484,323
                                                       ------------------------------------------------------------
Net cash provided by financing activities                        456,392             248,270          44,930,191
                                                       ------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (41,849)           (330,544)             40,373

Cash and cash equivalents at beginning of period                  82,222           1,085,314                   -
                                                       ------------------------------------------------------------
Cash and cash equivalents at end of period               $        40,373     $       754,770     $        40,373
                                                       ============================================================

Supplemental disclosures of cash flow information
Interest paid                                            $        86,625     $           899     $       237,819

Non Cash Investing and Financing Activity

Equipment purchased by capital leases                                  -                   -     $       288,772

Conversion of Series E preferred stock to common stock                 -                               2,143,332

Conversion of Series G preferred stock to common stock
                                                                  20,000             135,000             869,600
Conversion of Series I preferred stock to common stock
                                                                 650,000                   -             855,000
Series C dividends paid with Series D stock                            -                   -             253,875
Series D dividends paid with Series D stock                            -                   -             422,341



See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (unaudited)


Note 1.    Basis of Presentation

     The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2005 and 2004 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position at March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Note 2.    Accounting for Stock-Based Compensation

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

                                                        For the three months
                                                           Ended March 31,
                                                        2005            2004
                                                        ----            ----

           Net loss applicable to common
           shareholders, as reported                  $  (1,072,406)  $(920,607)
           Deduct: total stock-based employee
           compensation expense determined under
           fair value based methods for all options,
           net of related tax effects                      (181,393) (1,342,216)

           Pro forma net loss                         $  (1,253,799) (2,262,823)

           Earnings per share:
                Basic - as reported                       0.03           0.02
                Basic - pro forma                         0.03           0.06

Note 3.    Revenue and Expense Recognition

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

Note 4.    Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sublessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sublessee resumed making rental payments and as of September 2004 an additional $5000 per month is being paid for credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At March 31, 2005 the amount past due from the sub-lessee is $150,000.

Note 5.    Equipment and Leasehold Improvements

Equipment and leasehold improvements at March 31, 2005 and December 31, 2004 are comprised of the following:


                                                     March 31,      December 31,
                                                       2005            2004
                                                 -----------------------------
Laboratory equipment                              $  1,184,000   $  1,184,000
Office equipment                                       200,000        200,000
Leasehold improvements                                 306,000        306,000
                                                 -----------------------------
                                                     1,690,000      1,690,000
Less accumulated depreciation and amortization      (1,613,000)    (1,605,000)
                                                 -----------------------------
                                                  $     77,000    $    85,000
                                                 =============================

Depreciation expense was $7,421 for the quarter ended March 31, 2005 and $31,000 for the year ended December 31, 2004.


Note 6.    Exercise and Exchange of Warrants

In January 2005, certain holders of warrants issued in conjunction with the sale of Series G convertible preferred stock exercised their warrants to purchase common stock. These warrants were due to expire on January 31, 2005. The exercise prices of such warrants was $0.55 per share. As an incentive to exercise the warrant early the Company offered to reduce the exercise price of the warrants to $0.33 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.50 per share. As a result, the Company raised $282,250. The newly issued warrants will expire on the last day of January 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend in the amount of $481,582 to reflect the additional benefit created for these investors.

Note 7.  Notes Payable, Related Party

On July 2, 2004, the Company issued notes with detachable warrants payable to several of its current shareholders in exchange for $150,000 in cash. The notes became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $13,730, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 138% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.33 per share. These notes plus accumulated interest were paid in full on March 31, 2005.

On August 2, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.37 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $23,995, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 133% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.35 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

On August 19, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $33,802, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 140% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.52 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

On September 9, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company's common stock at $0.45 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $41,949, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 141% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.67 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

On December 22, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $150,000 in cash. The note became due on March 22, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company's common stock at $0.50 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $19,065, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense over the term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 127% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.50 per share. For the quarter ended March 31, 2005, debt discount of $17,159 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

On January 4, 2005, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $100,000 in cash. The note plus accrued interest at a rate of 10% per annum were originally due on April
4, 2005. The detachable warrants were for the purchase of 40,000 shares of the Company's common stock at $0.62 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $15,538, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 128% volatility, 2.37% average risk-free interest rate, a three-year life and an underlying common stock value of $0.50 per share. For the quarter ended March 31, 2005, debt discount of $15,538 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

On February 28, 2005, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $160,000 in cash. The note plus accrued interest at a rate of 10% per annum were originally due on April
4, 2005. The detachable warrants were for the purchase of 64,000 shares of the Company's common stock at $0.60 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $23,797, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 124% volatility, 2.58% average risk-free interest rate, a three-year life and an underlying common stock value of $0.50 per share. For the quarter ended March 31, 2005, debt discount of $23,797 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005 (See Note 6 - Subsequent Events).

Note 8.    Subsequent Events

On April 1, 2005, the Company completed the initial closing related to a Securities Purchase Agreement, with a group of accredited individual and institutional investors for the private placement of shares of the Company's common stock at a price of $0.33 per share. At the initial closing, the Company sold an aggregate of 12,728,269 shares to the initial investors for an aggregate purchase price of $4,200,331, including approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to certain of the initial investors. As part of the transaction, the Company also issued to the initial investors warrants that entitle the holders to purchase an aggregate of 6,364,132 shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2008.

On or about April 15, 2005, the Company, in a final closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares to additional investors for an aggregate purchase price of $3,573,225. As part of the transaction, the Company also issued to the investors warrants that entitle the holders to purchase an aggregate of 5,413,976 shares of Common Stock at an exercise price of $0.50 per share.


For the entire private placement offering, including the Initial Closing on April 1, 2005 and the Subsequent Closing, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,773,556 (including approximately $1,200,000 of converted short-term promissory bridge notes previously issued by the Company to certain of the Initial Investors), together with warrants for the purchase of an aggregate of approximately 11,778,108 shares of common stock at an exercise price of $0.50 per share.

The sales and issuances of the securities under the Purchase Agreement to the investors were exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The Company relied upon the representations made by the investors pursuant to the Purchase Agreement in determining that such exemptions were available. No underwriting discounts or commissions were paid by the Company in connection with these transactions. The Company has agreed to file a registration statement registering these securities with the Securities and Exchange Commission, and to attempt to achieve effectiveness of such registration within 120 days of April 15, 2005, the date of the final closing under the Securities Purchase Agreement. Failing to do so would result in a cash penalty to the Company of approximately five percent per annum, calculated and applied on a daily basis.

The Company incurred aggregate selling fees of approximately $535,000 and issued to placement agents warrants to acquire 751,088 shares of common stock at an exercise price of $0.55 per share exercisable at any time and expiring approximately 5 years after issuance.

The following unaudited pro forma balance sheet gives effect to the financing completed in April 2005:


                                        PROTEIN POLYMER TECHNOLOGIES, INC.
                                           (A Development Stage Company)

                                                     PRO FORMA
                                                   Balance Sheet
                                                                            March 31,                            March 31,
                                                                              2005            Pro Forma            2005
                                                                            As Filed         Adjustments         Adjusted
                                                                       ---------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $        40,373   $     6,024,318    $     6,064,619
   Current portion of rent receivable                                             60,000                 -             60,000
   Prepaid expenses                                                               30,895                 -             30,895
                                                                       ---------------------------------------------------------
Total current assets                                                             131,268         6,024,318          6,155,586

Deposits                                                                          30,479                 -             30,479
Rent Receivable, net of current portion                                           89,527                 -             89,527
Equipment and leasehold improvements, net                                         77,159                 -             77,159
                                                                       ---------------------------------------------------------
                                                                         $       328,433 $       6,024,318    $     6,352,751
                                                                       =========================================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                                      $       333,115                 -    $       333,115
   Deposits payable                                                                    -                 -                  -
   Notes payable, related party                                                1,160,000        (1,160,000)                 -
   Accrued expenses                                                              239,070           (53,855)           185,215
Deferred revenue                                                                  45,000                 -             45,000
                                                                       ---------------------------------------------------------
Total current liabilities                                                      1,777,185        (1,213,855)           563,330

Stockholders' equity (deficit):
   Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 76,245 and 82,945 shares issued and outstanding at
   March 31, 2005 and December 31, 2004, respectively - liquidation preference of $7,624,500 and $8,294,500 at March 31, 2005 and
   December 31, 2004, respectively                                             7,079,917                 -          7,079,917
   Common stock, $.01 par value, 120,000,000 shares authorized,
   41,849,360 and 39,651,123 shares issued and outstanding at March
   31, 2005 and December 31, 2004, respectively                                  418,505           235,562            654,067
   Additional paid-in capital                                                 44,793,433         7,002,611         51,796,044
   Deficit accumulated during development stage                              (53,740,607)                -        (53,740,607)
                                                                       ---------------------------------------------------------
Total stockholders' equity (deficit)                                          (1,448,752)        7,238,173          5,789,421
                                                                       ---------------------------------------------------------
                                                                         $       328,433   $     6,024,318    $     6,352,751
                                                                       =========================================================

Note 9.    Liquidity

With the completion of the recent equity financing, management believes our existing available cash, cash commitments, and cash equivalents as of May 13, 2005, plus contractual amounts receivable, will be sufficient to meet our anticipated capital requirements through the end of March 2006. Substantial additional capital resources may be required to fund future expenditures related to our research, development, clinical trials, and product marketing activities. If adequate funds are not available, we may be required to significantly curtail our operating plans (See Management Discussion and Analysis: Liquidity and Capital Resources).

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

General Overview

         Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of March 31, 2005 had an accumulated deficit of $53,740,607.

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

Because of our technology's breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have established a comprehensive license and development agreement with Genencor International for the use of our materials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we could receive milestone payments, and eventually royalties on the sale of products, if any. For development and commercialization of our spinal disc repair product, we entered into agreements with Spine Wave, Inc., that could provide us with both near term research and development support and eventually royalties on the sale of licensed products, if any.

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

         In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, are proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended March 31, 2005 and for the period of project inception to date we received $263,000 and $5,177,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

         Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was also priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of March 31, 2005, two of the three performance goals had been met.

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

         Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. Due to the rate of patient enrollment, we now project beginning pivotal clinical testing in 2006. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin before the end of 2008. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million.

         Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We recently obtained FDA approval to expand the pilot clinical study to obtain additional data in support of our application to begin a pivotal clinical study. We now project beginning pivotal clinical testing in early 2006. We expect these trials, including patient follow-up, will take approximately 15 months, and the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales are projected to begin in late 2007. Our estimate for the pivotal clinical trial has been updated and is now projected to cost approximately $3.2 million. This product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

         We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

         Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for both clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the quarter ended March 31, 2005 and for the period of project inception to date are approximately $263,000 and $5,177,000 respectively.

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

Results of Operations

         Contract and Licensing Revenue. We received $513,000 in contract and licensing revenue for the quarter ended March 31, 2005 as compared to $189,000 for the quarter ended March 31, 2004. Contract revenue for the past quarter primarily represents payments of $263,000 from Spine Wave, for materials and services provided in the development of an adhesive product for the repair of spinal discs, as compared to $189,000 in contract revenue from Spine Wave in the same period a year ago. We received $250,000 in licensing revenue in the quarter ended March 31, 2005 as compared to no licensing income in the comparable period a year ago. The licensing revenue represents a milestone payment of $250,000 from Genencor International for Genencor's initiation of a product development project based on technology licensed from us.

         Interest Income. Interest income was $100 for the quarter ended March 31, 2005, as compared to $2,000 for the same period in 2004. The period-to-period variability results from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

         Research and Development Expenses. Research and development expenses for the quarter ended March 31, 2005 were $556,000, compared to $639,000 for the same period in 2004. The fluctuations are primarily due to variations in clinical testing, regulatory consulting costs, and costs associated with manufacturing product for Spine Wave. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2005 were $487,000, as compared to $480,000 for the same period in 2004. These expenses have been fairly consistent over the past three years, but we have experienced increases particularly in interest expense due to incurring $1,310,000 in short term promissory notes used to finance much of the Company's operations for the past nine months. This is a non-recurring item since the promissory notes have been repaid or converted into common stock and warrants in equity transactions completed in April 2005. We do anticipate some increases during 2005 in the areas of insurance coverage and legal services, and increased personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

         Net Losses. For the quarter ended March 31, 2005, our net loss decreased to $522,000, from $851,000 for the quarter ended March 31, 2004. The decreased net loss in 2005 is due primarily to increased license and contract fees from collaborative partners received during the 2005 period. Net loss applicable to common shareholders during the quarter ended March 31, 2005 was $1,072,000 or $0.03 per share, as compared to $921,000, or $0.02 per share, for the same period in 2004. The increased net loss applicable to common shareholders during the first quarter of 2005 resulted primarily from an "imputed dividend" of $ 482,000 recorded in connection with a warrant exercise price reduction and issuance of new warrants to holders of Series G Preferred Stock.

         We expect to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the continuation of the development and testing of our product for the treatment of female stress urinary incontinence and our product for the correction of dermal contour deficiencies, the associated FDA approval process, and the tissue adhesives program, as well as expected increases in our other research and development, manufacturing and business development activities. Our results depend in part on our ability to establish strategic alliances and generate contract revenues, and upon increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, and expenses incurred for regulatory compliance and patent prosecution. Our results will also fluctuate from period to period due to timing differences.

Inflation

         To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, given the State of California's past energy problems, our utility costs have increased significantly over the past two years, and these increases are expected to continue for the foreseeable future.

Liquidity and Capital Resources

On April 1, 2005, the Company completed the initial closing related to a Securities Purchase Agreement with a group of individual and institutional investors for the private placement of shares of the Company's common stock at a price of $0.33 per share. At the initial closing, the Company sold an aggregate of 12,728,269 shares to the initial investors for an aggregate purchase price of $4,200,331, including approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to certain of the initial investors. As part of the transaction, the Company also issued to the initial investors warrants that entitle the holders to purchase an aggregate of 6,364,132 shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2008.

On or about April 15, 2005, the Company, in a final closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares to additional investors for an aggregate purchase price of $3,573,225. As part of the transaction, the Company also issued to the investors warrants that entitle the holders to purchase an aggregate of 5,413,976 shares of Common Stock at an exercise price of $0.50 per share.

For the entire private placement offering, including the Initial Closing on April 1, 2005 and the Subsequent Closing, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,773,556 (including approximately $1,200,000 of converted short-term promissory bridge notes previously issued by the Company to certain of the Initial Investors), together with warrants for the purchase of an aggregate of approximately 11,778,108 shares of common stock at an exercise price of $0.50 per share. Following the payment of approximately $535,000 in placement fees and expenses, we had net receipts of approximately $6.1 million.

As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling $40,373, as compared to $82,000 at December 31, 2004. As of March 31, 2005, we had a working capital deficiency of $1,646,000, compared to $1,531,000, at December 31, 2004.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2005. For the quarter ended March 31, 2005, there were no cash expenditures for capital equipment and leasehold improvements compared with $8,000 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2005 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of May 13, 2005, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the end of March 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. There can be no assurance that any of these events will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If in the future adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology.

Item 3.    Controls and Procedures

           (a)Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

           (b)Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                           PROTEIN POLYMER TECHNOLOGIES, INC.



             Date:    May 17, 2005         By  /s/ J. Thomas Parmeter
                                               -----------------------------
                                               J. Thomas Parmeter
                                               Chairman of the Board



             Date:     May 17, 2005        By  /s/  Janis Y. Neves
                                               -------------------
                                               Janis Y. Neves
                                               Director of Finance, Controller
                                               and Corporate Secretary

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