Form 10KSB/A
period 2004-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-05-18
CIK 858155

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

Transitional Small Business Disclosure Format:     Yes           No   X
                                                      -------      -------
================================================================================

                                EXPLANATORY NOTE

Protein Polymer Technologies, Inc. is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005 (the "Annual Report") to amend and restate Item 7 to the Annual Report due to the following:

    o    Reissuance of Report of Independent Registered Public Accounting Firm

    o Correction of typographical errors on the Balance Sheet and Statements of Stockholders' Equity as of December 31, 2004

    o    Revision to Note 1 to Financial Statements

    o    Inclusion of Note 10 to Financial Statements

The complete text of Item 7 is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The consent of the independent registered public accounting firm with respect to the financial statements contained in this Amendment is attached to this Amendment as Exhibit 23.1.

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

With the exception of the amended and restated financial information relative to
(i) the removal of the Going Concern and Liquidity section of Note 1 and the inclusion of Note 10, Subsequent Events, to Financial Statements and (ii) the correction of the above-listed typographical errors, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

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




                                                         /s/ PETERSON & CO., LLP
San Diego, California
February 28, 2005, except for
Note 10, as to which the date
is May 13, 2005

                       Protein Polymer Technologies, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                               December 31,
                                                                           2004           2003
                                                                      -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $       82,222 $    1,085,314
  Contracts receivable                                                             -        252,026
  Current portion of rent receivable                                          60,000        184,527
  Prepaid expenses                                                            12,770         25,799
                                                                      -------------------------------
Total current assets                                                         154,992      1,547,666

Deposits                                                                      29,679         29,679
Rent receivable, net of current portion and reserve of $157,296 and
     $0 at 2004 and 2003 respectively                                        104,527              -
Equipment and leasehold improvements, net                                     84,580        114,411
                                                                      -------------------------------
                                                                      $      373,778 $    1,691,756
                                                                      ===============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $      315,357 $      168,659
  Deposits payable                                                            33,000              -
  Notes payable, related party                                             1,032,842              -
  Accrued expenses                                                           201,910        162,609
  Deferred revenue                                                           102,784              -
   Deferred rent                                                                   -         24,111
                                                                      -------------------------------
Total current liabilities                                                  1,685,893        355,379


Commitments (Notes 5 and 7)
Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 82,945 and 86,095 shares issued and outstanding at
    December 31, 2004 and 2003, respectively - liquidation
    preference of $8,294,500 and $8,609,500 at December 31, 2004
    and December 31, 2003, respectively                                    7,749,917      8,064,917
  Common stock, $.01 par value, 120,000,000 shares authorized,
    39,651,123 and 36,830,857 shares issued and outstanding at
    December 31, 2004 and 2003, respectively                                 396,523        368,319
  Additional paid-in capital                                              43,278,106     41,587,518
  Deficit accumulated during development stage                           (52,736,661)   (48,684,377)
                                                                      -------------------------------
Total stockholders' equity (deficit)                                      (1,312,115)     1,336,377
                                                                      -------------------------------

                                                                      $      373,778 $    1,691,756
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
                                                                                ====================================================




                                                                                                 Deficit    Receivables
                                                                                               accumulated   from sales
                                                                                                  during     of common     Total
                                                                                  Additional    development   common    Stockholder
                                                                                paid-in capital    stage       stock      equity
                                                                                ----------------------------------------------------

 Issuance of Series H preferred stock, net of issuance costs                                -             -         -     1,218,258
 Issuance of common stock under stock purchase plan                                     9,836             -         -         9,984
 Issuance of stock options for services rendered                                        1,834             -         -         1,834
 Exercise of common stock options                                                       1,610             -         -         1,645
 Exercise of common stock warrants at $.50 per share                                1,221,080             -         -     1,246,000
 Conversion of Series E preferred stock into common stock                             396,800             -         -             -
 Net Loss and comprehensive loss                                                            -    (3,146,829)        -    (3,146,829)
                                                                                ----------------------------------------------------
Balance at December 31, 2001                                                    $  33,794,177  $(42,890,401) $      -      (398,276)
 Conversion of Series E preferred stock into common stock                             638,600             -         -             -
 Conversion of Series G preferred stock into common stock                             558,600             -         -             -
 Exercise of common stock warrants, net of associated costs                         1,601,950             -         -     1,664,550
 Issuance of common stock under stock purchase plan                                    15,103             -         -        15,577
 Exercise of common stock options                                                       9,805             -         -        10,090
 Net Loss and comprehensive loss                                                            -    (1,016,158)        -    (1,016,158)
                                                                                ----------------------------------------------------
Balance at December 31, 2002                                                    $  36,618,235  $(43,906,559) $      -       275,783
 Issuance of Series I preferred stock, net of issuance costs                        1,928,237    (1,928,237)        -     2,889,650
 Conversion of Series E preferred stock into common stock                           1,879,763             -         -             -
 Conversion of Series G preferred stock into common stock                              14,700             -         -             -
 Conversion of Series I preferred stock into common stock                             152,182             -         -             -
 Exercise of common stock warrants at $.10 and $.40 per share                         327,600             -         -       353,500
 Imputed dividend associated with issuance of warrants                                656,342      (656,342)        -             -
 Issuance of common stock under stock purchase plan                                     9,879             -         -        10,083
 Exercise of common stock options                                                         580             -         -           600
 Net Loss and comprehensive loss                                                            -    (2,193,239)        -    (2,193,239)
                                                                                ----------------------------------------------------
Balance at December 31, 2003                                                    $  41,587,518  $(48,684,377) $      -     1,336,377
  Conversion of Series G preferred stock into common stock                            259,700             -         -             -
  Conversion of Series I preferred stock into common stock                             49,091             -         -             -

  Exercise of Series G warrants at $.25 per share                                     770,653             -         -       791,406
  Financing related fees                                                              (50,000)            -         -       (50,000)
  Warrants issued in connection with notes payable                                    132,499             -         -       132,499
  Imputed dividend associated with repricing and issuance of warrants                 487,079      (487,079)        -             -
  Issuance of common stock under stock purchase plan                                    7,606             -         -         7,813
  Exercise of common stock options                                                     33,960             -         -        34,995
  Net Loss and comprehensive loss                                                           -    (3,565,205)        -    (3,565,205)
                                                                                ----------------------------------------------------
Balance at December 31, 2004                                                    $  43,278,106  $(52,736,661) $      -  $ (1,312,115)
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

10.  Subsequent Events

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


                                         PROTEIN POLYMER TECHNOLOGIES, INC.

May 18, 2005                             By:  /s/ J. Thomas Parmeter
                                            ---------------------------------
                                              J. Thomas Parmeter
                                              Chairman of the Board


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Capacity                                           Date
---------                                    --------                                           ----
/s/ J. Thomas Parmeter                       Chairman of the Board                              May 17, 2005
------------------------------------------
J. Thomas Parmeter


/s/ William N. Plamondon III                 Chief Executive Officer and Director               May 18, 2005
------------------------------------------   (Principal Executive Officer)
William N. Plamondon III


/s/ Janis Y. Neves                           Director of Finance, Controller and Corporate      May 18, 2005
------------------------------------------   Secretary
Janis Y. Neves                               (Principal Financial and Accounting Officer)


/s/ Donald S. Kaplan                         President, Chief Operating Officer and Director    May 13, 2005
------------------------------------------
Donald S. Kaplan


/s/ Edward G. Cape                           Director                                           May 13, 2005
------------------------------------------
Edward G. Cape


/s/ Kerry L. Kuhn                            Director                                           May 18, 2005
------------------------------------------
Kerry L. Kuhn


/s/ Steven M. Lamon                          Director                                           May 18, 2005
------------------------------------------
Steven M. Lamon


/s/ Steve Peltzman                           Director                                           May 14, 2005
------------------------------------------
Steve Peltzman


/s/ James B. McCarthy                        Director                                           May 13, 2005
------------------------------------------
James B. McCarthy


                                  EXHIBIT INDEX



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