Form 10QSB
period 2005-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-08-17
CIK 858155

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)

       [ X ] QUARTERLY  REPORT UNDER SECTION 13  OR  15(d)  OF  THE   SECURITIES
             EXCHANGE   ACT  OF  1934   For  the quarterly  period  ended  June
             30, 2005

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the transition period from ______________ to ____________________

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2005, 67,262,070 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----     -----


================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

INDEX

                                                                                                               Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets -
                           June 30, 2005 and December 31, 2004  ......................................................3

                  Statements of Operations -
                           For the three months and six months ended June 30, 2005 and 2004 and the period July 6, 1988 (inception) to June 30, 2005...................................4

                  Statements of Cash Flows -
                           For the six months ended June 30, 2005 and 2004
                           and the period July 6, 1988 (inception) to June 30, 2005...................................5

                  Notes to Financial Statements.......................................................................7

Item 2.           Management's Discussion and Analysis or Plan of Operation .........................................10

Item 3.           Controls and Procedures............................................................................14


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders...............................................15

Item 6.           Exhibits and Reports on Form 8-K..................................................................15

                  Signatures........................................................................................17

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                                                          June 30,        December 31,
                                                                                            2005              2004
                                                                                     --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $     4,667,005   $        82,222
   Contract receivable                                                                         100,225                 -
   Rent receivable, current portion                                                             88,477            60,000
   Prepaid expenses                                                                             51,237            12,770
                                                                                     --------------------------------------

Total current assets                                                                         4,906,944           154,992

Deposits                                                                                        30,479            29,679
Rent receivable, net of current portion and reserve                                             56,050           104,527
Equipment and leasehold improvements, net                                                      189,649            84,580
                                                                                     --------------------------------------
                                                                                       $     5,183,122   $       373,778
                                                                                     ======================================

Liabilities and stockholders' equity (deficit) Current liabilities:
   Accounts payable                                                                    $       342,242   $       315,357
   Deposits payable                                                                                  -            33,000
   Notes payable, related party                                                                      -         1,032,842
   Accrued expenses                                                                            172,407           201,910
   Deferred revenue                                                                                  -           102,784
                                                                                     --------------------------------------
Total current liabilities                                                                      514,649         1,685,893

Stockholders' equity (deficit):
   Convertible  Preferred Stock,  $.01 par value,  5,000,000 shares  authorized,
   66,245 and 82,945 shares issued and outstanding at June 30, 2005 and December
   31, 2004, respectively - liquidation
     preference of $6,624,500 and $8,294,500 at June 30, 2005
      and December 31, 2004, respectively                                                    6,079,917         7,749,917
   Common stock, $.01 par value, 120,000,000 shares authorized,
     67,262,070 and 39,651,123 shares issued and outstanding at
     June 30, 2005 and December 31, 2004, respectively                                         672,632           396,523
   Additional paid-in capital                                                               54,074,117        43,278,106
   Deficit accumulated during development stage                                            (56,158,193)      (52,736,661)
                                                                                     --------------------------------------
Total stockholders' equity (deficit)                                                         4,668,473        (1,312,115)
                                                                                     --------------------------------------
                                                                                       $     5,183,122   $       373,778
                                                                                     ======================================
See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                                                                                                                    For the period
                                                                                                                     July 6, 1988

(inception) to
                                              Three months ended                      Six months ended                 June 30,
                                                   June 30,                               June 30,
                                           2005               2004                  2005              2004               2005
                                    ------------------------------------------------------------------------------------------------
Revenues:
   Contract revenue                 $         145,225  $         199,366      $       657,996   $         388,416 $      11,967,035
   Product and other income                       430                  -                1,101                   6           695,885
                                    --------------------------------------- --------------------------------------------------------
Total revenues                                145,655            199,366              659,097             388,422        12,662,920

Expenses:
   Research and development                   692,408            587,806            1,248,376           1,226,553        38,277,944
   Selling, general and
   administrative                           1,886,704            400,094            2,279,997             802,849        23,975,157
                                    --------------------------------------- --------------------------------------------------------
Total expenses                              2,579,112            987,900            3,528,373           2,029,402        62,253,101
                                    --------------------------------------- --------------------------------------------------------

Net loss from operations                   (2,433,457)          (788,534)          (2,869,276)         (1,640,980)      (49,590,181)

Other income (expense):
   Interest income                             16,122                866               16,201               2,824         1,287,024
   Interest expense                              (249)              (899)             (86,874)             (1,798)         (353,410)
                                    --------------------------------------- --------------------------------------------------------
Total other income (expense)                   15,873                (33)             (70,673)              1,026           933,614

Net loss                                   (2,417,584)          (788,567)          (2,939,949)         (1,639,954)      (48,656,567)

Undeclared, imputed and/or paid
   dividends on preferred stock
                                               69,220             69,220              619,261             137,678        10,318,769
                                    --------------------------------------- --------------------------------------------------------

Net loss applicable to common
   shareholders                     $      (2,486,804) $        (857,787)     $    (3,559,210)  $      (1,777,632)     $(58,975,336)
                                    ================================================================================================

Basic and diluted net loss per
   common share                     $       (0.04)     $         (0.02)       $      (0.07)     $           (0.05)
                                    ==============================================================================

Shares used in computing basic and
   diluted net loss per common share
                                           59,687,009         38,091,587           50,044,186          37,702,398
                                    ==============================================================================



See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)

                                                                                                  For the period July
                                                                                                  6, 1988 (inception)
                                                                     Six months ended                 to June 30,
                                                                         June 30,
                                                                 2005                 2004                 2005
                                                          --------------------------------------------------------------
Operating activities
Net loss                                                     $ (2,939,949)       $ (1,639,954)         $(48,656,567)
Adjustments to reconcile net loss to net cash used for
operating activities:
Stock issued for compensation and interest                         -                        -               472,676
Warrants issued for services                                    1,245,295                   -             1,245,295
Depreciation and amortization                                      16,173              16,039             2,462,483
Amortization of discounts on notes payable                         56,493                   -               171,835
Write-off of purchased technology                                       -                   -               503,500
Changes in operating assets and liabilities:
Deposits                                                             (800)               (800)              (30,479)
Prepaid expenses                                                  (38,467)             (4,575)              (51,237)

Rent receivable                                                    20,000                   -              (144,527)
Contracts receivable                                             (100,225)            252,026              (100,225)
Accounts payable                                                   26,885              67,274               342,242
Deposits payable                                                  (33,000)                  -                    -
Accrued expenses                                                   24,351              14,292               226,261
Deferred revenue                                                 (102,784)             92,406                    -
Deferred rent                                                           -             (12,056)                   -
                                                          --------------------------------------------------------------
Net cash used for operating activities                         (1,826,028)         (1,215,348)          (43,558,743)

Investing activities
Purchase of technology                                                  -                   -              (570,000)
Purchase of equipment and improvements                           (121,242)             (1,518)           (2,210,104)
Purchases of short-term investments                                     -                   -           (16,161,667)
Sales of short-term investments                                         -                   -            16,161,667
                                                          ------------------------------------------------------------
Net cash used for investing activities                    $      (121,242)       $     (1,518)         $ (2,780,104)




       See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                         For the period July
                                                                                                         6, 1988 (inception)
                                                                             Six months ended                to June 30,
                                                                                 June 30,
                                                                         2005                2004                2005
                                                                 -------------------------------------------------------------
  Financing activities
  Net proceeds from exercise of options and warrants, and sale
     of common stock                                             $       6,422,053     $       200,162     $    30,426,524
  Net proceeds from issuance and conversion of preferred stock
                                                                                 -                   -          18,398,068
  Net proceeds from convertible notes and detachable warrants
                                                                                 -                   -           1,068,457
  Payment on capital lease obligations                                           -                   -            (288,770)
  Proceeds from note payable                                                     -                   -             484,323
  Payment on note payable                                                        -                   -            (242,750)
  Proceeds from issuance of debt - related party                           260,000                   -           1,310,000
  Payments on notes payable - related party                               (150,000)                  -            (150,000)
                                                                 -------------------------------------------------------------
  Net cash provided by financing activities                              6,532,053             200,162          51,005,852
                                                                 -------------------------------------------------------------
  Net increase in cash and cash equivalents                              4,584,783          (1,016,704)          4,667,005

  Cash and cash equivalents at beginning of period                          82,222           1,085,314                   -
                                                                 -------------------------------------------------------------
  Cash and cash equivalents at end of period                     $       4,667,005     $        68,610     $     4,667,005
                                                                 =============================================================

  Supplemental disclosures of cash flow information
  Interest paid                                                  $          86,874     $           899     $       238,068

  Non Cash Investing and Financing Activity

  Equipment purchased by capital leases                                          -                   -            288,772
  Imputed dividend on Series E stock                                             -                   -          3,266,250
  Imputed dividend on Series I stock                                             -                   -           1,928,237
  Imputed dividend on warrant repricing                                    481,522                   -           1,624,943
  Conversion of Series D preferred stock to common stock
                                                                                 -                   -           2,142,332
  Conversion of Series E preferred stock to common stock
                                                                                 -                   -           5,277,813
  Conversion of Series G preferred stock to common stock
                                                                            20,000                   -             870,000
  Conversion of Series I preferred stock to common stock
                                                                         1,650,000                   -           1,855,000
  Series D stock issued for Series C stock                                       -                   -           2,073,925
  Series C dividends paid with Series D stock                                    -                   -             253,875
  Series D dividends paid with common stock                                      -                   -             422,341
  Conversion of notes payable and accrued interest to common
     stock and warrants                                                  1,213,855                   -           1,213,855
  Warrants issued for financing fees                                       608,371                   -             608,371
  See accompanying notes.



                       PROTEIN POLYMER TECHNOLOGIES, INC.

                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1.    Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the six months ended June 30, 2005 and 2004 and for the period July 6, 1988 (inception) to June 30, 2005 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of December 31, 2004 was derived from the Company's audited financial statements. The results of operations for the three months and the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB and 10KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Note 2.    Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the proforma amounts indicated below:

                                                          For the three months                  For the six months
                                                             Ended June 30,                       Ended June 30,
                                                         2005               2004              2005              2004
                                                         ----               ----              ----              ----
Net loss applicable to common shareholders, as
reported                                             $(2,486,804)       $ (857,787)       $(3,559,210)      $(1,777,632)
Deduct: total stock-based employee compensation
expense determined under fair value based
methods for all options, net of related tax
effects                                                 (149,112)         (450,483)          (272,764)       (1,746,592)
                                                   ------------------------------------------------------------------------

Pro forma net loss                                   $(2,635,916)      $(1,308,270)       $(3,831,974)      $(3,524,224)
                                                   ========================================================================

Earnings per share:
     Basic - as reported                                  (0.04)            (0.02)             (0.07)            (0.05)
     Basic - pro forma                                    (0.04)            (0.03)             (0.08)            (0.09)


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

Note 4.    Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities to a third party under a month to month arrangement for $13,000 per month plus utilities. From December 2002 through July 2004, the sublessee did not make monthly rental payments. In August 2004 the sublessee resumed making rental payments and beginning in September 2004, paid an additional $5,000 per month for credit against past due rental obligations. The sublessee did not make any payments between May 1, 2005 and July 31, 2005. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. As of June 30, 2005 the current portion of rent receivable was $88,477 and the long-term portion was $56,050, net of reserve of $128,273.

Note 5.    Equipment and Leasehold Improvements

Equipment and leasehold improvements at June 30, 2005 and December 31, 2004 are comprised of the following:

                                                                          June 30,        December 31,
                                                                            2005              2004
                                                                     -------------------------------------

             Laboratory equipment                                      $    1,276,000     $    1,184,000
             Office equipment                                                 206,000            200,000
             Leasehold improvements                                           329,000            306,000
                                                                     -------------------------------------
                                                                            1,811,000          1,690,000
             Less accumulated depreciation and amortization                (1,621,000)        (1,605,000)
                                                                     -------------------------------------
                                                                       $      190,000     $       85,000
                                                                     =====================================


Depreciation expense was $16,000 for the quarter ended June 30, 2005 and $31,000 for the year ended December 31, 2004.

Note 6.    Exercise and Exchange of Warrants

In January 2005, certain holders of warrants issued in conjunction with the sale of the Company's Series G convertible preferred stock exercised their warrants to purchase 855,303 shares of the Company's Common Stock. These warrants were due to expire on January 31, 2005. The exercise prices of such warrants was $0.55 per share. In order to induce the warrantholders to exercise their warrants prior to the expiration date, the Company offered to reduce the exercise price of the warrants from $0.55 to $0.33 per share and offered each warrantholder a new warrant, for the same number of shares of the Company's Common Stock, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants will expire January 31, 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend of $482,000 to reflect the additional benefit created for such investors.

Note 7.    Notes Payable, Related Party

On March 31, 2005, notes payable from certain shareholders of $150,000, plus accrued interest of $11,000, were paid in full.

In April 2005, notes payable from certain shareholders entered into during 2004 and 2005, with an aggregate principal balance of $1,160,000, plus accrued interest of $54,000, were converted into common stock and warrants in the equity transaction completed on April 1, 2005.

Note 8.    Common Stock and Warrants

On April 1, 2005, the Company completed the initial closing for the private placement of shares of the Company's Common Stock at a price of $0.33 per share pursuant to a Securities Purchase Agreement with a group of individual and institutional investors. At the initial closing, the Company sold an aggregate of 12,728,269 shares of its Common Stock to the initial investors for an aggregate purchase price of $4,200,331, including approximately $1,200,000 of short-term promissory bridge notes and accumulated interest thereon previously issued by the Company to certain of the initial investors which was converted into the Company's Common Stock. As part of the transaction, the Company also issued warrants to the initial investors which entitle the warrantholders to purchase an aggregate of 6,364,132 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2009.

On or about April 15, 2005, the Company, in a subsequent closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares of the Company's Common Stock to additional investors for an aggregate purchase price of $3,573,225. As part of the transaction, the Company also issued warrants to the investors, which entitle the warrantholders to purchase an aggregate of 5,413,976 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants expire on April 15, 2009.

In connection with this private placement, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,773,556 (including approximately $1,200,000 of converted short-term promissory bridge notes, and the accrued interest thereon, previously issued by the Company to certain of the Initial Investors), together with warrants exercisable for the purchase of an aggregate of approximately 11,778,108 shares of the Company's Common Stock at an exercise price of $0.50 per share.

In connection with the Securities Purchase Agreement, the Company agreed to file a registration statement registering these securities with the Securities and Exchange Commission, and on June 6, 2005 registration of the securities became effective.

The Company incurred aggregate selling fees of approximately $1,108,000, of which $500,000 was paid in cash and $608,000 was paid by issuing warrants to purchase 751,088 shares of the Company's Common Stock at an exercise price of $0.55 per share exercisable at any time and expiring approximately 5 years from the date of issuance. The fair value of the warrants was estimated by management using the Black-Scholes option-pricing model.

On April 22, 2005 the Company agreed to issue a warrant to purchase an aggregate of 2,000,000 shares of the Company's Common Stock to William N. Plamondon, III, a director of the Company who earlier in that month was appointed to serve as the Company's Chief Executive Officer. The Warrant is immediately exercisable at an exercise price of $0.67 per share (closing market price of date of grant), and expires three years from the date of grant. In connection with the issuance of the warrant, the Company recorded a non-cash expense of $1,245,295 during the quarter ended June 30, 2005 based on a Black-Scholes model valuation, and a corresponding increase to additional paid in capital.

Note 9.  Subsequent Events

On July 12, 2005, the Company entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufacturers and markets embolization products. Embolization is a minimally invasive procedure performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular conditions.

Under the terms of the arrangement, the Company would acquire Surgica's assets with a combination of the Company's Common Stock and cash. Assets which the Company would acquire under the proposed transaction include one issued patent, product lines and an FDA-approved manufacturing facility. Surgica currently has three FDA-approved Polyvinyl Alcohol (PVA) product lines - PVA Plus(TM), MicroStat(TM) and MaxiStat(TM), with one additional product under development. Surgica's PVA foam embolization products are manufactured with a uniform and controlled-size pore structure, in both spherical and standard particle forms, allowing for even hydration and fluid suspension properties. These properties are expected to provide for more consistent performance, more precise delivery and less potential for catheter occlusion, improving procedure efficiency and safety. Embolization products are used to treat a variety of medical conditions by blocking blood flow to tissues, damaged blood vessels, vascular malformations and tumors including fibroids.

Upon completion of the acquisition, Surgica would become a division of the Company. Louis R. Matson, Founder and Chief Executive Officer of Surgica, would assume the role of division President, reporting to William N. Plamondon, III, the Company's Chief Executive Officer. Closing of the asset purchase agreement is subject to the negotiation and preparation, definitive documentation, receipt of Board and stockholder approvals and other customary conditions. Although there can be no assurance that the transaction will be completed, the Company anticipates closing the transaction late in the third quarter or early in the fourth quarter of 2005.

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

General Overview

Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants, wound healing support, and drug delivery devices. We have been unprofitable to date, and as of June 30, 2005 had an accumulated deficit of $55,000,000.

Protein polymers are synthetic proteins created "from scratch" through chemical DNA (gene) synthesis, and are produced in quantity by traditional large-scale microbial fermentation methods. As a result, protein polymers contain no human or animal components that could potentially transmit or cause disease. Due to their synthetic design, protein polymers are capable of combining the biological functionality of natural proteins with the chemical functionality and exceptional physical properties of synthetic polymers. Our primary goal is to develop medical products for use inside the body with significantly improved outcomes as compared to current products and practices.

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are (i) bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence and in dermal tissue for cosmetic and reconstructive procedures,
(ii) tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging, and (iii) preclinical development of a new surgical sealant designed to prevent air and fluid leaks following lung, gastrointestinal, and cardiovascular surgery. We are currently devoting the majority of our resources to the development and FDA approval of these products.

Because of the breadth of commercial applications of our technology and the risks associated in any one program, we are pursuing multiple routes for commercial development. Currently, we are independently developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have entered into a comprehensive license and development agreement with Genencor International for their use of our materials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive payments, upon the accomplishment of specified milestones and royalties on the sale of products, if any. To accelerate the development and commercialization of our spinal disc repair product, we entered into agreements with Spine Wave, Inc., which we expect will provide us with both near term research and development support and royalties on the sale of licensed products, if any.

Significant Collaborative Agreements

Our collaborative development agreements generally provide for specific payments for defined activities, services, royalties on the sales of developed products, and/or payments upon the accomplishment of specified performance benchmarks. Certain of these agreements also provide for equity investments or other financial incentives. We usually enter into technology license agreements in connection with collaborative development agreements, but occasionally we will agree to license certain of our technologies without an accompanying development agreement.

Spine Wave
----------

In April 2001, we entered into agreements with Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, initially valued at $10,000. These shares were subject to a vesting schedule; however, Spine Wave's right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be calculated as a percentage of the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of products.

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

In March 2002, we executed additional agreements with Spine Wave that expanding our contractual research and development relationship, and providing us with additional equity incentives in the form of Spine Wave common stock and warrants to purchase Spine Wave common stock. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave ,including both direct costs and associated overhead costs, are reimbursed. Spine Wave is responsible for clinical testing, regulatory approvals and commercialization. For the quarter ended June 30, 2005 and for the period from project inception to date we received $263,000 and $5,177,000, respectively, in contract revenue from Spine Wave, which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 2002 consist of a four year warrant to purchase (a) 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was priced at $0.55 per share), and (b) 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of June 30, 2005, two of the three performance goals had been met.

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

Femcare, Ltd.
-------------

In January 2000, we entered into an agreement with Femcare, Ltd. ("Femcare"), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid the Company a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and 2002. In 2004, Femcare notified us that it was going to close its urology business, and in July, 2005, we mutually agreed to terminate the license agreement and discharged each other from any claims, obligations, liabilities, or other causes of action.

Genencor International, Inc.
----------------------------

In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. ("Genencor") enabling Genencor to potentially develop a wide variety of new products for industrial markets. In October 2002, we amended the license agreement to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care. In March 2005, we amended the licence to fully incorporate the field of personal care products into the license. As a result of the amendments, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

In exchange for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products developed by Genencor incorporating the technology under license will be calculated based on a royalty rate to be determined at a later date. In addition, the Company is entitled to receive up to $5 million in milestone payments upon Genencor's achievement of various specified industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments we can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In March 2005 we received a second license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us.

In connection with the license agreement, the Company issued Genencor two warrants, each convertible by formula into $500,000 worth of our Common Stock. The first warrant has subsequently expired. The second warrant could be converted into 1,250,000 shares of our Common Stock at an exercise price of $0.40 per share. As a result of the collaboration, in 2000, we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of our common stock valued at $319,000). The license agreement terminates on the date of expiration of the last remaining patent.

Research and Development

We currently maintain detailed project costs (direct costs plus allocated overhead) for contractual research and development services. However, we do not maintain cost breakdowns for our independent internal research and development projects due to the extensive degree of overlap between our tissue augmentation and sealant projects, such as common manufacturing, quality control and developmental product testing.

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. Due to the rate of patient enrollment, we now project beginning pivotal clinical testing in 2006. We expect that these trials, including patient follow-up, will take approximately 24 months and that the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Presuming that this schedule is met and the product is approved, U.S. sales of the product are projected to begin by the end of 2008. Commercial manufacturing, process development and completion of the clinical trials are estimated to cost approximately $10 million.

Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We recently obtained FDA approval to expand the pilot clinical study to obtain additional data in support of our application to begin a pivotal clinical study. We now project beginning pivotal clinical testing in early 2006. We expect that these trials, including patient follow-up, will take approximately 15 months, and that the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Presuming that this schedule is met and the product is approved, U.S. sales are projected to begin in late 2007. Our estimate for the pivotal clinical trial has been updated and is now projected to cost approximately $3.2 million. Our tissue augmentation product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

         Our product for sealing tissue following pulmonary, abdominal and cardiovascular surgery is in preclinical development. We project that we will file an Investigational Device Exemption with the FDA requesting permission to begin human clinical trials in the second quarter of 2006.

We currently do not have sufficient cash to complete the development of all these products. We expect to obtain the necessary cash either by additional equity financings, by sharing the cost of development with potential marketing partners or by a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in pre-clinical testing. Spine Wave controls the timing of this project. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process and product production for both clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the quarter ended June 30, 2005 and for the period from project inception to such date are approximately $145,000 and $5,000,000 respectively.

To the extent sufficient capital resources are available, we continue to research the use of our patented technology to produce proteins of unique design for other tissue repair and medical device applications, principally for use in supporting the wound healing process, including devices based on tissue engineering, and in drug delivery devices. Our strategy for most of our programs is to enter into collaborative development agreements with product marketing and distribution companies. Although these relationships, to the extent any are consummated, may provide significant near-term revenues through up-front licensing fees, research and development payments and milestone payments, we expect to continue to incur operating losses for the next several years.


Results of Operations

We recognized $145,000 in contract and licensing revenue for the three months ended June 30, 2005 as compared to $199,000 for the three months ended June 30, 2004. For the six-month period ended June 30, 2005, we recognized $658,000 in contract and licensing income compared to $388,000 for the same period in 2004. The contract revenue for the three and six months ended June 30, 2005 was for research and development services for Spine Wave associated with the development of an injectable spinal disc nucleus product for the treatment of lower back pain. The increase in contract and licensing revenue in 2005 is due primarily to a $250,000 benchmark payment from Genencor International. During the six month period ended June 30, 2005, our work for Spine Wave has focused on production of the injectable spinal disc nucleus product Spine Wave's clinical trials in Europe and in anticipation of approval of an Investigational Device exemption from the Food and Drug Administration requesting permission to initiate human clinical trials in the United States.

Interest income was $16,000 and $16,000 respectively for the three months and six months ended June 30, 2005 versus $1,000 and $3,000 respectively for the same periods in 2004.

Research and development expenses for the three and six-month periods ended June 30, 2005 were $692,000 and $1,248,000 respectively, compared to $588,000 and
$1,227,000 for the same periods in 2004. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and our other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2005 were $1,887,000 and $2,280,000 respectively as compared to $400,000 and $803,000, respectively, for the same periods in 2004. This increase is due primarily to the inclusion of a non-cash expense in the second quarter of 2005 in the amount of $1,245,000 related to the issuance of warrants for services to William N. Plamondon III, the Company's recently appointed Chief Executive Officer (See Note 8 to the Condensed Financial Statements), and to increased personnel costs in 2005 and legal, accounting, and investor relation costs incurred in connection with the private placements closed in 2005. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future as support for our research and development and manufacturing efforts require additional resources.

For the quarter ended June 30, 2005, we recorded a net loss applicable to common shareholders of $2,487,000 or $0.04 per share, as compared to a net loss of $858,000, or $0.02 per share for the same period in 2004. For the six months ended June 30, 2005, we recorded a net loss applicable to common shareholders of $3,559,000 or $0.07 per share, as compared to a net loss of $1,778,000, or $0.05 per share for the same period in 2004. In addition to the $1,245,000 charge to earnings associated with the issuance of the warrants for services to William N. Plamondon III, the net loss and the net loss per share also included in each of the three-month and the six-month periods of 2005 and 2004 $69,000 and $619,000, respectively, for undeclared dividends and/or imputed related to our preferred stock.

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

To date we believe that inflation and changing prices have had only a modest effect on our continuing operations. However, increases in utility costs, insurance and employee benefits may have a greater impact on our profitability in the future.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and short-term investments totaling $4,667,000 as compared to $82,000 at December 31, 2004. As of June 30, 2005, we had a working capital of $4,392,000, compared to a negative working capital of $1,531,000 at December 31, 2004.

As of June 30, 2005, we did not have any off balance sheet financing activities and did not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2005 or December 31, 2004. For the six month period ended June 30, 2005, our cash expenditures for capital equipment and leasehold improvements totaled $121,000, compared with $1,518 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2005 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at desirable rates and terms.

We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of August 1, 2005, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the first quarter of 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently engaged in discussions with potential financing sources and collaborative partners regarding funding in the form of license fees, milestone payments and research and development payments. There can be no assurance that any of these fundings will be consummated in the timeframes necessary to allow us to continue operations or favorable terms. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.


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

                                    PART II.
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

           The annual meeting of stockholders was held on May 19, 2005. Proposals I and II were approved. The results are as follows:

            Proposal I

            The following directors were elected at the meeting to serve a one-year term as directors:


                                                                                                      Broker
                                                    For              Against         Abstained       Non-Vote

                                                  ------------    -------------    ------------    ------------
            J. Thomas Parmeter, Ph.D.               31,300,300        47,350                 0                0
            William N. Plamondon, III               31,325,050        22,600                 0                0
            Donald S. Kaplan, Ph.D.                 31,323,050        24,600                 0                0
            Edward G. Cape, Ph.D.                   31,324,650        23,000                 0                0
            Kerry L. Kuhn, M.D.                     31,325,050        22,600                 0                0
            Steven M. Lamon                         31,324,050        23,600                 0                0
            James B. McCarthy                       31,325,050        22,600                 0                0
            Steve Peltzman                          31,325,050        22,600                 0                0


            Proposal II

            Ratification of appointment of Peterson & Co. as the Company's independent auditors for fiscal year 2005:
                                                                                                      Broker
                                                       For            Against        Abstained       Non-Vote
            ---------------------------------------------------------------------------------------------------
                                                    31,343,800        3,000                850                0


Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits

                    10.1 Form of Warrant to Purchase Shares of Common Stock of
                         Protein Polymer Technologies, Inc., issued to William
                         N. Plamondon, III.

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

           b. Reports on Form 8-K

                  On April 1, 2005, the Company filed a Current Report on Form 8-K announcing the initial closing of a sale of common stock and warrants to a combination of accredited and institutional investors.

                  On April 7, 2005, the Company filed a Current Report on Form 8-K disclosing the purchase and warrant agreements associated with the previously announced sale of common stock and warrants.

                  On April 13, 2005, the Company filed a Current Report on Form 8-K announcing the election of William N. Plamondon, III as the Company's Chief Executive Officer.

                  On April 21, 2005, the Company filed a Current Report on Form 8-K announcing a second closing of the sale of common stock and warrants, and the combined results of the transactions.

                  On April 28, 2005, the Company filed a Current Report on Form 8-K announcing the election of James B. McCarthy to the Company's Board of Directors, and Board approval of the issuance to William N. Plamondon, III of a warrant to purchase 2 million shares of the Company's common stock.

                  On July 20, 2005, the Company filed a Current Report on Form 8-K announcing that on July 12, 2005, Protein Polymer Technologies, Inc. entered into a non-binding, letter of intent with Surgica Corporation to acquire Surgica's assets through a combination of the Company's common stock and cash.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PROTEIN POLYMER TECHNOLOGIES, INC.



             Date:    August 15, 2005        By  /s/  William N. Plamondon, III
                                                 ------------------------------
                                                 William N. Plamondon, III
                                                 Chief Executive Officer


             Date:     August 15, 2005       By  /s/  Janis Y. Neves
                                                 -------------------
                                                 Janis Y. Neves
                                                 Director of Finance, Controller
                                                 and Corporate Secretary

                                  EXHIBIT INDEX


Exhibit
Number            Description

   10.1 Form of Warrant to Purchase Shares of Common Stock of Protein Polymer Technologies, Inc., issued to William N. Plamondon, III.

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