Form 10QSB
period 2005-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2005-11-14
CIK 858155

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No __X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2005, 67,265,905 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X__


================================================================================

                       PROTEIN POLYMER TECHNOLOGIES, INC.

                                   FORM 10-QSB

INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Balance Sheets -
September 30, 2005 and December 31, 2004 ...................................3

               Statements of Operations -
                     For the three months and nine months ended
                     September 30, 2005 and 2004 and the period
                     July 6, 1988 (inception) to September 30, 2005.........4

               Statements of Cash Flows -
                     For the nine months ended September 30, 2005
                     and 2004 and the period July 6, 1988
                     (inception) to September 30, 2005......................5

              Notes to Financial Statements.................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation....10

Item 3.       Controls and Procedures......................................14


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................15


              Signatures...................................................16

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)


                                                                                        September 30,      December 31,
                                                                                            2005              2004
                                                                                     --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $     3,248,018   $        82,222
   Contract receivable                                                                          44,400                 -
   Rent receivable, current portion                                                             88,477            60,000
   Prepaid expenses                                                                             47,122            12,770
                                                                                     --------------------------------------
Total current assets                                                                         3,428,017           154,992

Deposits                                                                                        30,479            29,679
Rent receivable, net of current portion and reserve                                             41,050           104,527
Notes receivable                                                                               199,496                 -
Deferred acquisition costs                                                                      55,115                 -
Equipment and leasehold improvements, net                                                      272,121            84,580
                                                                                     --------------------------------------
                                                                                       $     4,026,278   $       373,778
                                                                                     ======================================
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                                                    $       430,695   $       315,357
   Deposits payable                                                                                  -            33,000
   Notes payable, related party                                                                      -         1,032,842
   Accrued expenses                                                                            163,415           201,910
   Deferred revenue                                                                                  -           102,784
                                                                                     --------------------------------------
Total current liabilities                                                                      594,110         1,685,893

Stockholders' equity (deficit):
    Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized,
     66,245 and 82,945 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively - liquidation preference of $6,624,500 and
     $8,294,500 at September 30, 2005 and December 31, 2004, respectively                    6,079,917         7,749,917
    Common stock, $.01 par value, 120,000,000 shares authorized, 67,265,905 and
     39,651,123 shares issued and outstanding at September 30, 2005 and December
     31, 2004, respectively                                                                    672,670           396,523
   Additional paid-in capital                                                               54,077,187        43,278,106
   Deficit accumulated during development stage                                            (57,397,606)      (52,736,661)
                                                                                     --------------------------------------
Total stockholders' equity (deficit)                                                         3,432,168        (1,312,115)
                                                                                     --------------------------------------
                                                                                       $     4,026,278   $       373,778
                                                                                     ======================================
See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)


                                                                                                               For the period
                                                                                                                July 6, 1988
                                                                                                               (inception) to
                                             Three months ended                      Nine months ended          September 30,
                                               September 30,                           September 30,
                                          2005               2004                 2005             2004            2005
                                   -------------------------------------------------------------------------------------------
Revenues:
   Contract revenue                $          44,400    $     19,523     $      702,396      $     407,939   $  12,011,435
   Product and other income                    1,756               -              2,856                  6         697,640
                                   ------------------------------------ ------------------------------------ -----------------
Total revenues                                46,156          19,523            705,252            407,945      12,709,075

Expenses:
   Research and development                  661,040         530,056          1,909,415          1,756,610      38,938,983
   Selling, general and
   administrative                            640,031         461,222          2,920,028          1,263,471      24,615,188
                                   --------------------------------------- --------------------------------- -----------------
Total expenses                             1,301,071         991,278          4,829,443          3,020,081      63,554,171
                                   --------------------------------------- --------------------------------- -----------------

Net loss from operations                  (1,254,915)       (971,755)        (4,124,191)        (2,612,136)    (50,845,096)

Other income (expense):
   Interest income                            15,750             273             31,951              3,098       1,302,774
   Interest expense                             (249)           (110)           (87,123)            (2,508)       (353,659)
                                   --------------------------------------- -------------------------------- ------------------
Total other income (expense)                  15,501             163            (55,172)               590         949,115
                                  --------------------------------------- --------------------------------- ------------------

Net loss                                  (1,239,414)       (971,592)        (4,179,363)        (2,611,546)    (49,895,981)

Undeclared, imputed and/or
   paid dividends on
   preferred stock                            69,980          69,980            689,242            207,659      10,388,750
                                   --------------------------------------- ------------------------------- -------------------

Net loss applicable to
   common shareholders             $      (1,309,394)   $ (1,041,572)    $   (4,868,605)     $  (2,819,205)  $ (60,284,731)
                                   ===========================================================================================

Basic and diluted net loss
   per common share                $           (0.02)   $      (0.03)    $        (0.09)     $       (0.07)
                                   =========================================================================

Shares used in computing
  basic and diluted net loss
  per common share                        67,262,112      38,113,618         55,846,564         37,840,496
                                   =========================================================================

See accompanying notes.


                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)


                                                                                                   For the period July
                                                                                                   6, 1988 (inception)
                                                                      Nine months ended              to September 30,
                                                                        September 30,
                                                                   2005               2004                 2005
                                                           ------------------------------------------------------------
  Operating activities
  Net loss                                                     $ (4,179,363)      $ (2,611,546)   $ (49,895,981)
  Adjustments to reconcile net loss to net cash used
  for operating activities:
      Depreciation and amortization                                  30,340             23,757        2,476,650
      Stock issued for compensation and interest                          -                  -          472,676
      Warrants and options issued for services                    1,247,132                  -        1,247,132
      Amortization of discounts on notes payable                     56,493             73,966          171,835
      Write-off of purchased technology                                   -                  -          503,500
  Changes in operating assets and liabilities:
      Deposits                                                         (800)              (800)         (30,479)
      Prepaid expenses                                              (34,352)              (768)         (47,122)
      Rent receivable                                                35,000              5,000         (129,527)
      Contracts receivable                                          (44,400)           252,026          (44,400)
      Accounts payable                                              115,338             81,894          430,695
      Deposits payable                                              (33,000)                 -                -
      Accrued expenses                                               15,360              4,269          217,270
      Advance                                                             -            147,883                -
      Deferred revenue                                             (102,784)                 -                -
      Deferred rent                                                       -            (18,083)               -
                                                           ------------------------------------------------------------
  Net cash used for operating activities                         (2,895,036)        (2,042,402)     (44,627,751)

  Investing activities
      Purchase of technology                                              -                  -         (570,000)
      Purchase of equipment and improvements                       (217,881)            (1,517)      (2,036,743)
      Purchases of short-term investments                                 -                  -      (16,161,667)
      Sales of short-term investments                                     -                  -       16,161,667
      Notes receivable                                             (199,496)                 -         (199,496)
      Deferred acquisition costs                                    (55,115)                 -          (55,115)
                                                          -------------------------------------------------------------
Net cash used for investing activities                        $    (472,492)                 -   $   (3,131,354)



       See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                   For the period July
                                                                                                   6, 1988 (inception)
                                                                     Nine months ended              to September 30,
                                                                       September 30,
                                                                    2005                2004                2005
                                                            --------------------------------------------------------------
   Financing activities
      Net proceeds from exercise of options and warrants,
        and sale of common stock                               $    6,423,324     $       236,076     $    30,427,795
      Net proceeds from issuance and conversion of
        preferred stock                                                     -                   -          18,398,068
      Net proceeds from convertible notes and detachable
        warrants                                                            -                   -           1,068,457
      Payments on capital lease obligations                                 -                   -            (288,770)
      Proceeds from notes payable                                           -             900,000             484,323
      Payments on note payable                                              -                   -            (242,750)
      Proceeds from issuance of debt - related party                  260,000                   -           1,310,000
      Payments on notes payable - related party                      (150,000)                  -            (150,000)
                                                            --------------------------------------------------------------
   Net cash provided by financing activities                        6,533,324           1,136,076          51,007,123
                                                            --------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents             3,165,796            (907,843)          3,248,018

   Cash and cash equivalents at beginning of period                    82,222           1,085,314                   -
                                                            --------------------------------------------------------------
   Cash and cash equivalents at end of period                  $    3,248,018    $        177,471      $    3,248,018
                                                            ==============================================================

   Supplemental disclosures of cash flow information
      Interest paid                                            $       87,123   $          86,132   $         238,317

   Non Cash Investing and Financing Activity
      Equipment purchased by capital leases                                 -                   -             288,772
      Imputed dividend on Series E stock                                    -                   -           3,266,250
      Imputed dividend on Series I stock                                    -                   -           1,928,237
      Imputed dividend on warrant repricing                           481,552                   -           1,624,943
      Conversion of Series D preferred stock to common
        stock                                                               -                   -           2,142,332
      Conversion of Series E preferred stock to common
        stock                                                               -                   -           5,277,813
      Conversion of Series G preferred stock to common
        stock                                                          20,000                   -             870,000
      Conversion of Series I preferred stock to common
        stock                                                       1,650,000                   -           1,855,000
      Series D stock issued for Series C stock                              -                   -           2,073,925
      Series C dividends paid with Series D stock                           -                   -             253,875
      Series D dividends paid with common stock                             -                   -             422,341
      Conversion of notes payable and accrued interest to
        common stock and warrants                                   1,213,885                   -           1,213,855
      Warrants issued for financing fees                              608,371                   -             608,371



  See accompanying notes.

                       PROTEIN POLYMER TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1.    Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months and the nine months ended September 30, 2005 and 2004 and for the period July 6, 1988 (inception) to September 30, 2005 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of December 31, 2004 was derived from the Company's audited financial statements. The results of operations for the three months and the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB and 10KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

                                                          For the three months                    For the nine months
                                                           Ended September 30,                    Ended September 30,
                                                         2005               2004                2005                2004
                                                         ----               ----                ----                ----

Net loss applicable to common
  shareholders, as reported                         $(1,309,394)       $(1,041,572)       $(4,868,605)        $(2,819,205)
Deduct: total stock-based employee
  compensation expense determined
  under fair value based methods for all
  options, net of related tax effects                  (154,642)          (440,073)          (422,936)         (1,828,433)
                                                  ------------------------------------------------------------------------------
Pro forma net loss                                  $(1,464,036)       $(1,481,645)       $(5,291,541)        $(4,647,638)
                                                  ==============================================================================

Earnings per share:
  Basic - as reported                                    (0.02)              (0.03)             (0.09)              (0.07)
  Basic - pro forma                                      (0.02)              (0.04)             (0.11)              (0.12)

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

Note 4.    Promissory Notes Receivable

On July 12, 2005, the Company entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufactures and markets embolization products. The letter of intent was extended by mutual agreement until December 12, 2005. (See Management Discussion and Analysis - Recent Events: Surgica Corporation)

As specified in the Letter of Intent, the Company agreed to advance Surgica certain funds for on-going operations in return for Promissory Notes. As of September 30, 2005, the Company had loaned Surgica a total of $198,000 -- $65,000 on July 12, 2005, $63,000 on July 29, 2005, and $70,000 on September 9,
2005. Each Promissory Note becomes due and payable on January 5, 2008. Interest on the unpaid balance of each Promissory Note accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of September 30, 2005, Surgica had accrued $1,800 in interest payable.

Note 5.    Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities to a third party ("Biopraxis") under a month to month arrangement for $13,000 per month plus utilities. From December 2002 through July 2004, the sublessee did not make monthly rental payments. In August 2004 the sublessee resumed making rental payments and in September 2004, began paying an additional $5,000 per month for credit against past due rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. As of September 30, 2005 the current portion of rent receivable was $88,477 and the long-term portion was $41,050, net of reserve of $128,273.

Note 6.    Equipment and Leasehold Improvements

Equipment and leasehold improvements at September 30, 2005 and December 31, 2004 are comprised of the following:
                                                September 30,     December 31,
                                                     2005              2004
                                           -------------------------------------

     Laboratory equipment                    $    1,369,000     $    1,184,000
     Office equipment                               210,000            200,000
     Leasehold improvements                         329,000            306,000
                                           -------------------------------------
                                                  1,908,000          1,690,000
    Less accumulated depreciation
    and amortization                             (1,636,000)        (1,605,000)
                                           -------------------------------------
                                             $      272,000     $       85,000
                                           =====================================

Depreciation expense was $14,000 for the quarter ended September 30, 2005 and $30,000 for the year ended December 31, 2004.

Note 7.    Exercise and Exchange of Warrants

In January 2005, certain holders of warrants issued in conjunction with the sale of the Company's Series G convertible preferred stock exercised their warrants to purchase 855,303 shares of the Company's common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. In order to induce the warrant holders to exercise their warrants prior to the expiration date, the Company offered to reduce the exercise price of the warrants from $0.55 to $0.33 per share and offered each warrant holder a new warrant, for the same number of shares of the Company's common stock, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants will expire January 31, 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend of $482,000 during the first quarter of 2005 to reflect the additional benefit created for such investors.

Note 8.  Notes Payable, Related Party

On March 31, 2005, notes payable to certain shareholders of $150,000, plus accrued interest of $11,000, were paid in full.

In April 2005, notes payable to certain shareholders entered into during 2004 and 2005, with an aggregate principal balance of $1,160,000, plus accrued interest of $54,000, were converted into common stock and warrants in the equity transaction completed on April 1, 2005.

Note 9.    Common Stock and Warrants

On April 1, 2005, the Company completed the initial closing for the private placement of shares of the Company's common stock at a price of $0.33 per share pursuant to a Securities Purchase Agreement with a group of individual and institutional investors. At the initial closing, the Company sold an aggregate of 12,728,269 shares of its common stock to the initial investors for an aggregate purchase price of $4,200,331, including approximately $1,214,000 of short-term promissory bridge notes and accumulated interest thereon previously issued by the Company to certain of the initial investors which was converted into the Company's common stock. As part of the transaction, the Company also issued warrants to the initial investors which entitle the warrant holders to purchase an aggregate of 6,364,132 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2009.

On or about April 15, 2005, the Company, in a subsequent closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares of the Company's common stock to additional investors for an aggregate purchase price of $3,573,225. As part of the transaction, the Company also issued warrants to the investors, which entitle the warrant holders to purchase an aggregate of 5,413,976 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire on April 15, 2009.

In connection with this private placement, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,773,556 (including approximately $1,214,000 of converted short-term promissory bridge notes, and the accrued interest thereon, previously issued by the Company to certain of the initial investors), together with warrants exercisable for the purchase of an aggregate of approximately 11,778,108 shares of the Company's common stock at an exercise price of $0.50 per share.

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

On April 22, 2005 the Company agreed to issue a warrant to purchase an aggregate of 2,000,000 shares of the Company's common stock to William N. Plamondon, III, a director of the Company who earlier in the month was appointed to serve as the Company's Chief Executive Officer. The warrant is immediately exercisable at an exercise price of $0.67 per share (closing market price at date of grant), and expires three years from the date of grant. In connection with the issuance of the warrant, the Company recorded a non-cash expense of $1,245,295 during the quarter ended June 30, 2005 based on a Black-Scholes model valuation, and a corresponding increase to additional paid in capital.

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

General Overview

Protein Polymer Technologies, Inc., is a development-stage biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants, wound healing support, and drug delivery devices. We have been unprofitable to date, and as of September 30, 2005 had an accumulated deficit of $57,000,000.

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

Because of the breadth of commercial applications of our technology and the risks associated in any one program, we are pursuing multiple routes for commercial development. Currently, we are independently developing the incontinence and the dermal augmentation products, which share similar technology and product characteristics. We have entered into a comprehensive license and development agreement with Genencor International for their use of our materials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world's largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we could receive payments, upon the accomplishment of specified milestones and royalties on the sale of products, if any. To accelerate the development and commercialization of our spinal disc repair product, we entered into agreements with Spine Wave, Inc., which we expect will provide us with both near term research and development support and royalties on the sale of licensed products, if any.

Recent Events: Surgica Corporation

On July 12, 2005, the Company entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufactures and markets embolization products. The letter of intent was amended on October 13, 2005 in order to extend the provisions contained in the non-binding letter of intent to December 12, 2005. The Company and Surgica continue to negotiate toward this transaction but there can be no assurance that the transaction will occur, or if it does, on terms currently contemplated in the letter of intent. (See Note 4 of notes to condensed financial statements above.)

Significant Collaborative Agreements

Our collaborative development agreements generally provide for specific payments for defined activities and services, royalties on the sales of developed products, and/or payments upon the accomplishment of specified performance benchmarks. Certain of these agreements also provide for equity investments or other financial incentives. We usually enter into technology license agreements in connection with collaborative development agreements, but occasionally we will agree to license certain of our technologies without an accompanying development agreement.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship and provided us with additional equity incentives in the form of Spine Wave common stock and warrants to purchase Spine Wave common stock. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, our contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave, including both direct costs and associated overhead costs, are reimbursed. Spine Wave is responsible for clinical testing, regulatory approvals and commercialization. For the quarter ended September 30, 2005 and for the period from project inception to September 30, 2005, we received $44,000 and $5,221,000, respectively, in contract revenue from Spine Wave, which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 2002 consist of a four year warrant to purchase (a) 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (recently issued Spine Wave preferred stock was priced at $0.55 per share), and (b) 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). As of September 30, 2005, two of the three performance goals had been met.

In October 2003, we executed a second amendment to the supply and services agreement with Spine Wave that further defined the cost basis for reimbursement of services provided by us to Spine Wave.

Significant License Agreements

Our license agreements customarily include provision for up-front compensation and eventual royalties on the sale of licensed products, if any. Terms of license agreements customarily commence as of the date executed and continue for a period of the greater of twenty (20) years from execution date or the date upon which the last of the patented technology under license expires.

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

In exchange for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products developed by Genencor incorporating the technology under license, if any, would be calculated based on a royalty rate to be determined at a later date. In addition, the Company is entitled to receive up to $5 million in milestone payments upon Genencor's achievement of various specified industrial product development milestones incorporating the licensed technology. There is no limitation on the amount of milestone payments we can receive from Genencor for Genencor's product development in the field of non-medical personal care products. In March 2005 we received a second license milestone payment of $250,000 from Genencor for Genencor's initiation of a product development project based on technology licensed from us.

In connection with the license agreement, the Company issued Genencor two warrants, each convertible by formula into $500,000 of our common stock. The first warrant has expired. The second warrant may be exercised for 1,250,000 shares of our common stock at an exercise price of $0.40 per share. As a result of the collaboration, in 2000, we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of our common stock, valued at $319,000). The license agreement terminates on the date of expiration of the last remaining patent.

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

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. Due to the rate of patient enrollment, we now project beginning pivotal clinical testing in 2006. We expect that these trials, including patient follow-up, will take approximately 24 months and that the subsequent Food and Drug Administration review of our pre-market approval submission may take an additional 12 months. Assuming that this schedule is met and the product is approved, and that the requisite capital is available, U.S. sales of the product are projected to begin by the end of 2008. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million.

Our tissue augmentation product for use in cosmetic and reconstructive surgery applications is in pilot human clinical testing. We recently obtained FDA approval to expand the pilot clinical study to obtain additional data in support of our application to begin a pivotal clinical study. We now project beginning pivotal clinical testing in early 2006. We expect that these trials, including patient follow-up, will take approximately 15 months, and that the subsequent Food and Drug Administration review of our pre-market approval submission may take up to an additional 12 months. Assuming that this schedule is met and the product is approved, and that the requisite capital is available, U.S. sales are projected to begin in late 2007. Our estimate for the pivotal clinical trial has been updated and is now projected to cost approximately $3.2 million. Our tissue augmentation product is based on the same manufacturing technology as our product for the treatment of female stress urinary incontinence, and thus, the incremental cost of manufacturing development is estimated to be approximately $0.1 million.

Our product for sealing tissue following pulmonary, abdominal and cardiovascular surgery is in preclinical development. We project that we will file an Investigational Device Exemption with the FDA requesting permission to begin human clinical trials in the second quarter of 2006.

We currently do not have sufficient cash to complete the development of all these products. We expect to obtain the necessary cash either by additional equity financings, by sharing the cost of development with potential marketing partners or by a combination of both methods. If we are unable to obtain the necessary cash, we would not be able to complete product development, which will have a material adverse effect on us.

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., initiated clinical testing of the product in Europe in 2004, and is seeking approval from the U. S. Food and Drug Administration to begin human clinical testing in the United States under an Investigational Device
Exemption. Spine Wave controls the timing of this project. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process and product production for both clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the quarter ended September 30, 2005, and for the period from project inception to such date are approximately $189,000 and $5,044,000 respectively.

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

Results of Operations

We recognized $44,000 in contract and licensing revenue for the three months ended September 30, 2005 as compared to $20,000 for the three months ended September 30, 2004. For the nine-month period ended September 30, 2005, we recognized $702,000 in contract and licensing income compared to $408,000 for the same period in 2004. The contract revenue for the three and nine months ended September 30, 2005 was for research and development services for Spine Wave. The increase in contract and licensing revenue in 2005 is due primarily to a $250,000 benchmark payment from Genencor International. During the nine month period ended September 30, 2005, our work for Spine Wave has focused on production of the injectable spinal disc nucleus product for Spine Wave's clinical trials in Europe and in anticipation of approval of an Investigational Device exemption from the Food and Drug Administration requesting permission to initiate human clinical trials in the United States.

Interest income was $16,000 and $32,000, respectively ,for the three months and nine months ended September 30, 2005, versus $273 and $3,000, respectively, for the same periods in 2004.

Research and development expenses for the three and nine-month periods ended September 30, 2005 were $661,000 and $1,909,000, respectively, compared to $530,000 and $1,757,000, respectively, for the same periods in 2004. We expect, in general, that our research and development, human clinical testing and manufacturing expenses will increase over time if our incontinence and dermal products, and our other products in development, successfully progress and additional capital is obtained.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2005 were $640,000 and $2,920,000, respectively, as compared to $461,000 and $1,263,000, respectively, for the same periods in 2004. This increase is due primarily to the inclusion of a non-cash expense in the second quarter of 2005 in the amount of $1,245,000, related to the issuance of warrants for services to William N. Plamondon III, the Company's Chief Executive Officer (See Note 8 to the Condensed Financial Statements), and to increased personnel costs in 2005 and legal, accounting, and investor relation costs incurred in connection with the private placements closed in 2005. In the third quarter of 2005 we recorded a non-cash expense of $1,800 related to the issuance of options to Howard Asher, our newly contracted consultant. We expect that our selling, general and administrative expenses will remain largely unchanged in the near term, but may increase in the future, to the extent capital is available, as support for our research and development and manufacturing efforts require additional resources.

For the quarter ended September 30, 2005, we recorded a net loss applicable to common shareholders of $1,309,000, or $0.02 per share, as compared to a net loss of $1,042,000, or $0.03 per share, for the same period in 2004. For the nine months ended

September 30, 2005, we recorded a net loss applicable to common shareholders of $4,868,000, or $0.09 per share, as compared to a net loss of $2,819,000, or $0.07 per share, for the same period in 2004. In addition to the $1,245,000 charge to earnings associated with the issuance of the warrants for services to William N. Plamondon III in the second quarter of 2005, and the $1,800 associated with the issuance of options for services to Howard Asher in the third quarter of 2005, the net loss and the net loss per share also included $70,000 and $689,000 in each of the three-month and the nine-month periods of 2005, respectively, and $70,000 and $208,000, respectively, for the same periods in 2004 for undeclared dividends and/or imputed dividends related to our preferred stock.

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

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and short-term investments totaling $3,248,000 as compared to $82,000 at December 31, 2004. As of September 30, 2005, we had a working capital of $2,834,000, compared to a negative working capital of $1,531,000 at December 31, 2004.

As of September 30, 2005, we did not have any off balance sheet financing activities and did not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2005 or December 31, 2004. For the nine month period ended September 30, 2005, our cash expenditures for capital equipment and leasehold improvements totaled $218,000, compared with $1,517 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will continue to increase in 2005 for laboratory renovations and additional equipment required to meet the FDA's applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at desirable rates and terms.

We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of October 1, 2005, in combination with continuing contractual commitments, will be sufficient to meet our anticipated capital requirements through the first quarter of 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently engaged in discussions with potential financing sources and collaborative partners regarding funding in the form of license fees, milestone payments and research and development payments. There can be no assurance that any of these fundings will be consummated in the timeframes necessary to allow us to continue operations or favorable terms. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.


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

           b. Reports on Form 8-K

                  On July 20, 2005,  the Company filed a Current  Report on
                  Form 8-K announcing that on July 12, 2005, the Company entered into a non-binding, letter of intent with Surgica Corporation to acquire Surgica's assets through a combination of the Company's common stock and cash.

                  On September 9, 2005, the Company filed a Current Report on Form 8-K announcing that on September 9, 2005, the Company sent a noticed to the American Stock Exchange expressing its intention of withdrawing its application for listing on the American Stock Exchange, filed on April 29, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PROTEIN POLYMER TECHNOLOGIES, INC.



      Date:  November 14, 2005          By  /s/  William N. Plamondon, III
                                           -------------------------------
                                           William N. Plamondon, III
                                           Chief Executive Officer


      Date:  November 14, 2005         By  /s/  Janis Y. Neves
                                           -------------------
                                           Janis Y. Neves
                                           Director of Finance, Controller
                                           and Corporate Secretary

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