Form 10KSB
period 2005-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-04-03
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________________ to ______________________________

Commission file number 0-19724

PROTEIN POLYMER TECHNOLOGIES, INC.

(Exact Name of small business issuer in its charter)

Delaware	33-0311631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 Sorrento Valley Road, San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (858) 558-6064

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No  X

The issuer’s revenues for the most recent fiscal year were $867,000.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of March 21, 2006 was $13,101,399. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the registrant’s common equity outstanding as of March 21, 2006 was 67,311,408.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006 with respect to the registrant’s 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ___  No  X

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

Page

PART I		2
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II		16
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	16
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7.	Financial Statements	F-1
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 8A.	Controls And Procedures	25
Item 8B.	Other Information	25
PART III		16
Item 13.	Exhibits	25
Signatures		31

-i-

PART I

Item 1.	Business

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

Company Background

Protein Polymer Technologies, Inc., a Delaware corporation, is a biotechnology company incorporated on July 6, 1988. We are engaged in the research, development and production of bio-active devices to improve medical and surgical outcomes. Through our patented technology to produce proteins of unique design, biological and physical product components are integrated to provide for optimized clinical performance. Additionally, the Company is committed to the acquisition of faster-to-market medical products in certain complementary growth markets.

We are focused internally on developing protein polymers that are useful in products for (1) soft tissue augmentation, (2) tissue adhesives and sealants, and (3) drug delivery devices. Our products are based on a new generation of biomaterials designed to aid in the process of bodily repair by promoting the healing of tissue and restoration or augmentation of its form and function. These platform biomaterials are genetically engineered, high molecular weight proteins, processed into products with tailored physical structure and biological characteristics.

Our internal product development efforts are targeted toward a variety of markets based on a common biomaterials platform. These include the development of a urethral bulking agent for the treatment of female stress urinary incontinence, an injectable disc nucleus for the treatment of injured or degenerated spinal discs, and strong and fast-setting, resorbable surgical sealants for use in general and cardiovascular procedures following primary wound closure. Other markets of interest, which are in an earlier stage of development, include those for adhesion barriers, scaffolds for wound healing and tissue engineering, and drug delivery devices. Through a recent license agreement, the Company is developing and commercializing embolization products based on polyvinyl alcohol, a synthetic polymer with a long history of use in medical products. Three of these product are already cleared by the U.S. Food and Drug Administration (FDA) for commercial sale. Embolization products are used to embolize arteries for the treatment of uterine fibroids, hypervascularized tumors, and neurovascular conditions.

We also have also developed coating technology that can efficiently modify and improve the surface properties of traditional biomedical devices. Our primary goal is to develop medical products for use inside the body with significantly improved patient outcomes as compared to current products and practices.

We began studies to identify our most promising materials technology for use in soft tissue augmentation products in 1996. In December 1999, we initiated human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. This pilot clinical study is ongoing. The investigational device exemption approved by the FDA allows us to test the safety and effectiveness of the incontinence product in women over the age of 40 who have become incontinent due to the shifting of their bladder or the weakening of the muscle at its base that controls the flow of urine, or both problems combined.

In January 2000, we entered into an agreement with Femcare, Ltd. for the commercialization of our incontinence product in Europe and Australia. In 2004, Femcare notified us that it was going to close its urology business. Subsequently, by mutual agreement, the license to Femcare was terminated.

The soft tissue augmentation materials technology underlying the incontinence product has the potential to be useful in a number of other clinical applications. In November 2000, the FDA approved our investigational device exemption to begin human clinical testing of a tissue augmentation product based on this technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.). In April 2001, we initiated human clinical testing of the product. Based on a number of factors, including the projected time to market, the competitive environment, the uncertainty of achieving our product design goals, and the expenses associated with the program, we have decided that it is in the best interests of the Company not to continue our independent development efforts for this product.

Between 1994 and 1997, our efforts were focused predominantly on the development of tissue adhesive and sealant technology. We have demonstrated the ability to create products with a broad range of properties. These include formulations that resorb very quickly to those that resorb very slowly and formulations that set very quickly to those that set much slower. The properties required of the product depend on how it is to be used.

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

As a result of the agreements we executed, Spine Wave has acquired an exclusive, worldwide license to our technology for use in spinal and other defined orthopedic applications. In return, we received equity in Spine Wave and we will receive royalties on the sale or sublicensing of licensed products, if any. In addition to the license agreement, we agreed in a separate supply and services agreement, to provide Spine Wave with certain research and development services, including supply of materials to Spine Wave for preclinical and clinical testing. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. In 2004, Spine Wave’s NuCore™ Injectable Disc Nucleus product based on the licensed technology began human clinical testing in Europe. In February 2006, Spine Wave began human clinical testing in the U. S.

In 2004, we completed feasibility assessments of a surgical sealant formulation for cardiovascular, pulmonary (lung) and gastrointestinal procedures. Preclinical studies are currently being completed to support regulatory approval to begin human clinical testing. We expect to begin a clinical study for one of these indications before the end of 2006.

In December 2005, we entered into agreements with Surgica Corporation, including a license agreement for the exclusive rights to their technology and products, including three FDA-cleared arterial embolization devices. These devices are based on a patented manufacturing process for producing polyvinyl alcohol foam particles. Embolization products are used to treat a variety of medical conditions by blocking blood flow to tissues, damaged blood vessels, vascular malformations and tumors including uterine fibroids. Additionally, we acquired an option to purchase all of the assets of Surgica, entered into a supply and services agreement for Surgica to provide us with, among other services, product for commercial distribution, and had Surgica’s distribution agreement with AngioDynamics, Incorporated assigned to us.

Our cash balance as of December 31, 2005 was $1,212,000. We believe this amount in combination with continuing contractual commitments is sufficient to meet our anticipated capital requirements through the end of March 2006. The Company is currently negotiating the terms of a $1 million bridge loan, although there is no assurance that this loan will be consummated in the time frame needed for continuing operations. If the Company is successful in obtaining the loan, we believe the existing cash in combination with the proceeds of the loan will be sufficient to meet the Company's anticipated capital requirements through the end of May 2006. Substantial additional capital resources will be required to fund our research, development, manufacturing and business development activities. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in discussions with potential financing sources and collaborative partners and funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these alternatives will be consummated in the timeframe needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations. (See the Liquidity and Capital Resources section of Management's Discussion and Analysis for further discussion.)

To the extent sufficient resources are available, we will continue to research the use of our technology for other tissue repair and medical device applications, principally for use in supporting the wound healing process, including devices based on tissue engineering, and in drug delivery devices.

Protein Polymer Technology

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

Through our proprietary core technology, we produce high molecular weight polymers that can be processed into a variety of material forms such as gels, sponges, films, and fibers, with their physical strength and rate of resorption tailored to each potential product application. These polymers are constructed of the same amino acids as natural proteins found in the body. We have demonstrated that our polymers can mimic the biological and chemical functions of natural proteins and peptides, such as the attachment of cells through specific membrane receptors and the ability to participate in enzymatic reactions, thus overcoming a critical limitation of conventional biomaterials. In addition, materials made from our polymers have demonstrated excellent biocompatibility in a variety of preclinical safety studies.

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

This ability is fundamental to our current primary product research and development focus — tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extracellular matrix (“ECM”), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, the ability to structure the cells’ ECM environment allows the protein messages they receive — and their activity — to be controlled.

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

Technology Licensed from Surgica Corporation

There are a number of medical conditions where the healing of tissue and the restoration or augmentation of its form and function are not the treatment goals. In these instances, the treatment goal is to kill and ultimately remove tissues that are not functioning correctly and which are creating a significant risk of or causing death and disability to patients. Examples include arteriovenous malformations in the brain, skin or other organs, and hypervascularized tumors, including uterine fibroids. In cases of trauma or otherwise, there are situations where internal blood loss must be stopped quickly, without immediate surgery, if possible.

Interventional radiologists have developed procedures for delivering devices to physically block the flow of blood in vessels, termed embolization. Typically, metal coils or particles made from synthetic polymers are delivered through catheters to the targeted embolization site to initiate a blood clotting reaction. An occlusive mass forms comprising the coil or particles, clotted blood, and ultimately fibrous tissue generated in response to the injury (the embolization procedure). In this use of biomaterials, the role of the biomaterial is to effectively slow or stop the flow of blood by both mechanical blockage and efficient provocation of the clotting reaction, while avoiding toxicity to the surrounding tissue, or interference with the longer-term tissue response to the injury. For over thirty years, particles made from polyvinyl alcohol (“PVA”) foam have been used for embolization. They can be delivered through a catheter and are thrombogenic, causing blood to clot. They do not resorb appreciably over time, are not toxic and are not known to interfere with the long-term tissue response.

The technology we exclusively licensed from Surgica Corporation relates to their proprietary manufacturing methods and compositions of advanced PVA foam embolization particles. Key particle characteristics include their size, shape, density, compressibility and water-association properties (hydrophilicity). Sizes of particles used in an embolization procedure are related to the size of the vessels they are intended to occlude. Coils are typically used in up to medium-sized vessels, being much larger than particles developed to date. The size of particles used is also determined by the internal diameter of the delivery device and the compressibility of the particles. Shape, either irregular (traditional) or spherical, is related to occlusion characteristics and flow characteristics, i.e. the tendency to clog a catheter during the delivery process. Density and water-association properties are related to the ability of the particles to form suitable suspensions in the injection fluid, typically a mixture of imaging contrast agent and saline.

Surgica’s technology enables manufacture of uniform PVA foam particles in both traditional and spherical shapes. The technology also enables the manufacture of larger spheres than has been possible previously and that are highly compressible and resilient, i.e. capable of expanding back towards their original size after delivery.

Products and Markets for Technology Licensed from Surgica Corporation

The three PVA foam embolization products licensed from Surgica are PVA Plus™, MicroStat™ and MaxiStat™. All are FDA-cleared for commercial distribution and are indicated for use in the endovascular management of arteriovenous malformations and neoplastic lesions when presurgical devascularization is desirable. PVA Plus has been distributed in the U.S. since 2002 by AngioDynamics, Inc.

Traditional PVA foam embolization particles are irregularly shaped but have long been recognized as safe and effective for their intended use. They are manufactured by forming a sponge with an open porous structure that is chopped or ground into small particles and then sorted and sold in a range of different sizes, ranging from about 50 microns to about 1400 microns although sizes up to 2800 microns are available. Due to the methods used to form both the pores and the particles, the resulting particles do not have a very uniform shape (some being long and narrow and others being short and thick) and also have ragged edges where whole pores in the sponge are divided into more than one particle. These attributes cause them to tend to clump together and they may clog delivery catheters or occlude a vessel at other than the intended site.

The key benefits desired by a physician are procedure effectiveness and ease of preparation and use. PVA Plus was designed to address the limitations of traditional PVA foam embolization products. Based on a patented manufacturing process, more uniform particles are produced. We have recently obtained FDA-clearance to begin distribution of PVA Plus already packaged in a syringe. This eliminates the need for the user to transfer particles from a vial into a syringe prior to hydration.

Embosphere™ spherical particles were cleared by the FDA for commercial distribution in 2000, its spherical shape seeking to minimize the disadvantages of traditional PVA foam particles, primarily their clumping together with associated complications. Spherical particles can also penetrate deeper into the vasculature than traditional particles due to their more consistent size. Embosphere is not based on PVA, and requires a more complex composition to make it thrombogenic, and is a hydrogel rather than a porous foam. Some manufacturers later developed products based on PVA, but in a different form than the traditional PVA foam with its long history of effective clinical use.

These spherical particles are packaged in a pre-hydrated state, typically in a saline solution; they must then be mixed with contrast agent as desired for the specific procedure for which they are to be used. Physicians report some inconveniences with this process. In addition, these products are more expensive to manufacture than dry particles and they have shelf-life limitations.

MicroStat™ spherical foam embolization particles are pre-packaged dry in a convenience kit, offering physicians the means to prepare their embolization injections in a quick, simple, neat and clean manner. Based on Surgica’s patented manufacturing process, the product rapidly hydrates directly in the physician’s preferred delivery fluid, like traditional PVA foam particles.

MaxiStat™ particles offer the advantages of a spherical PVA foam embolization particle as an alternative to small coils for up to medium-sized vessels and are packaged individually, dry in a vial, hydrating almost instantaneously in delivery fluid. Beginning at roughly twice the diameter of other spherical particles, it comes in sizes (hydrated) of 2.5 mm, 3.0 mm, 3.5 mm, and 4.0 mm. MaxiStat is compressible and resilient, enabling delivery of a 4.0 mm particle through a 0.038” guidewire compatible catheter, being compressed to only 25% of its original diameter before expanding towards its original size at the targeted embolization site. The product is provided in a convenient procedure kit to facilitate preparation and delivery.

MaxiStat was designed so that a single particle would be capable of achieving complete and rapid embolization in up to medium-sized vessels, versus the typical use of several to many metal coils. It is intended to act like a plug, rather than a sieve, based on its physical structure.

We are preparing to commercially introduce both MicroStat and MaxiStat, as well as the new convenience packaging for PVA Plus, at the Society for Interventional Radiology annual meeting in the 2nd quarter of 2006.

In 2002, Embosphere was FDA-cleared with new labeled indications of embolizing both hypervascular tumors (e.g., as develop in liver cancer) and symptomatic (painful) uterine fibroids. These indications have driven growth in the embolization market and represent larger market opportunities than the management of arteriovenous malformations. Other manufacturers of spherical particles have obtained clearance for the same labeled indications. We are preparing a 510(k) submission to the FDA to obtain the same labeled indications for PVA Plus, MicroStat and MaxiStat and anticipate FDA-clearance in the 3rd quarter of 2006.

One of the most rapidly growing areas for embolization is the non-surgical treatment of uterine fibroids. Approximately 70% of the projected 275,000 hysterectomies performed to treat uterine fibroids in 2005 would benefit from this minimally invasive procedure. We estimate that a conservative annual market potential for uterine fibroid embolization (“UFE”) could exceed $200 million in the U.S. and $400 million worldwide. Embolic agents are also used in the treatment of inoperable liver cancer, a condition which affects approximately 75,000 people in the United States, with an annual market potential of $200 million U.S. and $400 million worldwide.

Product Candidates and Anticipated Markets for Protein Polymer Technology

Our protein polymer technology and materials have the potential to create products useful in a variety of medical markets. Our current development efforts are principally focused on completion of our pilot clinical study for our hydrogel urethral bulking agent, preparations for its scale-up and manufacturing process validation, our work for Spine Wave on a product for spinal disc repair and preclinical development of a new surgical sealant designed to prevent air and fluid leaks following lung, gastrointestinal, and cardiovascular surgery. Opportunities for research and development of product candidates for other medical uses continue to be evaluated.

All of these product candidates are subject to preclinical and clinical testing requirements for obtaining FDA and international regulatory authorities’ marketing approvals. The actual development of product candidates, if any, will depend on a number of factors, including the availability of funds required to research, develop, test and obtain necessary regulatory approvals; the anticipated time to market; the potential revenues and margins that may be generated if a product candidate is successfully developed and commercialized; and the Company’s assessment of the potential market acceptance of a product candidate.

Soft Tissue Augmentation

Soft tissue augmentation applications of our bulking agent include the treatment of stress urinary incontinence, vesico-ureteral reflux, gastroesophageal reflux, fecal incontinence, the reversible blockage of fallopian tubes for birth control and the augmentation of vocal chords. We believe there is a lack of materials with suitable properties for these applications, primarily because materials having the required durability in vivo either lack the requisite biocompatibility or the ability to be easily injected.

Our bulking agent is unique in that it is soluble in water at room temperature. Thus, it can be easily injected through a 30-gauge needle and is able to rapidly spread throughout the native tissue architecture. With the increase from room to body temperature, the polymer solution irreversibly transforms within minutes to a soft, pliable hydrogel. Importantly, the volume of material remains constant in the liquid to gel transition, such that the tissue expansion observed by the physician upon administration will be subsequently maintained. Previously, we have shown gels of similar composition to persist at least 18 months in an animal model.

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

In August 1999, we obtained the FDA’s approval of our investigational device exemption to begin human clinical testing of a product based on our technology for the treatment of female stress urinary incontinence. We began pilot clinical testing of the product’s safety and efficacy in December 1999. We currently project expanding into a multi-site pivotal clinical study in 2006, to the extent resources are available.

We estimate that more than 2.5 million women begin to experience stress urinary incontinence in the United States each year. In most untreated cases, the problem becomes progressively more pronounced. Due to limited efficacy or invasiveness of current treatments, only a small proportion of the women experiencing stress urinary incontinence are clinically treated, relying instead on pads and plugs and the like that only address the symptoms. In contrast, our product is injected, typically in an outpatient procedure, into urethral tissue at the base of the bladder forming a solid implant that provides support to the muscles controlling the flow of urine. We believe that our product, if approved, will prove to be easy for the physician to use, offer enduring effectiveness and avoid most of the other limitations of urethral bulking products on the market or in development. The Company believes the potential annual market in the U.S. for improved urethral bulking agents could exceed $500 million.

Tissue Adhesives and Sealants

Certain tissue adhesives and sealants that seek to avoid the limitations of sutures, staples, pins and screws have been developed and marketed for a number of years outside the United States by other parties. In 1998, the FDA approved two such products for certain uses in the U.S. DermaBond™, a cyanoacrylate adhesive, was approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but are toxic to certain tissues and form relatively brittle plastics. These limitations have historically restricted their use primarily to bonding the outer surfaces of skin together. Tisseel™, a fibrin sealant, was approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

A third category of tissue adhesives combines natural proteins such as collagen or albumin with aldehyde cross-linking agents. The FDA approved one such product, BioGlue®, in 2001 for use as an adjunct to sutures and staples in open surgery to repair large arteries. The aldehyde cross-linking agents employed (i.e. glutaraldehyde, formaldehyde) in such products are known to cause adverse tissue reactions. Additional adhesive and/or sealant products employing other polymer systems and cross-linking agents have also been approved in the U.S. or are under development.

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

Our tissue adhesive technology combines a protein polymer designed specifically to react in a highly efficient manner under physiological conditions with multiple classes of cross-linking agents. These two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues. Chemical cross-linking of the protein polymer allows for the development of a hydrogel with much more robust mechanical properties than can be achieved with the protein polymer alone (i.e. in comparison to our bulking agent). By varying components of the formulation, including the type of cross-linker used, the properties of the final product are tailored to particular clinical needs (e.g., flow properties, set-up speed, adhesive strength and resorption rate).

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

In 2004, we completed feasibility assessments of a surgical sealant formulation for cardiovascular, pulmonary (lung) and gastrointestinal procedures. Preclinical studies are currently being completed to support regulatory approval to begin human clinical testing. We expect to begin a clinical study for one of these indications before the end of 2006, to the extent resources are available. We are seeking to establish additional partnerships to pursue the commercial development of such products.

In these types of applications, the use of sutures and staples for closing the wound may permit leaks of air, in the case of pulmonary surgery, and fluids, particularly blood in any surgery, and also gastrointestinal (GI) fluids in the case of surgery on the colon (GI tract). In such surgeries, the use of an effective sealant — as an adjunct to sutures or staples — to prevent leaks could reduce hospitalization stays, reduce post-operative pain and complications, and lower associated mortality rates. We estimate that about 500,000 gastrointestinal, 300,000 lung, and over 1.5 million cardiovascular surgical procedures are performed each year worldwide where the use of a sealant has the opportunity to significantly reduce complications and costs. The Company believes the potential annual market in the U.S. for a tissue sealant used in these applications could exceed $400 million.

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

Our soft tissue augmentation products, tissue sealants, wound healing matrices, and medical-device coating technology all provide platforms for drug delivery applications, serving as controlled-release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures — attributes which can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the early stages of research.

We also believe that the Surgica technology and products offer platforms for drug delivery applications. Embolization particles used in the treatment of inoperable liver tumors are currently mixed with chemotherapy drugs in the delivery fluid prior to administration.

Manufacturing, Marketing and Distribution

Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA’s Good Laboratory Practices (“GLP”) and other Quality System Regulations (“QSR”). We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations to operate in conformance with FDA requirements. We believe our current polymer production capacity is sufficient for supplying our development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial (“pilot”) clinical testing. To expand beyond initial clinical trials, we will require additional manufacturing capacity.

We are considering several methods for increasing production of our biomedical product candidates to meet pivotal clinical trial and commercial requirements. For example, we may expand our existing facility to produce needed quantities of materials under FDA’s GLP and QSR requirements for clinical and commercial use. Alternatively, we may establish external contract manufacturing arrangements for needed quantities of materials. However, there can be no assurance that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect our margins or our ability to comply with applicable governmental regulations. The actual method or combination of methods that we may ultimately pursue will depend on a number of factors, including availability, cost and our assessment of the ability of such production methods to meet our commercial objectives.

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

PVA Plus, MicroStat and MaxiStat are manufactured by Surgica in their FDA-registered facility in compliance with QSR requirements. The facility has sufficient capacity to meet the projected demand for these products over the next three years. PVA Plus is distributed to the end-use customers by AngioDynamics under a distribution agreement with us. This agreement expires in June 2007. We are currently in discussions with AngioDynamics about extending the agreement and potential distribution of MicroStat and MaxiStat. We are working with Surgica to obtain CE Marks for these products for international distribution. Pending the outcome of the discussions with AngioDynamics, we plan to add additional distributors to market the products worldwide.

Research and Development

Information regarding Company-sponsored research and development activities and contract research and development revenue is set forth below under the heading, “Management’s Discussion and Analysis.”

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

The medical device industry has traditionally licensed from development-stage companies’ product candidates whose safety and efficacy has been demonstrated at least in pilot human clinical trials. In December 1999, we began human clinical testing of our product for the treatment of female stress urinary incontinence. We anticipate beginning human clinical testing of our tissue sealant product before the end of 2006.

Information regarding our significant collaborative and license agreements is set forth below under the heading “Management’s Discussion and Analysis.”

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

Intense Competition

The principal anticipated commercial uses of our biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating our biomaterials would compete with other products that rely on the use of alternative materials. For example, bulking agents for soft tissue augmentation are currently marketed based on bovine and human collagen, hyaluronic acid, a synthetic polymer and, outside the U.S., silicone particles. Similarly, all targeted applications of our potential products will, and the products licensed from Surgica do, compete with other products having the same or similar applications.

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

The United States Patent and Trademark Office has issued twenty-six patents to us. Additionally, we have five U.S. patent applications pending.

We have been granted five U.S. patents which broadly cover the polymer compositions used in our product development efforts and/or the DNA encoding these polymers. These polymers are generally defined by the use of repetitive amino acid sequences found in naturally occurring proteins (e.g., silk, elastin, collagen, keratin). The last of these patents will expire in 2015. Additionally, we have been granted two U.S. patents which specifically cover polymer compositions based on repetitive silk and elastin units and the DNA encoding these polymers. The last of these patents will expire in 2014.

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

We have been granted eight U.S. patents covering our tissue adhesive and sealant technology. Three of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology, fall within the claims of all three of these patents. The last of these patents will expire in 2015. One of the remaining five patents covers the special case of our polymers that are capable of being cross-linked by enzymes, such as those found naturally in the body, which will expire in 2015. The other four remaining patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. These patents will expire in 2017.

We have been granted two U.S. patents covering the methods used to construct the synthetic DNA encoding proteins having repetitive amino acid sequences. The claims of these patents are not limited by the specific amino acid sequence of the polymers produced using the methods. Therefore, they provide very broad coverage of our core technology. Both of these patents will expire in 2014.

We have been granted and maintain eight U.S. patents that are not currently central to our product development focus. However, they either do or may support the interests of licensees of our technology or may support our future product development efforts. One of the patents specifically covers DNA encoding a polymer useful for in vitro cell culture, which will expire in 2010. Two of the patents specifically cover collagen-like proteins and the DNA encoding them, both of which will expire in 2013. One of the patents specifically covers a purification method for silk-like proteins, developed for large-

scale industrial use, which will expire in 2010. Two of the patents specifically cover compositions, formed objects and methods of making such objects, combining traditional thermoplastic resins and proteins providing chemical or biological activity. Both of these patents will expire in 2015. Two of the patents specifically cover our water-insoluble polymers that have been chemically modified to make them water-soluble. The last of these two patents will expire in 2015.

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

In almost all cases, we file for patents in Europe and Japan. Currently, we maintain fifteen issued foreign patents, and five pending foreign applications. One of the issued foreign patents is in Europe and the scope of its claims broadly covers protein polymers having functional activity, including those polymers used in our soft tissue augmentation and tissue adhesive products under development. This patent will expire in 2009. Generally, we only maintain foreign patents or applications in Europe and Japan, unless otherwise required due to our license agreements.

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

We have exclusively licensed Surgica’s technology, which includes one issued U.S. patent, which will expire in 2022. It covers compositions of PVA foam particles that are substantially suspended in injectable, biocompatible liquids and methods for producing them. This patent covers both PVA Plus and MicroStat. Surgica has also filed three provisional patent applications related to MicroStat, MaxiStat, and methods of peparing embolization particles for administration.

In the course of our business, we employ various trademarks and trade names in packaging and advertising our products. We have assigned the federal registration of our ProNectin® trademark and our SmartPlastic® trademark for ProNectin F Activated Cultureware to Sanyo Chemical Industries, Ltd. in connection with the sale to Sanyo of our cell culture business in February 2000. We have exclusive license to Surgica’s trademarks, including PVA Plus, MicroStat and MaxiStat. We intend to protect and promote all of our trademarks and, where appropriate, will seek federal registration of our trademarks.

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

Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. We are required to be in compliance with many of the FDA’s regulations to conduct testing in support of product approvals; in particular, compliance with the FDA’s Good Laboratory Practices (GLP) and applicable Quality System Regulations (QSR). Where we have conducted such testing, our company may choose to file product approval submissions ourselves or maintain with the FDA a “Master File” containing, among other items, such test results. A Master File can then be accessed by the FDA in reviewing particular product approval submissions from companies commercializing products based on our materials.

There can be no assurance that we, or our customers, will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that we will be able to maintain a Master File in accordance with FDA regulations. In either case, our anticipated business could be adversely affected. To the extent we manufacture medical devices, or a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA’s QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, e.g., ISO 13485 issued by the International Organization for Standardization, is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 13485 standards are similar to the FDA’s QSR.

In August 1999, we obtained the FDA’s approval of our investigational device exemption to begin human clinical testing of our product for the treatment of female stress urinary incontinence. We initiated clinical testing of this product in December 1999. We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations, to operate in conformance with FDA requirements.

In February 2006, we obtained FDA-clearance under a 510(k) filing for PVA Plus, MicroStat and MaxiStat in new convenience kits.

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

Product Liability and Absence of Insurance

Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to beginning human clinical testing of our investigational devices, we procured product liability insurance. Prior to shipping the products licensed from Surgica, we obtained the applicable product liability insurance. We are maintaining the insurance, expanding the coverage as appropriate in concert with the development and use of our products. There can be no assurance, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our business.

Executive Officers of the Registrant

Name	Age	Position with the Company
J. Thomas Parmeter, Ph.D.	66	Chairman of the Board of Directors
William N. Plamondon, III	58	Chief Executive Officer
Donald S. Kaplan*	59	President and Chief Operating Officer
Joseph Cappello, Ph.D.	49	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	54	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics
John E. Flowers	49	Vice President, Planning and Operations
R. Steven Reitzler	54	Vice President, Regulator Affairs/Quality Assurance
Janis Y. Neves	55	Director, Finance and Administration, Treasurer and Corporate Secretary

Dr. Parmeter has been the Company’s Chairman of the Board of Directors since its inception in July 1988 (and from July 1988 to April 2005 its Chief Executive Officer, from July 1988 to April 2004 its President, and from July 1988 to July 1992, its Chief Financial Officer). From 1982 to November 1987, Dr. Parmeter was President, Chief Executive Officer and, from June 1987 to June 1988, Chairman of the Board of Syntro Corporation.

Mr. Plamondon is the Company’s Chief Executive Officer, a position he has held since April 2005. Mr. Plamondon has served as a director of the Company since March 2005. Mr. Plamondon also serves as the President and Chief Executive Officer of R.I. Heller & Co., LLC, a management consulting firm, a position he has held since 1998. Previously, Mr. Plamondon served as President and Chief Executive Officer of ANC Rental Corporation from October 2001 until October 2003, as Chief Executive Officer of First Merchants Acceptance Corp. from May 1997 until May 1998, and as President and Chief Executive Officer of Budget Rent-a-Car from June 1992 until February 1997.

* Dr. Kaplan, who is retiring effective March 31, 2006, has been the Company’s President and Chief Operating Officer since April 2005. Previously, he was the President of Matrix Technology, a start-up medical device company he founded in 2001. From 1996 to 2000, he was an independent consultant in the areas of surgical devices and medical research and manufacturing. From 1980 to 1995, Dr. Kaplan was employed by U.S. Surgical Corporation, initially as Vice President, Materials Science, and from 1992 to 1995 as Senior Vice President, Operations and Technology.

Dr. Cappello has been the Company’s Vice President, Research and Development since February 1997 and Chief Technical Officer since February 1993. He has been the Company’s Director, Clinical Research, since July 2002. From September 1988 to February 1993, he was the Company’s Senior Research Director, Protein Engineering.

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

Mr. Reitzler has been the Company’s Vice President of Clinical and Regulatory Affairs, is responsible for strategic and executional oversight for all U.S. clinical and regulatory matters, including filings and interaction with regulatory authorities since September 2005. Prior to joining the Company, Mr. Reitzler served as V.P. Regulatory Affairs and Quality Assurance for INNERCOOL therapies from March 2002 to October 2005 and previously was V.P. Regulatory Affairs and Quality Assurance for NuVasive Incorporated from January 1999 to September 2001.

Ms. Neves has been the Company’s Director of Finance since November 1998, Controller since January 1990 and Corporate Secretary since June 2004. From July 1988 until January 1990, Ms. Neves was the Company’s Business Office Manager.

All of our executive officers were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

As of February 24, 2006, we had 21 full-time employees, of whom four hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. There can be no assurance that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2.	Properties

We do not own any real property. We lease approximately 33,000 square feet of office and laboratory space in San Diego. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 23,000 square feet. The current annual rent for this space is approximately $694,000. We currently sublease an additional 6,000 square feet of office and laboratory space in our present facility to a third party (“Biopraxis”), offsetting our rental expense annual as of December 31, 2005 by approximately $157,000. The master lease expires in May 2008. The sublease originally expired at the end of January 2003, but is currently continuing on a month-to-month basis. We believe that our current facilities are adequate to meet our needs until the end of 2007.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

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

	Trade Prices
2005	High	Low
First Quarter	$1.250	$0.460
Second Quarter	1.100	0.440
Third Quarter	0.610	0.350
Fourth Quarter	0.400	0.180

2004
First Quarter	$0.550	$0.320
Second Quarter	0.430	0.300
Third Quarter	0.780	0.300
Fourth Quarter	0.720	0.430

As of March 21, 2006, we had approximately 193 shareholders of record of our common stock; we estimate we had approximately 1,500 beneficial holders as of that date. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders
Stock Option Plans[1]	10,954,032	$0.712	1,795,968
Employee Stock Purchase Plan[2]	–	–	24,374
Equity Compensation Plans not approved by security holders[3]	1,684,050	$0.732	n/a

[1] Includes shares of common stock to be issued upon exercise of stock options granted under the 1989 Employee Stock Option Plan, the 1992 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, and the 1996 Non-employee Director’s Stock Option Plan.

[2] Includes shares of common stock available for future issuance under the Employee Stock Purchase Plan.
[3] Includes shares of common stock to be issued upon exercise of out-of-plan non-qualified options granted.

Recent Sales of Unregistered Securities

In January 2005, certain holders of warrants issued in conjunction with the sale of Series G convertible preferred stock exercised their warrants to purchase common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. As an incentive to exercise the warrant early the Company offered to reduce the exercise price of the warrants to $0.33 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were to expire on the last day of January 2006. Prior to the expiration date, the Board of Directors extended the expiration date to January 31, 2007. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend in the amount of $482,000 to reflect the additional benefit created for these investors.

The issuances of the warrants where exercise was noted above were exempt from registration under Section 4(2) of the Securities Act, as they were issued to accredited investors pursuant to requirements of Rule 506 of Regulation D promulgated under the Securities Act. The Company used the proceeds from such warrant exercises for working capital and general corporate purposes.

On April 1, 2005, the Company completed the initial closing related to a Securities Purchase Agreement with a group of individual and institutional investors for the private placement of shares of the Company’s common stock at a price of $0.33 per share. At the initial closing, the Company sold an aggregate of 12,728,269 shares to the initial investors for an aggregate purchase price of $4,200,000, including approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to certain of the initial investors. As part of the transaction, the Company also issued to the initial investors warrants that entitle the holders to purchase an aggregate of 6,364,132 shares of common stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2008.

On or about April 15, 2005, the Company, in a final closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares to additional investors for an aggregate purchase price of $3,573,000. As part of the transaction, the Company also issued to the investors warrants that entitle the holders to purchase an aggregate of 5,413,976 shares of common stock at an exercise price of $0.50 per share.

For the entire private placement offering, including an initial closing on April 1, 2005 and the final closing, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,774,000 (including approximately $1,200,000 of converted short-term promissory bridge notes previously issued by the Company to certain of the Initial Investors), together with warrants for the purchase of an aggregate of approximately 11,778,108 shares of common stock at an exercise price of $0.50 per share.

The sales and issuances of the securities under the Securities Purchase Agreement to the investors were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The Company relied upon the representations made by the investors pursuant to the Securities Purchase Agreement in determining that such exemptions were available. No underwriting discounts or commissions were paid by the Company in connection with these transactions. In connection with the Securities Purchase Agreement, the Company agreed to file a registration statement registering these securities with the Securities and Exchange Commission, and on June 6, 2005 registration of the shares of common stock became effective.

The Company incurred aggregate selling fees of approximately $1,109,000, of which $501,000 was paid in cash and $608,000 was paid by issuing warrants to purchase 751,088 shares of the Company’s common stock at an exercise price of $0.55 per share exercisable at any time and expiring approximately 5 years from the date of issuance. The fair value of the warrants was estimated by management using the Black-Scholes option-pricing model.

On April 22, 2005 the Company agreed to issue a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock to William N. Plamondon, III, a director of the Company who earlier in the month was appointed to serve as the Company’s Chief Executive Officer. The warrant was immediately exercisable at an exercise price of $0.67 per share (closing market price of date of grant), and expires three years from the date of grant. In connection with the issuance of the warrant, the Company recorded a non-cash expense of $1,245,000 during the quarter ended June 30, 2005 based on a Black-Scholes model valuation, and a corresponding increase to additional paid in capital.

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

General Overview

Protein Polymer Technologies, Inc., is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We recently acquired an exclusive license to three FDA-cleared arterial embolization products and related technology from Surgica Corporation. The transaction also included an option to acquire all of Surgica’s assets (See “Recent Events: Surgica Corporation” below). We have been unprofitable to date, and as of December 31, 2005 had an accumulated deficit of $(59,040,000).

Protein polymers are synthetic proteins created “from scratch” through chemical DNA (gene) synthesis, and produced in quantity by traditional large-scale microbial fermentation methods. As a result, protein polymers contain no human or animal components that could potentially transmit or cause disease. Due to their synthetic design, protein polymers are capable of combining the biological functionality of natural proteins with the chemical functionality and exceptional physical properties of synthetic polymers. Our primary goal is to develop medical products for use inside the body with significantly improved outcomes as compared to current products and practices.

Our product candidates for surgical repair, augmentation and regeneration of human tissues are in various stages of research and development. The more advanced programs are bulking agents for soft tissue augmentation, particularly for use in urethral tissue for the treatment of female stress incontinence, tissue adhesive formulations for the repair of spinal discs damaged due to injury or aging, and preclinical development of a new surgical sealant designed to prevent air and fluid leaks following lung, gastrointestinal, and cardiovascular surgery. We currently are devoting the majority of our resources to the development and FDA approval of these products, and to the commercial launch of the three Surgica embolization products.

Because of our technology’s breadth of commercial opportunity, we are pursuing multiple routes for commercial development. Currently, we independently are developing the incontinence urethral bulking product and the surgical sealant. We have established a comprehensive license and development agreement with Genencor International for the use of our materials and technology to develop, manufacture and commercialize products for industrial markets. Genencor International is one of the world’s largest manufacturers of industrial enzymes and other biologically derived products. Through this arrangement, we will receive milestone payments, and eventually royalties on the sale of products. For development and commercialization of our spinal disc repair product, we entered into agreements with Spine Wave, Inc., that will provide us with both near term research and development support and eventually royalties on the sale of licensed products.

Recent Events: Surgica Corporation

On July 12, 2005, we entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. On October 13, 2005 we extended the non-binding letter of intent to December 12, 2005.

On November 23, 2005, we entered into an Asset Purchase Option Agreement, or Option Agreement, with Surgica Corporation pursuant to which we were granted a one-year option (which may be extended by one year at our discretion) to acquire substantially all of Surgica’s assets in exchange for two million shares of our common stock and a potential future incentive issuance of additional common stock based on the future sales performance of Surgica’s products during the first quarter of 2007.

On December 19, 2005, we entered into a license agreement and supply and services agreement with Surgica, pursuant to which we acquired exclusive rights to Surgica’s technology and products. Upon execution and delivery of the license agreement, Surgica transfered to us its PVA Plus™, MaxiStat™, and MicroStat™ 510(k) clearances from the FDA by delivering a duly executed bill of sale and assignment. Other agreements executed concurrently included: (i) the consent of AngioDynamics, Inc. for the assignment by Surgica to us of their distributor agreement, dated as of June 28, 2002; (ii) a voting agreement (and proxy) between us and Louis R. Matson; (iii) an employment agreement between Surgica and Louis R. Matson to expire no later than December 31, 2007; and (iv) a side letter agreement between us and Louis R. Matson representing that, to his actual knowledge, each of the representations and warranties of Surgica set forth in the Option Agreement was true and correct at the date the Option Agreement was executed. The following is a brief summary of the transaction.

Asset Purchase Option Agreement. Under the terms of the Option Agreement, we have the option to acquire substantially all of the assets of Surgica for (i) 2 million shares of our common stock and (ii) a potential earnout payment of additional shares of our common stock based on the future sales performance of Surgica’s products during the first quarter of 2007. The earnout payment of additional shares of our common stock, if any, will be determined in part on the price per share of our common stock based on the 90 day prior average price of our common stock as of April 1, 2007. The option is exercisable, at our sole discretion, for a term of up to two (2) years. Once Surgica is given notice of our intent to exercise the option, the exercise of the option itself will be subject to approval by Surgica’s stockholders. There would be no affect whatsoever if we decided not to exercise the asset purchase option.

License Agreement and Supply and Services Agreement. Under the terms of the license agreement, we acquired exclusive rights to Surgica’s three embolization products, one issued patent, and technical and market know-how in return for (i) the assumption of approximately $522,000 of certain Surgica liabilities, (ii) a cash payment to Surgica of approximately $385,000, and (iii) in connection with the license agreement, the company agreed to indemnify Surgica for up to $200,000 in connection with claims by a third party for fees owed pursuant to an engagement letter entered into between Surgica and the third party as a result of agreements entered into between Surgica and the Company. Under the terms of the supply and services agreement and license agreement, Surgica is obligated to provide its goods and services, including further product development, in exchange for (i) operating payments to Surgica and (ii) a royalty of twenty-five percent (25%) of net profits, if any, on revenues generated by the sale of Surgica products.

Employment Agreement. Under the terms of the Option Agreement, Louis R. Matson and Surgica entered into an employment agreement that provides, among other things, that Louis R. Matson (i) retain the title of President of Surgica; (ii) be paid a specified base salary; and (iii) be employed until December 31, 2007, unless terminated prior to such date. It is currently being contemplated that this employment agreement will be assumed by us or a wholly-owned subsidiary if and when we exercise the option.

Voting Agreement and Proxy. As a condition of the Option Agreement, we entered into a voting agreement pursuant to which Louis R. Matson agreed to vote all shares of Surgica that he may own (i) in favor of the adoption of the Option Agreement; (ii) in favor of adoption of the Asset Purchase Agreement and approval of the acquisition contemplated thereby but only to the extent the option is exercised by the Company; (iii) against any proposal for any acquisition transaction, other than the acquisition, between Surgica and any person other than us and/or a wholly-owned subsidiary; and (iv) against any other action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Surgica under the Option Agreement or Asset Purchase Agreement or which would result in any of the conditions to the consummation of the effectiveness of the option under the Option Agreement or the acquisition under the Asset Purchase Agreement not being fulfilled. Concurrently with the execution of the voting agreement, and pursuant to the voting agreement’s terms, Louis R. Matson delivered to us an irrevocable proxy appointing the Company as the sole and exclusive attorney and proxy of Louis R. Matson, with full power of substitution and resubstitution, to vote and exercise all voting and related rights with respect to all shares of Surgica that he may own in accordance with (ii), (iii), and (iv) above.

Asset Purchase Agreement. Pursuant to the terms of the Option Agreement, we will have up to two years to exercise an option to purchase substantially all of the assets of Surgica in exchange for 2 million shares of our common stock and potential additional shares of our common stock by our to-be-formed, wholly-owned subsidiary which will be subject to a number of conditions precedent, including approval by Surgica’s stockholders. Pursuant to the terms of the Asset Purchase Agreement, the shares will constitute “restricted securities” as that term is defined in Section 144(a)(3) of the Securities Act of 1933, as amended, and will be restricted as to their resale for a period of at least one hundred eighty (180) days from the date the Asset Purchase Agreement is executed.

The additional shares of our common stock will be issued, if at all, only if the average sales per quarter from the operations to be transferred from Surgica to us for the first (1st) and second (2nd) quarters of 2007 are equal to or greater than a predetermined set amount.

Each of the Option Agreement, license agreement, supply and services agreement and Asset Purchase Agreement contain representations and warranties by us and Surgica customary for transactions of this type.

Recent Events: Thuris Corporation

On November 21, 2005, we entered into a non-binding, letter of intent with Thuris Corporation, or Thuris. Thuris is a privately held biopharmaceutical company focused on medical device solutions to aid in drug development and diagnosis of Central Nervous System (CNS) disorders including Mild Cognitive Impairment and Alzheimer’s Disease. Thuris is also developing pharmaceuticals for select CNS orphan and niche indications including ischemia-related conditions, brain inflammation and Huntington’s disease. Under the terms of the letter of intent, a wholly-owned subsidiary formed by us would merge into Thuris which would thereafter be our wholly-owned subsidiary. The stockholders, option holders and warrant holders of Thuris would receive from us, in exchange for their holdings, a number of shares of our common stock, or common stock equivalents, equal to between 30% and 50% of our outstanding capital stock, calculated on a fully diluted basis.

Although the exclusivity period under the letter of intent with Thuris has expired and issues have arisen and continue to arise, we continue to negotiate with Thuris. There can be no assurance that definitive agreements will be entered into or that any transaction with Thuris will be consummated, or, if consummated, that the transaction would be on the terms and conditions set forth in the letter of intent.

Other Significant Collaborative Agreements

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

Spine Wave

In April 2001, we entered into agreements with Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave’s right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

In connection with the license agreement, we entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse us for both our direct costs and the associated overhead costs for the services provided.

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, conducted pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave’s regulatory filings both in the U.S. and abroad to obtain approval to initiate human clinical testing. Our continuing contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2005 and for the period of project inception to date we received $611,000 and $5,525,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant (the expiration was recently extended until April 21, 2006, and upon meeting certain conditions would be further extended to September 21, 2006) to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (Spine Wave preferred stock issued during this time was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved, or until the repurchase option expired. The performance goals consisted of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). Spine Wave’s repurchase option expired on December 31, 2005.

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

Femcare,Ltd.

In January 2000, we entered into an agreement with Femcare, Ltd. (“Femcare”), for the commercialization in Europe and Australia of our product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid the Company a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test our products in Great Britain and to achieve European regulatory approval. We have not incurred any research and development costs associated with our support efforts to date. As a result of the arrangement, we recognized approximately $333,000 in deferred license fee revenue for each of 2000, 2001, and 2002. In 2004, Femcare notified us that it was going to close its urology business, and in July 2005, we mutually agreed to terminate the license agreement and discharged each other from any claims, obligations, liabilities, or other causes of action.

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

In return for the licensed rights, Genencor paid us an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, we are entitled to receive up to $5 million in milestone payments associated with Genencor’s achievement of various product development milestones incorporating the licensed technology. In March 2005 we received a second license milestone payment of $250,000 from Genencor for Genencor’s initiation of a product development project based on technology licensed from us.

In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into $500,000 of our common stock. Both warrants have subsequently expired. As a result of the collaboration, in 2000 we recognized $750,000 in license fee revenue (less the issuance of warrants to purchase $1 million of our common stock valued at $319,000). The agreement terminates on the date of expiration of the last remaining patent.

Research and Development

We currently maintain detailed project costs (direct costs plus allocated overhead) for contractual research and development services. However, we do not maintain cost breakdowns for our internal research and development projects due to the extensive degree of overlap between our projects such as common manufacturing, quality control, and developmental product testing.

Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. Due to the rate of patient enrollment, we now project beginning pivotal clinical testing during 2006. We expect these trials, including patient follow-up, will take approximately 24 months, and the subsequent FDA review of our pre-market approval submission may take an additional 12 months. Assuming this schedule is met and the product is approved, U.S. sales of the product are projected to begin in 2009. Commercial manufacturing process development and completion of the clinical trials are estimated to cost approximately $10 million. In 2004, we completed feasibility assessments of a surgical sealant formulation for cardiovascular, pulmonary (lung) and gastrointestinal procedures. Preclinical studies are currently being completed to support regulatory approval to begin human clinical testing. The external cost of completing preclinical testing is estimated to be approximately $750,000. We expect to begin a clinical study for one of these indications before the end of 2006, to the extent resources are available. We are seeking to establish additional partnerships to pursue the commercial development of such products.

In these types of applications, the use of sutures and staples for closing the wound may permit leaks of air, in the case of pulmonary surgery, and fluids, particularly blood in any surgery, and also gastrointestinal (GI) fluids in the case of surgery on the colon (GI tract). In such surgeries, the use of an effective sealant — as an adjunct to sutures or staples — to prevent leaks could reduce hospitalization stays, reduce post-operative pain and complications, and lower associated mortality rates. We estimate that about 500,000 gastrointestinal, 300,000 lung, and over 1.5 million cardiovascular surgical procedures are performed each year worldwide where the use of a sealant has the opportunity to significantly reduce complications and costs.

We currently do not have sufficient cash to complete the development of these products. We anticipate obtaining the necessary cash either by additional equity financings, or by sharing the cost of development with potential marketing partners, or a combination of both methods. If we are unable to obtain the necessary cash, it will have a material adverse effect on us.

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the year ended December 31, 2005 and for the period of project inception to date are approximately $611,000 and $5,525,000 respectively.

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

Results of Operations

Contract and Licensing Revenue. We received $861,000 in contract and licensing revenue for the year ended December 31, 2005 as compared to $453,000 for the year ended December 31, 2004. Contract revenue for the past year primarily represents payments of $611,000 from Spine Wave, for materials and services provided in the development of an adhesive product for the repair of spinal discs. We received $453,000 in contract revenue from Spine Wave in 2004. We received $250,000 in licensing fees from Genencor International in 2005. We received no licensing revenue in 2004.

Interest Income. Interest income was $41,000 for the year ended December 31, 2005, as compared to $4,000 for 2004. The year-to-year variability resulted from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2005 were $2,908,000, compared to $2,284,000 for 2004. Other than inflationary increases, the fluctuations are primarily due to variations in clinical testing and regulatory consulting costs. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and research and development services for Spine Wave.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $3,735,000, as compared to $1,735,000 for 2004. This increase in 2005 as compared to 2004 is due primarily to the inclusion of a non-cash expense in the second quarter of 2005 in the amount of $1,245,000 related to the issuance of warrants for services to William N. Plamondon III, the Company’s Chief Executive Officer, and to increased personnel costs in 2005 and legal, accounting, and investor relation costs incurred in connection with the private placements closed in 2005. Although the remainder of these expenses has been fairly consistent over the past two years, we did experience some increases during 2005 in the areas of insurance coverage and legal services. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

Operating Losses. For the year ended December 31, 2005, we recorded a net loss applicable to common shareholders of $6,581,000 or $0.11 per share, as compared to $4,330,000 or $0.11 per share for 2004. The difference in the net losses and the losses per share between 2005 and 2004 is primarily due to differences in license and contract fees received from collaborative partners, and in 2005 a non-cash charge of $1,245,000 in connection with a warrant for services issued to William N. Plamondon III, our Chief Executive Officer. The 2005 and 2004 losses and per share calculations also include $278,000 of undeclared dividends in each year with respect to our preferred stock.

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

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and short-term investments totaling $1,212,000, as compared to $82,000 at December 31, 2004. As of December 31, 2005, we had working capital of $449,000 compared to a working capital deficit of $1,531,000 at December 31, 2004.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2005 or December 31, 2004. For the year ended December 31, 2005, our cash expenditures for capital equipment and leasehold improvements totaled $257,000, compared with $1,600 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2006 for laboratory renovations and additional equipment required to meet the FDA’s applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and short-term investments as of March 13, 2006, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the end of March 2006. The Company is currently negotiating the terms of a $1 million bridge loan, although there is no assurance that this loan will be consummated in the time frame needed for continuing operations. If the Company is successful in obtaining the loan, we believe the existing cash in combination with the proceeds of the loan will be sufficient to meet the Company's anticipated capital requirements through the end of May 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 7.	Financial Statements

Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations aggregating $59,040,000 that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PETERSON & CO., LLP

San Diego, California

March 24, 2006

Protein Polymer Technologies, Inc.

Balance Sheets

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,211,748	$82,222
Contracts receivable	113,792	–
Current portion of rent receivable	88,477	60,000
Prepaid expenses	32,440	12,770
Total current assets	1,446,457	154,992

Deposits	29,679	29,679
Notes receivable	242,884	–
Rent receivable, net of current portion and reserve of $128,273 and $99,796 at 2005 and 2004 respectively	26,050	104,527
Technology license agreement	1,106,435	–
Equipment and leasehold improvements, net	292,778	84,580
	$3,144,283	$373,778
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$420,672	$315,357
Deposits payable	–	33,000
Notes payable, related party	–	1,032,842
Accrued expenses	381,139	201,910
Current maturities of notes payable	195,565	–
Deferred revenue	–	102,784
Total current liabilities	997,376	1,685,893

Notes payable, net of current maturities	323,506	–
Deferred rent	8,820	–
Total liabilities	1,329,702	1,685,893

Commitments (Note 13)

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 66,045 and 82,945 shares issued and outstanding at December 31, 2005 and 2004, respectively – liquidation preference of $6,604,500 and $8,294,500 at December 31, 2005 and December 31, 2004, respectively	6,059,917	7,749,917
Common stock, $.01 par value, 120,000,000 shares authorized, 67,311,408 and 39,651,123 shares issued and outstanding at December 31, 2005 and 2004, respectively	673,125	396,523
Additional paid-in capital	54,122,000	43,278,106
Accumulated deficit	(59,040,461)	(52,736,661)
Total stockholders’ equity (deficit)	1,814,581	(1,312,115)
	$3,144,283	$373,778

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.

Statements of Operations

	Years ended December 31,
	2005	2004
Revenues:
Contract revenue	$861,188	$453,038
Product and other income	6,245	5
Total revenues	867,433	453,043

Expenses:
Research and development	2,907,585	2,283,820
Selling, general and administrative	3,735,239	1,734,740
Total expenses	6,642,824	4,018,560

Net loss from operations	(5,775,391)	(3,565,517)

Other income (expense):
Interest income	41,245	3,973
Interest expense	(88,072)	(3,661)
Total other income (expense)	(46,827)	312

Net loss	(5,822,218)	(3,565,205)

Undeclared, imputed and/or paid dividends on preferred stock	759,222	764,718

Net loss applicable to common shareholders	$(6,581,440)	$(4,329,923)

Basic and diluted net loss per common share	$(0.11)	$(0.11)

Shares used in computing basic and diluted net loss per common share	58,735,519	38,212,119

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2005 and 2004

	Common stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	36,830,857	$368,319	86,095	$8,064,917
Conversion of Series G preferred stock into common stock	530,000	5,300	(2,650)	(265,000)
Conversion of Series I preferred stock into common stock	90,909	909	(500)	(50,000)
Exercise of Series G warrants at $.25 per share	2,075,312	20,753	–	–
Financing related fees	–	–	–	–
Warrants issued in connection with notes payable	–	–	–	–
Imputed dividend associated with repricing and issuance of warrants	–	–	–	–
Issuance of common stock under stock purchase plan	20,545	207	–	–
Exercise of common stock options	103,500	1,035	–	–
Net loss	–	–	–	–
Balance at December 31, 2004	39,651,123	$396,523	82,945	$7,749,917
Conversion of Series G preferred stock into common stock	80,000	800	(400)	(40,000)
Conversion of Series I preferred stock into common stock	2,999,998	30,000	(16,500)	(1,650,000)
Exercise of Series G warrants at $.33 per share	855,303	8,553	–	–
Issuance of common stock and warrants in private placement, net of issuance costs	23,556,224	235,562	–	–
Discount on notes payable and warrants issued	–	–	–	–
Imputed dividend associated with repricing and issuance of warrants	–	–	–	–
Issuance of warrants and options in exchange for services	–	–	–	–
Issuance of common stock under stock purchase plan	14,742	147	–	–
Exercise of common stock options	154,018	1,540	–	–
Net loss	–	–	–	–
Balance at December 31, 2005	67,311,408	$673,125	66,045	$6,059,917

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2005 and 2004

	Additional	Accumulated	Total Stockholders’
	paid-in capital	deficit	equity (deficit)
Balance at December 31, 2003	$41,587,518	$(48,684,377)	$1,336,377
Conversion of Series G preferred stock into common stock	259,700	–	–
Conversion of Series I preferred stock into common stock	49,091	–	–
Exercise of Series G warrants at $.25 per share	770,653	–	791,406
Financing related fees	(50,000)	–	(50,000)
Warrants issued in connection with notes payable	132,499	–	132,499
Imputed dividend associated with repricing and issuance of warrants	487,079	(487,079)	–
Issuance of common stock under stock purchase plan	7,606	–	7,813
Exercise of common stock options	33,960	–	34,995
Net loss	–	(3,565,205)	(3,565,205)
Balance at December 31, 2004	$43,278,106	$(52,736,661)	$(1,312,115)
Conversion of Series G preferred stock into common stock	39,200	–	–
Conversion of Series I preferred stock into common stock	1,620,000	–	–
Exercise of Series G warrants at $.33 per share	273,697	–	282,250
Issuance of common stock and warrants in private placement, net of issuance costs	7,027,180	–	7,262,742
Discount on notes payable and warrants issued	39,335		39,335
Imputed dividend associated with repricing and issuance of warrants	481,582	(481,582)	–
Issuance of warrants and options in exchange for services	1,271,277	–	1,271,277
Issuance of common stock under stock purchase plan	4,980	–	5,127
Exercise of common stock options	86,643	–	88,183
Net loss	–	(5,822,218)	(5,822,218)
Balance at December 31, 2005	$54,122,000	$(59,040,461)	$1,814,581

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.

Statements of Cash Flows

	Years ended December 31,
	2005	2004
Operating activities
Net loss	$(5,822,218)	$(3,565,205)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	48,733	31,350
Stock options issued for services	25,982	–
Warrants issued for services	1,245,295	–
Amortization of discounts on notes payable	56,493	115,342
Changes in operating assets and liabilities:
Prepaid expenses	(19,670)	13,029
Rent receivable	50,000	87,499
Contracts receivable	(113,792)	184,527
Accounts payable	102,456	146,698
Deposits payable	(33,000)	33,000
Accrued expenses	33,084	39,301
Deferred revenue	(102,784)	102,784
Deferred rent	8,820	(24,111)
Net cash used for operating activities	(4,520,601)	(2,835,786)

Investing activities:
Purchase of equipment and improvements	(256,931)	(1,518)
Cash paid for license agreement	(384,505)	–
Issuance of notes receivable	(242,884)	–
Net cash used for investing activities	(884,320)	(1,518)

Financing activities:
Net proceeds from exercise of options and warrants and sale of common stock	6,424,447	784,212
Net proceeds from issuance of debt - related party	260,000	1,050,000
Payments on notes payable - related party	(150,000)	–
Net cash provided by financing activities	6,534,447	1,834,212

Net increase (decrease) in cash and cash equivalents	1,129,526	(1,003,092)
Cash and cash equivalents at beginning of the period	82,222	1,085,314
Cash and cash equivalents at end of the period	$1,211,748	$82,222

Supplemental disclosures of cash flow information
Interest paid	$65,819	$3,661

Non cash investing and financing activity
Imputed dividends on warrant repricing	$481,582	$487,079
Conversion of Series G preferred stock to common stock	$40,000	$265,000
Conversion of Series I preferred stock to common stock	$1,650,000	$50,000
Conversion of notes payable and accrued interest to common stock and warrants	$1,213,885	–
Warrants issued for financing fees	$608,371	–
Assumption of liabilities and indemnification in connection with purchase of license agreement	$721,930	–

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization and business activities

Protein Polymer Technologies, Inc. (“PPTI” or the “Company”) is a biotechnology company focused on the design, clinical development, and commercialization of genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988.

Basis of Presentation

Prior to the fourth quarter of 2005, the Company’s financial statements had been prepared and presented as those of a development stage enterprise. Cumulative disclosures required for development stage enterprises that were included in the previously filed December 31, 2004 financial statements have been omitted in the comparative financial statements included herein.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2005 the Company incurred a net loss of $5,822,000 and through December 31, 2005 has accumulated losses aggregating $59,040,000. As of December 31, 2005, the Company had cash and cash equivalents of $1,212,000, which in combination with anticipated additional contract and license payments, will be sufficient to meet its anticipated capital requirements only through the end of March 2006.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. The Company is currently negotiating the terms of a $1 million bridge loan, although there is no assurance that this loan will be consummated in the time frame needed for continuing operations. If the Company is successful in obtaining the loan, we believe the existing cash in combination with the proceeds of the loan will be sufficient to meet the Company’s anticipated capital requirements through the end of May 2006. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products, and possibly cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Protein Polymer Technologies, Inc.

Notes to Financial Statements

1.	Organization and Significant Accounting Policies (continued)

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

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 123R below under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date for awards from 2001 through 2005 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share for 2005 and 2004 would have been increased to the proforma amounts indicated on the following page:

	2005	2004
Net loss as applicable to common shareholders	$(6,581,440)	$(4,329,923)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(805,098)	(1,961,688)
Pro forma net loss	$(7,386,538)	$(6,291,611)

Earnings per share:
Basic – as reported	$ (0.11)	$ (0.11)
Basic – pro forma	$ (0.13)	$ (0.16)

The fair value was estimated using the following weighted-average assumptions: a risk free interest rate of 4.47% for 2005 and 3.50% for 2004; a volatility factor of the expected market price of the Company’s common stock of 125% for 2005 and 128% for 2004, expected option lives of 10 years for 2005 and 10 years for 2004, and no dividend yields for all years.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma effect on net loss for 2005 and 2004 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense from option grants made prior to 1995.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

1.	Organization and Significant Accounting Policies (continued)

The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

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

The net loss per common share for the years ended December 31, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive. Since this is the case, there is no difference between the basic and dilutive net loss per common share for any of the periods presented and none of the prior periods were required to be restated. For purposes of this calculation, net loss in 2005 and 2004 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

A valuation allowance is established to reduce the deferred tax asset if it is more likely that the related tax benefits will not be realized in the future.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

Recently issued accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new

Protein Polymer Technologies, Inc.

Notes to Financial Statements

1.	Organization and Significant Accounting Policies (continued)

accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on January 1, 2006. The Company is evaluating the impact of SFAS No. 123(R).

If the fair value method had been adopted, net loss for 2005 and 2004 would have been increased by $805,000 and $1,962,000, respectively, more than reported and loss per share would have increased approximately $0.02 and $0.05 in 2005 and 2004, respectively.

2.	Equipment and Leasehold Improvements
	December 31,
	2005	2004
Laboratory equipment	$1,375,000	$1,184,000
Office equipment	218,000	200,000
Leasehold improvements	329,000	306,000
	1,922,000	1,690,000
Less accumulated depreciation and amortization	(1,629,000)	(1,605,000)
	$293,000	$85,000

Depreciation expense was $49,000 and $31,000 for the years ended December 2005 and 2004, respectively.

3.	Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sublessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sublessee resumed making rental payments and as of September 2004 an additional $5000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sublessee. At December 31, 2005 and 2004 the current portion of rent receivable was $88,000 and $60,000 respectively and the long term portion was $26,000 and $105,000, net of reserve of $128,000 and $100,000, respectively.

4.	Technology License Agreement

On December 19, 2005, the Company entered into a License Agreement with Surgica Corporation (“Surgica”), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the License Agreement, the Company acquired exclusive marketing and distribution rights to Surgica’s three embolization products, one issued patent, and technical and market know-how. Concurrent with the signing of the License Agreement, the Company closed a previously entered into Asset Purchase Option Agreement (“Option Agreement”) and entered into a Supply and Services Agreement (“Supply Agreement”) with Surgica (See Note 13).

Protein Polymer Technologies, Inc.

Notes to Financial Statements

4.	Technology License Agreement (continued)

The Company capitalized a total of $1,106,000 in connection with this agreement based on cash consideration paid in the amount of $385,000, the assumption of certain liabilities of Surgica totaling $521,000 and indemnification of contingent liabilities up to a maximum of $200,000. Under the terms of the License Agreement, the agreement will continue, unless terminated earlier in accordance with its terms, for twenty (20) years.

Furthermore, the agreement provides that the License Agreement shall automatically terminate and be effectively assigned to the Company if the Company exercises its option to purchase the assets of the Licensor under the Option Agreement, and that in the event the Company does not exercise this option, the parties shall negotiate in good faith for the reconveyance of the license to the Licensor. The total capitalized amount is being amortized on a straight line basis over the initial twenty (20) year term of the License Agreement, with amortization commencing on January 1, 2006.

In addition to the cash payments and assumption of certain liabilities, the License Agreement provides for Surgica to receive a royalty of twenty-five percent (25%) of net profits, if any, on revenues generated by the sale by the Company of surgical products.

Subject to periodic review by the Company of the License Agreement fair value, the Company expects to record the following amortization expense over the next five years, and over the remainder of the agreement term:

Fiscal Year Ended	Amortization Total
12/31/06	$55,321
12/31/07	55,321
12/31/08	55,321
12/31/09	55,321
12/31/10	55,321
Thereafter	829,830
Total	$1,106,435

5.	Notes Receivable

In connection with the Surgica agreements, the Company advanced Surgica a total of $238,000 for on-going operations in return for Promissory Notes. The Promissory Notes are due and payable on January 5, 2008. Interest on the unpaid balance of the Promissory Notes accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of December 31, 2005, accrued interest receivable pursuant to the Promissory Notes was $5,000.

6.	Contracts Receivable

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave’s clinical trials. These services are billed upon the completion of various agreed upon work products. On December 31, 2005, the Company had an outstanding Spine Wave invoice in the amount of $114,000. This invoice was paid in January 2006.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
Payroll and employee benefits	$146,000	$125,000
Accounting and professional fees	–	31,000
Accrued interest	–	35,000
Property tax	31,000	8,000
Indemnification contract	200,000	–
Other	4,000	3,000
	$381,000	$202,000

8.	Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of December 31, 2005 the current and long term note balances were $196,000 and $324,000, respectively. Future maturities on the assumed notes are as follows:

Year Ending December 31,	Notes Payable Maturities
2006	$196,000
2007	123,000
2008	100,000
2009	100,000
Total maturities	$519,000

9.	Notes Payable, Related Party

On July 2, 2004, the Company issued notes with detachable warrants payable to several of its current shareholders in exchange for $150,000 in cash. The notes became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company’s common stock at $0.37 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $13,730, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 138% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.33 per share. These notes plus accumulated interest were paid in full in on March 31, 2005.

On August 2, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company’s common stock at $0.37 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $23,995, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 133% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.35 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

9.	Notes Payable, Related Party (continued)

On August 19, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company’s common stock at $0.45 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $34,000, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 140% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.52 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

On September 9, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $250,000 in cash. The note became due on March 31, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 100,000 shares of the Company’s common stock at $0.45 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $40,000, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense during 2004 based on the original term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 141% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.67 per share. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

On December 22, 2004, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $150,000 in cash. The note became due on March 22, 2005 with accrued interest at a rate of 10% per annum. The detachable warrants were for the purchase of 60,000 shares of the Company’s common stock at $0.50 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $19,000, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount was amortized to interest expense over the term of the debt. The fair value of the warrants was determined using the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 127% volatility, 1.98% average risk-free interest rate, a three-year life and an underlying common stock value of $0.50 per share. For the quarter ended March 31,2005, debt discount of $17,000 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

On January 4, 2005, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $100,000 in cash. The note plus accrued interest at a rate of 10% per annum were originally due on April 4, 2005. The detachable warrants were for the purchase of 40,000 shares of the Company’s common stock at $0.62 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $16,000, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 128% volatility, 2.37% average risk-free interest rate, a three-year life and an underlying common stock value of $0.62 per share. For the quarter ended March 31, 2005, debt discount of $16,000 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

On February 28, 2005, the Company issued a note with detachable warrants payable to one of its current shareholders in exchange for $160,000 in cash. The note plus accrued interest at a rate of 10% per annum were originally due on April 4, 2005. The detachable warrants were for the purchase of 64,000 shares of the Company’s common stock at $0.60 per share. The warrants have a term of three years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $24,000, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

9.	Notes Payable, Related Party (continued)

The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 124% volatility, 2.58% average risk-free interest rate, a three-year life and an underlying common stock value of $0.60 per share. For the quarter ended March 31, 2005, debt discount of $24,000 was amortized to interest expense. This note and accumulated interest was converted into common stock and warrants in the equity transaction completed on April 1, 2005.

10.	Deferred Revenue

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave’s clinical trials. The agreement provides for certain services to be billed and paid in advance to defray certain operating expenses incurred as the work takes place. The payments received in advance of the completion of the work are booked as Deferred Revenue. On December 31, 2004, the Company had deferred revenue from Spine Wave in the amount of $103,000. The services were completed in January and February 2005 and the deferred revenue was credited to contract income.

11.	Stockholders’ Equity

Convertible Preferred Stock

On March 25 and May 12, 2003, we raised a total of $3,255,000 (less expenses) from the sale of 32,550 shares of our Series I Convertible Preferred Stock (“Series I Stock”) priced at $100 per share, with warrants to purchase an aggregate of 2,582,669 shares of common stock to a small group of institutional and accredited investors. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. In connection with this transaction, we recorded non-cash “imputed dividend” of $1,928,000 in order to account for the difference between the fair market value of the common stock and the conversion price of the preferred stock into common stock.

Each share of Series I Stock received two common stock warrants. One warrant was exercisable at any time for approximately 27 shares of common stock at an exercise price of $0.88 per share, and expired 18 months after the close of the offering; the other warrant was exercisable at any time for approximately 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expired 18 monthsafter the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering. At December 31, 2005, there was 14,000 shares of Series I Stock outstanding.

No underwriters were engaged by us in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

On July 24, 2001, the Company had a private placement of 12,182 shares of Series H Convertible Preferred Stock (“Series H Stock”) and warrants to purchase an aggregate of 304,550 shares of common stock with a small group of institutional and accredited investors in exchange for cash and convertible notes totaling $1.2 million.

Each share of Series H Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. No underwriters were engaged by the Company in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

Each share of Series H Stock also received two common stock warrants. One warrant was exercisable at any time for 15 shares of common stock at an exercise price of $1.50 per share, and expired approximately 12 months after the close of

Protein Polymer Technologies, Inc.

Notes to Financial Statements

11.	Stockholders’ Equity (continued)

the offering; the other warrant was exercisable at any time for 10 shares of common stock at an exercise price of $2.00 per share, and expired approximately 24 months after the close of the offering. At December 31, 2005, there was 12,182 shares of Series H Stock outstanding.

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Convertible Preferred Stock (“Series G Stock”) from several institutional and accredited individual investors. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Stock, for a total of $2,100,000. Each share of Series G Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain antidilution adjustments. Each share of Series G Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. At December 31, 2005, there was 12,100 shares of Series G Stock outstanding.

In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock (“Series F Stock”) in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock (“Series D Stock”).

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company’s Board of Directors, in the form of cash, common stock or any combination thereof. As of December 31, 2005, the accumulated dividends were approximately $2,354,000. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at the Company’s option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D and F Stock have a liquidation preference of $100 per share plus accumulated dividends. At December 31, 2005, there was 1,344 and 26,420 shares of Series D and Series F Stock outstanding, respectively.

Series D, F, and H Convertible Preferred Stock have been designated as non-voting stock.

On April 1, 2005, the Company completed the initial closing related to a Securities Purchase Agreement with a group of individual and institutional investors for the private placement of shares of the Company’s common stock at a price of $0.33 per share. At the initial closing, the Company sold an aggregate of 12,728,269 shares to the initial investors for an aggregate purchase price of $4,200,000, including approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to certain of the initial investors. As part of the transaction, the Company also issued to the initial investors warrants that entitle the holders to purchase an aggregate of 6,364,132 shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2008.

On or about April 15, 2005, the Company, in a final closing pursuant to the Securities Purchase Agreement, sold an aggregate of 10,827,955 shares to additional investors for an aggregate purchase price of $3,573,000. As part of the transaction, the Company also issued to the investors warrants that entitle the holders to purchase an aggregate of 5,413,976 shares of Common Stock at an exercise price of $0.50 per share.

For the entire private placement offering, including the Initial Closing on April 1, 2005 and the Subsequent Closing, the Company issued a total of 23,556,224 shares of common stock at price of $0.33 per share, for aggregate total proceeds of $7,774,000 (including approximately $1,200,000 of converted short-term promissory bridge notes previously issued by the Company to certain of the Initial Investors), together with warrants for the purchase of an aggregate of approximately 11,778,108 shares of common stock at an exercise price of $0.50 per share.

The Company incurred aggregate selling fees of approximately $1,109,000, of which $509,000 was paid in cash and $608,000 was paid by issuing warrants to purchase 751,088 shares of the Company’s Common Stock at an exercise price of $0.55 per share exercisable at any time and expiring approximately 5 years from the date of issuance. The fair value of the warrants was estimated by management using the Black-Scholes option-pricing model.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

11.	Stockholders’ Equity (continued)

On April 22, 2005 the Company agreed to issue a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock to William N. Plamondon, III, a director of the Company who earlier in the month was appointed to serve as the Company’s Chief Executive Officer. The warrant was immediately exercisable at an exercise price of $0.67 per share (closing market price of date of grant), and expires three years from the date of grant. In connection with the issuance of the warrant, the Company recorded a non-cash expense of $1,245,000 during the quarter ended June 30, 2005 based on a Black-Scholes model valuation, and a corresponding increase to additional paid in capital.

Exercise and Exchange of Warrants

In January 2005, certain holders of warrants issued in conjunction with the sale of Series G convertible preferred stock exercised their warrants to purchase common stock. These warrants were due to expire on January 31, 2005. The exercise prices of such warrants was $0.55 per share. As an incentive to exercise the warrant early the Company offered to reduce the exercise price of the warrants to $0.33 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were to expire on the last day of January 2006. Prior to the expiration date, the Board of Directors extended the expiration date to January 31, 2007. In connection with the repricing in January 2005, and issuance of additional warrants to the investors, the Company recorded an imputed dividend in the amount of $482,000 to reflect the additional benefit created for these investors.

In October 2004, certain holders of warrants issued in conjunction with sale of Series I Convertible Preferred Stock of the Company exercised their warrants to purchase common stock. Certain of such warrants were due to expire at the end of September 2004, but the Company extended the exercise period of such warrants until the end of October 2004. The exercise prices of such warrants were between $0.58 and $1.73 per share. As an incentive to exercise the warrants early, the Company reduced the exercise price to $0.50 per share for all of such warrants to the extent such warrants were exercised on or before October 29, 2004. As a result, the Company raised $545,000. In connection with the repricing of warrants to the investors, the Company recorded an imputed dividend in the amount of $183,000 to reflect the additional benefit created for these investors.

In March 2004, certain holders of warrants exercised their warrants to purchase common stock. These warrants were due to expire at the end of March 2004. The exercise prices of such warrants were $0.40 and $0.55 per share. As an incentive to exercise the warrants early the Company offered to reduce the exercise price of the warrants to $0.25 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.55 per share. As a result, the Company raised $246,000. The newly issued warrants were to expire on the last day of January 2005. Prior to the expiration date, the Board of Directors extended the expiration date to January 31, 2007. In connection with the repricing of warrants and the issuance of new warrants to the investors, the Company recorded an imputed dividend in the amount of $304,000 to reflect the additional benefit created for these investors.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan (“Plan”). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee’s entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company who are members of the Compensation Committee. The Company’s Board of Directors may modify the Plan at any time. During 2005, a total of 14,742 shares were purchased under the Plan at prices ranging from $0.20 to $0.55. The value of shares issued under the Plan as calculated in accordance with Statement 123 is not significant and is not included in the following pro forma information.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

11.	Stockholders’ Equity (continued)

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (“1996 Plan”), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Company’s Compensation Committee administers the 1996 Plan. At December 31, 2005, 1,529,950 options to purchase common stock have been granted under the 1996 Plan with 1,529,950 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2005, 7,813,082 options to purchase common stock had been granted under the 2002 Plan with 6,097,116 options exercisable.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2005, 1,314,000 options to purchase common stock had been granted under the 1992 Plan with 1,160,000 with options exercisable.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2005, 302,500 options to purchase common stock have been granted under the 1989 Plan with 302,500 options exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2005, 1,684,050 options to purchase common stock have been granted with 1,239,606 options exercisable.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

11.	Stockholders’ Equity (continued)

The following table summarizes the Company’s stock option activity:

	Years ended December 31
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding – beginning of year	11,888,500	$0.72	9,592,000	$0.76
Granted	1,003,600	$0.58	2,400,000	$0.57
Exercised	(154,018)	$0.57	(103,500)	$0.34
Forfeited/Expired	(100,000)	–	–	–
Outstanding - end of year	12,638,082	$0.72	11,888,500	$0.72
Exercisable - end of year	10,393,422	$0.74	7,148,527	$0.76

The exercise prices for options outstanding as of December 31, 2005 range from $0.22 to $3.75. The weighted average remaining contractual life of these options is approximately 7.93 years.

Warrants Activity for the Period and Summary of Outstanding Warrants

During the years ended December 31, 2005, and December 31, 2004, the board of directors approved the issuance of warrants to purchase an aggregate of 15,582,499 and 1,405,000 shares respectively, of the Company’s common stock. Such warrants are exercisable at prices ranging from $0.37 to $0.67 per share and expire at various times through April 2009.

During the years ended December 31, 2005, and December 31, 2004, certain warrant holders exercised warrants to purchase 905,000 and 3,510,313 shares, respectively, of the Company’s common stock for an aggregate of $282,000 and $791,000, respectively.

A summary of warrant activity for 2005 and 2004 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2003	5,172,669	$0.76
Granted	1,405,000	0.51
Exercised	(3,510,313)	0.64
Expired	(986,361)	0.72
Outstanding, December 31, 2004	2,080,995	0.78
Granted	15,582,499	0.52
Exercised	(905,000)	0.33
Expired	(80,000)	0.33
Outstanding, December 31, 2005	16,678,494	0.56

At December 31, 2005, the weighted-average remaining contractual life of the warrants was approximately 37 months.12.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

12.	Stockholder Protection Agreement

In 1997, the Company’s Board of Directors adopted a Stockholder Protection Agreement (“Rights Plan”) that distributes Rights to stockholders of record as of September 10, 1997. The Rights Plan contains provisions to protect stockholders in the event of an unsolicited attempt to acquire the Company. The Rights trade together with the common stock, and generally become exercisable ten business days after a person or group acquires or announces the intention to acquire 15% or more of the Company’s outstanding shares of common stock, with certain permitted exceptions. The Rights then generally allow the holder to acquire additional shares of the Company’s capital stock at a discounted price. The issuance of the Rights is not a taxable event, does not affect the Company’s reported earnings per share, and does not change the manner in which the Company’s common stock is traded.

13.	Commitments

Lease Agreement

The Company leases its office and research facilities totaling 27,000 square feet under an operating lease, which expires in May 2008. The facilities lease is subject to an annual escalation based upon the Consumer Price Index in 2004 and an adjustment of one hundred two percent (102%) of the previous year’s rent annually from 2005 through 2008. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

Annual future minimum operating lease payments are as follows:

Year Ending December 31,	Operating Leases
2006	$666,000
2007	680,000
2008	228,000
Total minimum operating lease payments	$1,574,000

Rent expense, net of rental income, was approximately $536,000, $567,000 for the years ended December 31, 2005 and 2004, respectively. Rental income was approximately $157,000 and $66,000 for the years ended December 31, 2005 and 2004, respectively.

Indemnification Against Claims related to License Agreement

In connection with the Technology License Agreement (See Note 4), the Company agreed to indemnify Surgica for up to $200,000 in connection with claims by the Sapphire Group LLC for fees owed pursuant to an Engagement Letter entered into between Surgica and the Sapphire Group LLC, as a result of agreements entered into between Surgica and the Company. A former Director of the Company is a principal of the Sapphire Group.

Asset Purchase Option Agreement

On December 19, 2005 the Company closed an Asset Purchase Option Agreement (“Option Agreement”), that had been entered into with Surgica on November 23, 2005. Under the terms of the Option Agreement, the Company has the right to acquire substantially all of the assets of Surgica for 2,000,000 shares of the Company’s common stock, and additional shares of the Company’s stock (“ Earn-out Shares”), based on the future sales performance of Surgica’s products during the first quarter of 2007. The number of Earn-out Shares, if any, will be determined in part on the price per share of the Company’s common stock based on the 90 day prior average price as of April 1, 2007. The Option Agreement is exercisable, at our sole discretion, for a term of up to two (2) years. The Option Agreement Closing is subject to a number of conditions, including approval of the Option Agreement by a majority of the holders Surgica’s common stock and preferred stock voting as a single class, with the preferred voting on an “as converted” basis.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

13.	Commitments (continued)

Supply and Services Agreement

On December 19, 2005 the Company entered into a Supply and Services Agreement (“Supply Agreement”) with Surgica. Under the terms of the Supply Agreement, Surgica is obligated to provide product development and manufacturing services to the Company, and the Company is obligated to fund monthly operating costs of Surgica up to amounts specified in Supply Agreement, purchase product for sale and for clinical use at prices specified in the Supply Agreement. Pursuant to the terms of the Supply Agreement, the Company is obligated to fund annual operating costs of Surgica of up to approximately $800,000 during 2006. Thereafter, the Company’s obligation to fund Surgica’s operating costs is subject to a future determination to be made based on mutually agreed upon operating budgets.

Letter of Intent – Thuris Corporation

In November 2005, the Company entered into a non-binding letter of intent to acquire Thuris Corporation (“Thuris”), a privately held biopharmaceutical company focused on medical device solutions to aid in drug development and diagnosis of Central Nervous System disorders. Under the terms of the letter of intent, the Company would acquire 100% of the outstanding stock of Thuris in exchange for a number of shares of the Company’s common stock or common stock equivalents, equal to between 30% and 50% of the Company’s outstanding stock, calculated on a fully diluted basis.

Spine Wave, Inc. In April 2001, the Company entered into agreements with Spine Wave, Inc. to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave’s right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

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

In March 2002, the Company executed additional agreements with Spine Wave, Inc. that expanded its contractual research and development relationship, and that offered the Company additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave’s filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, the Company’s contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the year ended December 31, 2005 and for the period of project inception to date the Company received $611,000 and $5,525,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

14.	Collaborative Development and License Agreements

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant (the expiration date was recently extended to April 21, 2006, and upon meeting certain conditions, would be extended to September 21, 2006) to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share, and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved. The performance goals consist of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). Spine Wave’s repurchase option expired on December 31, 2005.

In October 2003, a second amendment to Supply and Services Agreement was executed. The amendment further defined the cost basis for reimbursement of services by Spine Wave.

Femcare, Ltd. In January 2000, The Company entered into an agreement with Femcare, Ltd. (“Femcare”), for the commercialization in Europe and Australia of the Company’s product for treatment of stress urinary incontinence. Under the terms of the license agreement, Femcare paid a $1 million non-refundable license fee in exchange for the patented technology and a three year commitment from the Company to provide support to Femcare in its efforts to clinically test the products in Great Britain and to achieve European regulatory approval. The Company did not incur any research and development costs associated with its support. As a result of the arrangement, the Company recognized approximately $333,000 in deferred license fee revenue for years ended December 31, 2000, 2001 and 2002. Subsequently, Femcare notified the Company that it was closing its urology business and ceasing all product development efforts pertaining to the licensed technology, and in July 2005, both parties mutually agreed to terminate the license agreement and discharged each other from any claims, obligations, liabilities, or other causes of action.

Genencor International, Inc. In December 2000, the Company signed a worldwide, exclusive license agreement with Genencor International, Inc. (“Genencor”) enabling Genencor to potentially develop a variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care.

In return for the licensed rights, Genencor paid the Company an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, the Company is entitled to receive up to $5 million in milestone payments associated with Genencor’s achievement of various industrial product development milestones incorporating the licensed technology. In December 2002 the Company received a license milestone payment of $250,000 from Genencor for Genencor’s initiation of a product development project based on technology licensed from the Company.

15.	Income Taxes

At December 31, 2005, the Company had net operating loss carryforwards of approximately $45,034,000 for federal income tax purposes, which may be applied against future income, if any, and will begin expiring in 2006 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $16,915,000, which will begin expiring in 2006. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, certain limitation in the utilization of California loss carryforwards, and the expiration of certain California tax loss carryforwards.

The Company also has federal and California research and development tax credit carryforwards of approximately $1,891,000 and $1,039,000, respectively, which will begin expiring in 2009 unless previously utilized. The Company also has California Manufacturers’ Investment Credit carryforward of approximately $62,000.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

15.	Income Taxes (continued)

Some of the carryforward benefits may be subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent carryforward benefits from being realized.

Significant components of the Company’s deferred tax assets as of December 31, 2005 are shown below. A valuation allowance of $20,326,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$16,807,000	$16,077,000
Federal & state tax credits	2,992,000	2,715,000
Other, net	527,000	142,000
Total deferred tax assets	20,326,000	18,934,000
Valuation allowance for deferred tax assets	(20,326,000)	(18,934,000)
Net deferred tax assets	$–	$–

During the year ended December 31, 2005, the valuation allowance increased by approximately $1,392,000.

16.	Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2005, the Company had not made a contribution to the 401(k) Savings Plan.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls And Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (the principal executive officer) and Director of Finance, Controller (the principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Director of Finance, Controller have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	Other Information

None.

PART II

Items 9, 10, 11, 12 and 14 are incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company with the Commission no later than April 30, 2006.

Item 3.	Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
3.1 (3)	Certificate of Incorporation of the Company.
3.1.1 (3)	Certificate of Designation of Series X Senior Participating Preferred Stock.
3.1.2 (9)	Certificate of Designation of Series E Convertible Preferred Stock.
3.1.3 (9)	Certificate of Designation of Series F Convertible Preferred Stock.
3.1.4 (10)	Certificate of Designation of Series G Convertible Preferred Stock.
3.1.5 (15)	Certificate of Designation of Series H Convertible Preferred Stock.
3.1.6 (18)	Certificate of Designation of Series I Convertible Preferred Stock.
3.2 (9)	Bylaws of the Company, as amended.
10.1 (1)	1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.

10.2 (2)	1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.
10.3 (1)	Form of Employee’s Proprietary Information and Inventions Agreement.
10.4 (1)	Form of Consulting Agreement.
10.5 (1)	Form of Indemnification Agreement.
10.6 (2)	License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.
10.7 (3)	Securities Purchase Agreement related to the sale of the Company’s Series D Preferred Stock.
10.8 (4)	1996 Non-Employee Directors’ Stock Option Plan.
10.9 (5)	Stockholder Protection Agreement, dated August 22, 1997, between the Company and Continental Stock Transfer & Trust Company as rights agent.
10.10 (6)	Employee Stock Purchase Plan, together with Form of Stock Purchase Agreement.
10.11 (7)	Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors.
10.12 (8)	First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.
10.13 (9)

Letter of Agreement dated April 13, 1998 between the Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred Stock for a like number of shares of Series F Preferred Stock.

10.14 (10)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock.
10.15 (10)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent.
10.16 (11)**	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.
10.17 (11)**	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.18 (11)**	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.19 (11)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.
10.20 (12)**	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.
10.21 (12)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.
10.22 (13)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.
10.23 (15)**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave,

Inc.
10.24 (15)**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.25 (15)**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.26 (15)**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.27 (16)**	Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.
10.28 (16)**	Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.
10.29 (14)	Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company.
10.30 (17)	First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.
10.31 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.
3.1 (3)	Certificate of Incorporation of the Company.
10.32 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.
10.33 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Cappello.
10.34 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.
10.35 (18)	2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.
10.36 (19)**	Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.
10.37 (20)	Securities Purchase Agreement, dated as of March 31, 2005, by and among the Company and certain investors.
10.38 (20)	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with Securities Purchase Agreement dated as of March 31, 2005.
10.39 (21)	Form of Warrant to Purchase Shares of Common Stock of the Company issued to William N. Plamondon, III.
10.44 (22)	Irrevocable Proxy, dated as of November 23, 2005, executed by Louis R. Matson in favor of the Company.
10.40 **	Asset Purchase Option Agreement, dated as of November 23, 2005, by and between the Company and Surgica Corporation.
10.41 **	License Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.

10.42 **	Supply and Services Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.43 **	Voting Agreement, dated as of November 23, 2005, between the Company and Louis R. Matson.
14.1 (23)	Code of Conduct.
23.1	Consent of Peterson & Co., LLP, Independent Registered Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

28

(1)

Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43875), SEC File No. 033-43875, filed with the Commission on November 12, 1991, as amended by Amendments Nos. 1, File No. 033-43875, 2, SEC File No. 033-43875, 3, SEC File No. 033-43875, and 4, SEC File No. 033-43875, thereto filed on November 25, 1991, December 23, 1991, January 17, 1992 and January 21, 1992, respectively.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1992, SEC File No. 000-19724, as filed with the Commission on March 31, 1993.
(3)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.
(4)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, SEC File No. 000-19724, as filed with the Commission on March 27, 1997.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on August 27, 1997.
(6)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, SEC File No. 000-19724, as filed with the Commission on April 15, 1998.
(7)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended March 31, 1998, SEC File No. 000-19724, as filed with the Commission on May 15, 1998.
(8)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the Quarter ended June 30, 1998, SEC File No. 000-19724, as filed with the Commission on August 14, 1998.
(9)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.
(10)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1999, SEC File No. 000-19724, as filed with the Commission on November 12, 1999.
(11)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, SEC File No. 000-19724, as filed with the Commission on March 24, 2000.
(12)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, SEC File No. 000-19724, as filed with the Commission on February 22, 2001.
(13)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, SEC File No. 000-19724, as filed with the Commission on November 14, 2001.
(14)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on November 13, 2002.
(15)	Incorporated by reference to Registrant’s Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.
(16)	Incorporated by reference to Registrant’s Report on Form 10-QSB/A for the period ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.
(17)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2002, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.
(18)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the period ended March 31, 2003, SEC File No. 000-19724, as filed with the Commission on May 14, 2003.
(19)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2003, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on April 7, 2005.
(21)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, SEC File No. 000-19724, as filed with the Commission on August 17, 2005.
(22)	Incorporated by reference to Registrant's Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on December 22, 2005.
(23)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004, SEC File No. 000-19724, as filed with the Commission on March 31, 2005.
**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

March 31, 2006	By:	/S/ WILLIAM N. PLAMONDON, III
William N. Plamondon, III
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ WILLIAM N. PLAMONDON, III William N. Plamondon, III	Chief Executive Officer (Principal Executive Officer)	March 31, 2006
/S/ JANIS Y. NEVES Janis Y. Neves	Director of Finance, Controller, and Secretary (Principal Financial Officer)	March 31, 2006
/S/ J. THOMAS PARMETER J. Thomas Parmeter, Ph.D.	Chairman of the Board	March 31, 2006
/S/ DONALD S. KAPLAN Donald S. Kaplan, Ph.D.	Director	March 31, 2006
/S/ KERRY L. KUHN Kerry L. Kuhn, M.D.	Director	March 31, 2006
/S/ STEVEN M. LAMON Steven M. Lamon	Director	March 31, 2006
/S/ JAMES B. MCCARTHY James B. McCarthy	Director	March 31, 2006
/S/ STEVE PELTZMAN Steve Peltzman	Director	March 31, 2006

EXHIBIT INDEX

10.40**	Asset Purchase Option Agreement, dated as of November 23, 2005, by and between the Company and Surgica Corporation.
10.42**	License Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.43**	Supply and Services Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.44	Voting Agreement, dated as of November 23, 2005, between the Company and Louis R. Matson.
23.1	Consent of Peterson & Co. LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.