Form 10KSB/A
period 2005-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-04-28
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:      Yes ___  No  X

EXPLANATORY NOTE

Protein Polymer Technologies, Inc. is filing this Amendment No. 1, or the Amendment, to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, or the Commission, on March 31, 2005, or the Annual Report, to include Items 9, 10, 11, 12 and 14 to the Annual Report. These Items were not included in the Annual Report because the Company anticipated that such information would be provided in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after then end of the Company’s 2005 fiscal year.

The complete text of Items 9, 10, 11, 12 and 14 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In addition, Item 13 of Part III of the Annual Report is being updated hereby solely to reflect the inclusion with this Amendment of the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer (principal executive officer) and Director of Finance, Controller (principal financial officer) are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1.

With the exception of the inclusion of Items 9, 10, 11, 12 and 14 to the Annual Report, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

-i-

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

Page

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	1
Item 10.	Executive Compensation.	3
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	5
Item 12.	Certain Relationships and Related Transactions.	7
Item 13.	Exhibits	8
Item 14.	Principal Accountant Fees and Services	8
Signatures		10

-ii-

Forward Looking Statements

Certain statements contained or incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-KSB/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management’s current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons.

The table below sets forth certain information regarding our directors, our executive officers, and other significant employees as of April 28, 2006.

Name	Age	Position
J. Thomas Parmeter	66	Chairman of the Board of Directors
William N. Plamondon III	58	Director and Chief Executive Officer
Donald S. Kaplan, Ph.D. (4)	59	Director
Kerry L. Kuhn, M.D. (1)(4)	56	Director
Steven M. Lamon (1) (2) (3)	59	Director
Steve Peltzman (2) (3)(4)	59	Director
James B. McCarthy (1)(2)	54	Director
Joseph Cappello, Ph.D.	49	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	55	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics
John E. Flowers	49	Vice President, Planning and Operations
R. Steven Reitzler	54	Vice President, Regulator Affairs/Quality Assurance
Janis Y. Neves	55	Director of Finance and Administration, Treasurer and Corporate Secretary
_____________________
(1) Member of the Stock Option and Compensation Committee of Board of Directors.
(2) Member of the Audit Committee of Board of Directors.
(3) Member of the Nominating Committee of the Board of Directors.
(4) Member of the Program Review Committee of the Board of Directors.

J. Thomas Parmeter has served as the Company’s Chairman of the Board of Directors since the Company’s inception in July 1988. Mr. Parmeter served as the Company’s Chief Executive Officer, from its inception until April 2005, as its President, from its inception until April 2004, and as its Chief Financial Officer from its inception until July 1992. From 1982 to November 1987, Mr. Parmeter was President, Chief Executive Officer and, from June 1987 to June 1988, Chairman of the Board, of Syntro Corporation.

William N. Plamondon III has served as a director of the Company since March 2005. Mr. Plamondon currently serves as the Company’s Chief Executive Officer, a position he has held since April 2005. Mr. Plamondon also serves as the President and Chief Executive Officer of R.I. Heller & Co., LLC, a management consulting firm, a position he has held since 1998. Previously, Mr. Plamondon served as President and CEO of ANC Rental Corporation, from October 2001 until October 2003, as CEO of First Merchants Acceptance Corp., from May 1997 until May 1998, and as President and CEO of Budget Rent-a-Car from June 1992 until February 1997. He was a founding member of the National Tourism Organization and formerly served on the Board of American Car Rental Association and the International Franchise Association. He currently serves on the Board of Directors for Tribridge, LLC, a consulting firm, and the Board of Trustees of North Central

College. He is a seven-year member of the Executive Advisory Committee for Give Kids the World, and is an active member of the American Bankruptcy Institute and the Turnaround Management Association.

Dr. Kaplan has served as a director of the Company since April 2004. Dr. Kaplan retired from his positions as President and Chief Operating Officer of the Company on March 31, 2006. He had held such positions since April 2004. Dr. Kaplan is the founder and has been the president of Matrix Technology since 2001, a start-up medical device development company. From 1998 to 2000 Dr. Kaplan was a chief consultant to International Surgical Technology Inc., a surgical device start-up company. From 1980 to 1995 Dr. Kaplan was employed by the US Surgical Corporation, initially as vice president materials science, and from 1992 to 1995 as senior vice president of operations and technology.

Kerry L. Kuhn, M.D. has served as a director of the Company since April 2000. Dr. Kuhn is currently a partner and Board certified practicing physician at the Omega Obstetrics and Gynecology Center in Coral Springs, Florida, a position he has held since 1986. Dr. Kuhn also serves as an adjunct professor in biology at the Nova University Department of Science, Math and Technology.

Steven M. Lamon has served as a director of the Company since May 2004. Mr. Lamon currently serves as a consultant to several educational, religious and municipal organizations and serves on the board of directors of two privately-held companies, VasSol Inc., and Cordillera Asset Management. From 1976 to January 2005, Mr. Lamon was employed by Merrill Lynch, initially as an equity institutional salesman and from 1984 to 2002 as Head of the Chicago Institutional Equity Sales desk and Director of Merrill Lynch Capital Markets.

Steve Peltzman has served as a director of the Company since May 2004. Mr. Peltzman currently works as the Chairman and CEO of StatSure Diagnostics Systems, Inc. (SSUR), a Massachusetts company making and marketing rapid diagnostic tests for sexually transmitted and other infectious diseases. Mr. Peltzman is on the Board and is interim CEO of InterPath Pharmaceuticals, Inc., a private, Houston based cancer therapy company. Mr. Peltzman is on the Board of Overseers of the Beth Israel Deaconess Medical Center in Boston, Massachusetts. During the past several years he has been active in several small health care and technology start-ups as their interim CEO or COO or in an advisory capacity to their Boards of Directors.

James B. McCarthy has served as a director of the Company since April 2005. He currently serves as the Chairman and Chief Executive Officer of Gemini Consulting Group, Inc., a position he has held since its inception in 1991. Mr. McCarthy addresses legal, organizational and financial issues for Gemini Consulting Group clients and partners. His thirty years experience in the health care field has ranged from analysis and planning to senior management roles. His expertise is in developing hospitals and ambulatory surgery centers in both the U.S. and overseas, developing and implementing hospital and physician joint venture strategies and implementing domestic and international medical supply and equipment arrangements. Prior to forming Gemini, Mr. McCarthy was the Executive Vice President of First Health Associates, Inc., a Chicago-based health care consulting company from 1984 until 1991. He has also held positions as Vice President and General Manager of a medical device manufacturing company in the Chicago area, and spent five years in increasingly responsible planning positions with the Medical Products Division of 3M Company. Mr. McCarthy is a member of various state and national organizations, including the American Health Lawyers Association and the National Strategy Forum. Mr. McCarthy also serves on the National Advisory Council of the Keller Graduate School of Management, Chicago, Illinois. He is a member of the Board of Directors of Hinsdale Bank & Trust Company, Hinsdale, Illinois; Wintrust Financial Corporation (WTFC, NASDAQ), Lake Forest, Illinois; Sirigen Corporation, Santa Barbara, California; and Initiatives Healthcare, Inc., Nashville, Tennessee.

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

Mr. Reitzler has been the Company’s Vice President of Clinical and Regulatory Affairs, responsible for strategic and executional oversight for all U.S. clinical and regulatory matters, including filings and interaction with regulatory authorities, since September 2005. Prior to joining the Company, Mr. Reitzler served as V.P. Regulatory Affairs and Quality Assurance for INNERCOOL therapies from March 2002 to October 2005 and previously was V.P. Regulatory Affairs and Quality Assurance for NuVasive Incorporated from January 1999 to September 2001.

Ms. Neves has been the Company’s Director of Finance since November 1998, Controller since January 1990 and Corporate Secretary since June 2004. From July 1988 until January 1990, Ms. Neves was the Company’s Business Office Manager.

Currently, all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers. There currently are no legal proceedings, and during the past five years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any director or director nominee of the Company.

The Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B because the Board of Directors did not believe that any of the members of the Audit Committee met the qualifications of an “audit committee financial expert.”

In fiscal year ended December 31, 2005, the Board had an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Messrs. McCarthy, Peltzman and Lamon.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities (“Section 16 Participants”), to file reports of ownership and changes in ownership with the SEC. Such persons are required to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such forms furnished to the Company, or written representations that no such forms were required, the Company believes that during 2005 all Section 16 Participants complied with all applicable Section 16(a) filing requirements except for the inadvertent failure of the following Section 16 Participants: (1) Joseph Cappello, Franco Ferrari, John Flowers, Janis Neves, Edward Cape, Kerry Kuhn, Steve Lamon, James McCarthy, Steve Peltzman, and Donald Kaplan each respectively failed to file one Form 4 covering one transaction and (2) Stephen R. Reitzler and William N. Plamondon, III each respectively failed to file one Form 3 and one Form 4 covering one transaction in a timely manner.

Code of Ethics

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer (the principal executive officer) and Director of Finance, Controller (the principal financial officer). A copy of our Code of Conduct is attached as exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2005, and is incorporated by reference.

Item 10.	Executive Compensation.

The following table shows for the periods indicated the compensation paid to or accrued to, or for the benefit of, each of the named executive officers of the Company for services rendered to the Company during 2005.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
William N. Plamondon, III Chief Executive Officer	2005	$300,000	-	-	-	-
	2004	-0-	-	-	-	-
	2003	-0-	-	-	-	-

J. Thomas Parmeter Chairman of the Board	2005	$250,000	-	-	-	-
	2004	230,000	-	-	-	-
	2003	230,000	-	-	-	1,250,000

Donald S. Kaplan President, Chief Operating Officer	2005	$280,000	-	-	-	-
	2004	$140,000	-	-	-	2,000,000
	2003	-0-	-	-	-	100,000

Joseph Cappello, Ph.D. Vice President – Research and Development, Director- Polymer Research and Chief Technical Officer	2005	$167,860	-	-	-	25,000
	2004	154,000	-	-	-	-
	2003	137,000	-	-	-	1,350,000

R. Stephen Reitzler Vice President, Clinical & Regulatory Affairs	2005	$155,000	-	-	-	250,000
	2004	n/a	-	-	-	-
	2003	n/a	-	-	-	-

Option Grants In Last Fiscal Year

The following table provides information about the number of options granted to each of the named executive officers of the Company during the fiscal year ended December 31, 2005. No stock appreciation rights were granted to any executive officer during the last fiscal year.

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees In Fiscal Year	Exercise Price ($/Sh)	Expiration Date

William N. Plamondon, III	-	-	-	n/a
J. Thomas Parmeter	-	-	-	n/a
Donald S. Kaplan	-	-	-	n/a
Joseph Cappello, Ph.D.	25,000	100%	$0.65	1/3/15
R. Stephen Reitzler	250,000	100%	$0.36	9/23/15

(1) Commencing on the 25th day of each month following the Grant Date and ending on the third anniversary of the Grant Date, the Options may be exercised to the extent of one-thirty-sixth (1/36) of the shares subject to the Option per month, plus any shares with respect to which the Option has previously become exercisable.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Value

The following table provides information about the number of unexercised options held by each of the named executive officers of the Company at December 31, 2005. None of the executive officers exercised options during the fiscal year. The Company has not granted stock appreciation rights to any named executive officer.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End	Value of Unexercised In-the-Money Options At Fiscal Year End(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable
William N. Plamondon, III	-	$ -	-	-	$ -	$ -
J. Thomas Parmeter, Ph.D.	-	-	1,341,111	158,889	-	-
Donald S. Kaplan, Ph.D.	-	-	1,211,112	888,888	-	-
Joseph Cappello, Ph.D.	-	-	1,512,639	187,361	-	-
R. Stephen Reitzler	-	-	20,833	229,167	-	-

(1) calculated using the closing price of $0.24 per share as of December 31, 2005.

The Company does not have a defined benefit or actuarial pension plan. The Company does not have a long-term incentive plan and did not make any long term awards in 2005.

Compensation of Directors

Non-employee, non-affiliate directors are entitled to receive $10,000 for their services as directors during the 2005 fiscal year. All directors were reimbursed for their out-of-pocket expenses in attending meetings of the Board or committees thereof.

Directors who are also not employees of the Company are granted options to purchase Company common stock under the Company’s 1996 Non-Employee Directors’ Stock Option Plan (the “1996 Option Plan”). Under the 1996 Option Plan, each such director is granted an annual option to purchase 80,000 shares of common stock of the Company upon his or her election to the Board and on the first business day in June of each calendar year thereafter. Such options have a duration of ten years and are exercisable six months after the date of grant at a price equal to the fair market value of the Company’s common stock on the date of grant.

Employment Agreements

On December 31, 2002, the Company entered into a employment agreement with Mr. Parmeter calling for an initial annual base salary of $212,000, as well as certain other customary benefits. The initial base salary is subject to adjustment by the Board of Directors. This agreement, which was set to expire on December 31, 2005 unless terminated prior to that date by the Company or Mr. Parmeter, was extended by the Board to the end of April 2006. This agreement provides that if Mr. Parmeter’s employment is terminated by the Company without cause and the Company has cash and cash equivalents of at least $800,000, as reflected on the Company’s most recent balance sheet as set forth in its most recent periodic filing with the Securities and Exchange Commission, then Mr. Parmeter will be entitled to continue to receive his base salary until the expiration date of the agreement. Furthermore, Mr. Parmeter may terminate his employment for a “good reason” following a change in control of the Company. A “good reason” means a reduction in salary, a material reduction in position, duties or responsibilities or the failure of the Company to have its successor assume the Company’s obligations under the employment agreement. If Mr. Parmeter were to terminate his employment for a good reason, the Company would be obligated to pay Mr. Parmeter a lump sum payment equal to 2.99 times his base salary then in effect, plus any other vested benefits.

Each of the other employment agreements that the Company had with any of its named executive officers has expired.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

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
(3)

Includes shares of common stock to be issued upon exercise of out-of-plan non-qualified options granted. The 1,684,050 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to options granted in connection with consulting agreements with non-employees, and options granted to employees and Directors during lapses between approved option plans. There were no out-of-plan non-qualified options granted in 2005. Out-of-plan non-qualified options to purchase 1,000,000 shares were granted in 2004,

140,000 shares were granted in 2003, and 257,550 shares were granted in 2002. The remainder of outstanding options were issued on or before 2001.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2005 by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Common Stock, Series G Preferred Stock (on an as converted basis) and Series I Preferred Stock (on an as converted basis), if any, (ii) all Directors, (iii) each executive officer named below and (iv) all directors and executive officers as a group. The business address of each of the Company’s directors and named executive officers is the Company’s address unless otherwise stated in the table below.

Title of Class	Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Owner	Percentage of Class
Common	William M. Plamondon (3) (4) (5)	2,000,000	2.89%
	J. Thomas Parmeter (3) (4) (6)	2,222,888	3.24%
	Donald S. Kaplan (3) (7)	2,584,748	3.75%
	Kerry L. Kuhn, M.D.(3) (8)	740,000	1.09%
	Steven M. Lamon (3) (9)	1,483,989	2.19
	Steve Peltzman (3) (10)	240,000	*
	James B. McCarthy (11)	80,000	*
	Janis Y. Neves (4) (12)	316,407	*
	Joseph Cappello, Ph.D.(4) (13)	1,588,117	2.31%
	Franco A. Ferrari, Ph.D.(4) (14)	1,435,007	2.09%
	John E. Flowers (4) (15)	1,213,240	1.77%
	Steve Reitzler (4) (16)	20,833	*
	Redec & Associates, LLC (17) c/o Protein Polymer Technologies, Inc. 10655 Sorrento Valley Road San Diego, California 92121	13,696,658	19.53%
	Johnson & Johnson Development Company (18) One Johnson & Johnson Plaza New Brunswick, New Jersey 08933	15,381,363	22.66%
	Matthew Szulik (19) c/o Protein Polymer Technologies, Inc. 10655 Sorrento Valley Road San Diego, California 92121	11,509,320	16.56%
	All directors and executive officers as a group (12 persons)(20)	13,925,229	17.92%

_______________________

*	Amount represents less than one percent of the Common Stock.
(1)	Information with respect to beneficial ownership is based upon the Company’s stock records and data supplied to the Company by the holders.
(2)

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon conversion of preferred stock or subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such preferred stock, options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to joint ownership with spouses and community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Director.
(4)	Executive Officer.
(5)	Includes 2,000,000 shares subject to warrants exercisable within 60 days.
(6)

Includes (i) 1,341,111 shares subject to options exercisable within 60 days, (ii) 10,000 warrants exercisable within 60 days and (iii) 30,000 shares issuable upon conversion of the Company’s Series G Preferred Stock convertible within 60 days (such Series G Preferred Stock votes with the Common Stock on an as converted basis).

(7)	Includes (i) 1,211,112 shares subject to options exercisable within 60 days and (ii) 464,545 warrants exercisable within 60 days.

(8)

Includes (i) 285,000 shares subject to options exercisable within 60 days and (ii) 80,000 shares issuable upon conversion of 400 shares of the Company’s Series G Preferred Stock convertible within 60 days (such Series G Preferred Stock votes with the Common Stock on an as converted basis).

(9)

Includes (i) 180,000 shares subject to options exercisable within 60 days, (ii) 10,000 warrants exercisable within 60 days and (iii) 200,000 shares issuable upon conversion of the Company’s Series G Preferred Stock convertible within 60 days (such Series G Preferred Stock votes with the Common Stock on an as converted basis).

(10)	Includes 160,00 shares subject to options exercisable within 60 days.
(11)	Includes 80,00 shares subject to options exercisable within 60 days.
(12)	Includes 316,278 shares subject to options exercisable within 60 days.
(13)	Includes 1,512,639 shares subject to options exercisable within 60 days.
(14)	Includes 1,326,806 shares subject to options exercisable within 60 days.
(15)	Includes 1,148,056 shares subject to options exercisable within 60 days.
(16)	Includes 20,833 shares subject to options exercisable within 60 days.
(17)

Includes (i) 554,545 shares issuable upon conversion of shares of Series I Preferred Stock convertible within 60 days (such Series I Preferred Stock votes with the Common Stock on an as converted basis) and (ii) 2,259,622 shares subject to warrants exercisable within 60 days.

(18)

Includes (i) 373,750 shares issuable upon conversion of shares of Series D Preferred Stock convertible within 60 days; (ii) 11,008,333 shares issuable upon conversion of shares of Series F Preferred Stock convertible within 60 days; (iii) 1,078,800 shares issuable upon conversion of shares of Series H Preferred Stock convertible within 60 days; (iv) 1,818,181 shares issuable upon conversion of shares of Series I Preferred Stock convertible within 60 days (such Series I Preferred Stock votes with the Common Stock on an as converted basis) and (ii) 181,818 shares subject to warrants exercisable within 60 days.

(19)

Includes (i) 127,272 shares issuable upon conversion of the Company’s Series I Preferred Stock convertible within 60 days (such Series I Preferred Stock votes with the Common Stock on an as converted basis) and (ii) 1,494,549 warrants exercisable within 60 days.

(20)

Includes (i) 7,581,835 shares subject to options exercisable within 60 days, (ii) 2,484,545 shares subject to warrants exercisable within 60 days, and (iii) 310,000 shares subject to preferred stock convertible within 60 days.

Item 12.	Certain Relationships and Related Transactions.

In connection with a $75,000 bridge loan from Taurus Advisory Group, LLC to the Company in July 2004, we issued common stock warrants to purchase up to 60,000 shares of our common stock at a price of $0.37 per share, exercisable for 36 months.

In connection with $75,000 in bridge loans from J. Thomas Parmeter, Steven Lamon, and Donald Kaplan to the Company in July 2004, we issued, in the aggregate, common stock warrants to purchase up to 60,000 shares of our common stock at a price of $0.37 per share, exercisable for 36 months.

In connection with a $900,000 bridge loan from Taurus Advisory Group, LLC to the Company in August, September and December 2004, we issued common stock warrants to purchase up to 360,000 shares of our common stock at exercise prices ranging from $0.37 to $0.50 per share, exercisable for 36 months. In connection with a $260,000 bridge loan from Taurus Advisory Group, LLC to the Company in January and February 2005, we issued common stock warrants to purchase up to 104,000 shares of our common stock at exercise prices ranging from $0.60 to $0.62 per share, exercisable for 36 months. The warrants were issued in the name of Redec and Associates, LLC, an investment advisory client of Taurus Advisory Group, LLC. Taurus Advisory Group, LLC is a registered investment advisor and advises a number of the Company’s stockholders in investment decisions, including decisions about whether to invest in our stock. Taurus has discretionary authority to vote or dispose of the shares held in its client accounts and therefore may be deemed to be the beneficial owner of such shares. Taurus expressly disclaims such beneficial ownership.

On April 1, 2005, the Company completed the initial closing related to a Securities Purchase Agreement with a group of individual and institutional investors for the private placement of shares of the Company’s common stock at a price of $0.33 per share. At the initial closing, the Company sold an aggregate of 12,728,269 shares to the initial investors for an aggregate purchase price of $4,200,000, including approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to Taurus Advisory Group, LLC, described above. As part of the transaction, the Company also issued to the initial investors warrants that entitle the holders to purchase an aggregate of 6,364,132 shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on April 1, 2008.

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

Two of the institutional investors, Redec & Associates LLC and Matthew Szulik, in the private placement purchased 2,989,099 and 3,689,246 shares and received warrants to purchase 1,494,549 and 1,844,622 shares of our common stock at an exercise price of $0.50 per share, respectively. The purchase price paid by these institutional investors included approximately $1,200,000 of converted short-term promissory notes and accumulated interest previously issued by the Company to Taurus Advisory Group, LLC, described above. These shares are held by Hare & Co. as custodian for these investment advisory clients of Taurus.

Donald Kaplan purchased 909,091 shares of common stock and received a warrant to purchase 454,545 shares of our common stock at an exercise price of $0.50 per share in the subsequent closing pursuant to the Securities Purchase Agreement described above.

In April 2005, we granted a warrant to William N. Plamondon, III entitling him to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price equal to the market price of our common stock at the close of the market on the date of the grant, $0.67 per share. The warrant expires 36 months after the date of the grant.

Item 13.	Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2004 and December 31, 2005, Peterson & Company, LLP provided various audit and non-audit services to us as follows:

a.       Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2005 and for review of our financial statements included in our quarterly reports on Form 10-QSB for those years were approximately $66,811 and $82,474, respectively.

b.       Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the fiscal years ended December 31, 2004 and December 31, 2005.

c.       Tax Fees. Aggregate fees billed for tax services were approximately $3,255 and $3,360 in the fiscal years ended December 31, 2004 and December 31, 2005, respectively. These fees were primarily for compliance fees for the preparation of tax returns, assistance with tax planning strategies and tax advice.

d.       All Other Fees: Aggregate fees billed for services other than those described above were approximately $500 and $20,012 in the fiscal years ended December 31, 2004 and December 31, 2005, respectively. These fees were primarily for review of registration statements and issuance of consents.

The Audit Committee approved in advance or ratified each of the major professional services provided by Peterson & Company, LLP. The Audit Committee has considered the nature and amount of the fees billed by Peterson &

Company, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Peterson & Company, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

April 28, 2006	By:	/S/ WILLIAM N. PLAMONDON, III
William N. Plamondon, III
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ WILLIAM N. PLAMONDON, III William N. Plamondon, III	Chief Executive Officer (Principal Executive Officer)	April 28, 2006
/S/ JANIS Y. NEVES Janis Y. Neves	Director of Finance, Controller, and Secretary (Principal Financial Officer)	April 28, 2006
/S/ J. THOMAS PARMETER J. Thomas Parmeter, Ph.D.	Chairman of the Board	April 28, 2006
/S/ DONALD S. KAPLAN Donald S. Kaplan, Ph.D.	Director	April 28, 2006
/S/ KERRY L. KUHN Kerry L. Kuhn, M.D.	Director	April 28, 2006
/S/ STEVEN M. LAMON Steven M. Lamon	Director	April 28, 2006
/S/ JAMES B. MCCARTHY James B. McCarthy	Director	April 28, 2006
/S/ STEVE PELTZMAN Steve Peltzman	Director	April 28, 2006

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.