Form 10QSB
period 2006-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-05-22
CIK 858155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(858) 558-6064

(Issuer's telephone number)

(former name, former address and former fiscal lyear, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes               No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2006, 67,329,204 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):	Yes No X

Protein Polymer Technologies, Inc.

FORM 10-QSB

INDEX

Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets

March 31, 2006 and December 31, 2005 (unaudited)	3

Statements of Operations

For the three months ended March 31, 2006 and 2005 (unaudited)	4

Statements of Cash Flows

For the three months ended March 31, 2006 and 2005 (unaudited)	5

Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Signatures	20

.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Protein Polymer Technologies, Inc.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$48,786	$1,211,748
Contract receivable	220,919	113,792
Current portion of rent receivable	79,527	88,477
Prepaid expenses and other assets	30,388	32,440
Total current assets	379,620	1,446,457

Deposits	30,479	29,679
Notes receivable	246,402	242,884
Rent receivable, net of current portion and reserve of $128,273 at March 31, 2006 and December 31, 2005	–	26,050
Technology license agreement	1,092,604	1,106,435
Equipment and leasehold improvements, net	301,905	292,778
Total assets	$2,051,010	$3,144,283

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$981,781	420,672
Accrued expenses	375,332	381,139
Current maturities of notes payable	82,100	195,565
Total current liabilities	1,439,213	997,376

Notes payable, net of current maturities	436,971	323,506
Deferred rent	12,126	8,820
Total liabilities	1,888,310	1,329,702

Stockholders' equity:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; 66,045 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively - liquidation preference of $6,604,500 at March 31, 2006 and December 31, 2005, respectively	6,059,917	6,059,917
Common stock, $.01 par value; 120,000,000 shares authorized; 67,311,408 shares issued and outstanding at December 31, 2005 and 225,000,000 shares authorized, 67,329,204 shares issued and outstanding at March 31, 2006	673,304	673,125
Additional paid-in capital	55,252,343	54,122,000
Accumulated deficit	(61,822,864)	(59,040,461)
Total stockholders' equity	162,700	1,814,581
Total liabilities and equity	$2,051,010	$3,144,283

See accompanying notes.

.

Protein Polymer Technologies, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Contract revenue	$220,919	$512,771
Product and other income	18,558	670
Total revenues	239,477	513,441

Cost of sales	803	–
Gross profit	238,674	–

Operating expenses:
Research and development	1,036,440	555,967
Selling, general and administrative	1,887,311	393,293
Total expenses	2,923,751	949,260

Net loss from operations	(2,685,077)	(435,819)

Other income (expense):
Interest income	2,524	79
Interest expense	(10,900)	(86,625)
Total other expense	(8,376)	(86,546)

Net loss	(2,693,453)	(522,365)

Undeclared, imputed and/or paid dividends on preferred stock	157,409	550,041

Net loss applicable to common shareholders	$(2,850,862)	$(1,072,406)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per common share	67,311,606	40,294,220

See accompanying notes.

.

See accompanying notes.

Protein Polymer Technologies, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(2,693,453)	$(522,365)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	40,344	7,421
Share based compensation expense	1,038,395	–
Amortization of discounts on notes payable	–	56,493
Changes in operating assets and liabilities:
Deposits	(800)	(800)
Prepaid expenses	2,053	(18,125)
Rent receivable	35,000	15,000
Contracts receivable	(107,127)	–
Accounts payable	561,108	17,758
Deposits payable	–	(33,000)
Accrued expenses	(5,807)	37,160
Deferred revenue	–	(57,783)
Deferred rent	3,307	–
Net cash used for operating activities	(1,126,980)	(498,241)

Investing activities
Purchase of equipment and improvements	(35,641)	–
Issuance of notes receivable	(3,518)	–
Net cash used for investing activities	(39,159)	–

Financing activities
Net proceeds from exercise of options and warrants and sale of common stock	3,177	346,392
Net proceeds from issuance of debt - related party	–	260,000
Payments on notes payable - related party	–	(150,000)
Net cash provided by financing activities	3,177	456,392

Net decrease in cash and cash equivalents	(1,162,962)	(41,849)
Cash and cash equivalents at beginning of the period	1,211,748	82,222
Cash and cash equivalents at end of the period	$48,786	$40,373

Supplemental disclosures of cash flow information
Interest paid	$2,090	$86,625

Non cash investing and financing activity
Imputed dividend on extension of warrants	$88,950	$–
Conversion of Series G preferred stock to common stock	$–	$20,000
Conversion of Series I preferred stock to common stock	$–	$650,000
Imputed dividend on warrant repricing	$–	$481,582

See accompanying notes.

.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

Note 1.	Basis of Presentation

The condensed financial statements of Protein Polymer Technologies, Inc. (the “Company”) for the three months ended March 31, 2006 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2005 was derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10KSB and 10KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard ("SFAS") No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting for Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2006, the Company incurred a net loss of approximately $2,693,000. As of March 31, 2006 we have accumulated losses aggregating approximately $61,823,000. Our cash and cash equivalents of $49,000, in combination with a loan for $1,000,000 received in April 2006 (see Note 12, Subsequent Events) and anticipated additional contract and license payments, will be sufficient to meet our anticipated capital requirements only through the end of June 2006.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to

Protein Polymer Technologies, Inc.

Notes to Financial Statements

significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products, or obtain a secured private financing or possibly cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.	Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123”), using the modified prospective method. In accordance with SFAS No. 123, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard. During the period ended March 31, 2006, the Company recorded $1,038,000 in non-cash charges for the implementation of SFAS No. 123. As of March 31, 2006, there was approximately $1,665,000 of total unrecognized compensation costs related to unvested options.

The Company has not granted any options in 2006. The fair value of stock options granted in 2005 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 210%, expected term of 3 years, risk-free interest rate of 3.50%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option.

In February 2006, the Company amended its 2002 Stock Option Plan to increase the number of options available for grant to 20,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant.

The following table summarizes the stock option transactions during the three months ended March 31, 2006:

			Weighted
			average
		Weighted	remaining
		average	contractual
		exercise	life
	Shares	price	(in years)
Options outstanding at January 1, 2006	12,638,082	$0.72	7.93
Options granted	-	-	-
Options exercised	-	-	-
Options terminated	348,500	$1.37	-
Options outstanding at March 31, 2006	12,289,582	$0.70	6.98
Options exercisable at March 31, 2006	10,786,614	$0.72	6.83

.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

For the three months
Ended March 31,
2005
Net loss as reported	$(1,072,406)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(181,393)
Pro forma net loss	$(1,253,799)

Basic and diluted loss per share	$(0.03)
Pro forma basic and diluted loss per share	$(0.03)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. See the 2005 assumptions below:

Expected life Risk-free interest rate Dividend yield Volatility	3 3.50% - 210%

Note 3.	Revenue and Expense Recognition

Research and development contract revenues are recorded as earned in accordance with the terms and performance requirements of the contracts. If the research and development activities are not successful, we are not obligated to refund payments previously received. Fees from the sale or license of technology are recognized on a straight-line basis over the term required to complete the transfer of technology or the substantial satisfaction of any performance related responsibilities. License fee payments received in advance of amounts earned are recorded as deferred revenue. Milestone payments are recorded as revenue based upon the completion of certain contract specified events that measure progress toward completion under certain long-term contracts. Royalty revenue related to licensed technology is recorded when earned and in accordance with the terms of the license agreement. Research and development costs are expensed as incurred. Revenue from product sales is recognized at the time product is shipped.

Note 4.	Promissory Notes Receivable

On July 12, 2005, the Company entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufactures and markets embolization products. The letter of intent was extended by mutual agreement until December 12, 2005. On December 19, 2005, the Company entered into a technology license agreement with Surgica (see Note 9).

As specified in the Letter of Intent, the Company agreed to advance Surgica certain funds for on-going operations in return for Promissory Notes. As of March 31, 2006, the Company had loaned Surgica a total of $238,000. The Promissory Notes are due and payable on January 5, 2008. Interest on the unpaid balance of each Promissory Note accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of March 31, 2006, Surgica had accrued $9,000 in interest payable.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

Note 5.	Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sub-lessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sub-lessee resumed making rental payments and as of September 2004 an additional $5000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sub-lessee. At March 31, 2006 the current portion due from the sub-lessee was $80,000 and the long-term portion was $128,000, net of reserve of $128,000.

Note 6.	Equipment and Leasehold Improvements

Equipment and leasehold improvements at March 31, 2006 are comprised of the following:

	March 31, 2006	December 31, 2005
Laboratory equipment	$1,376,000	$1,375,000
Office equipment	221,000	218,000
Leasehold improvements	361,000	329,000
	1,958,000	1,922,000
Less accumulated depreciation and amortization	(1,656,000)	(1,629,000)
	$302,000	$293,000

Depreciation expense was $27,000 for the quarter ending March 31, 2006 and $49,000 for the year ended December 31, 2005.

Note 7.	Exercise and Exchange of Warrants

In January 2004, certain holders of warrants issued in conjunction with the sale of the Company's Series G convertible preferred stock exercised their warrants to purchase 855,303 shares of the Company's common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. In order to induce the warrant holders to exercise their warrants prior to the expiration date, the Company offered to reduce the exercise price of the warrants from $0.55 to $0.33 per share and offered each warrant holder a new warrant, for the same number of shares of the Company's common stock, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were set to expire January 31, 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend of $482,000 during the first quarter of 2005 to reflect the additional benefit created for such investors. The newly issued warrants’ expiration date was extended from January 31, 2006 to January 31, 2007. The Company recorded an imputed dividend of $89,000 in the quarter ending March 31, 2006 to reflect the additional benefit created for the investors.

Note 8.	Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of March 31, 2006 the current and long term note balances were $82,000 and $437,000, respectively.

Quarter ending	Notes payable
March 31,	maturities
2006	$82,000
2007	124,000
2008	213,000
2009	100,000
Total maturities	$519,000

.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

Note 9.	Technology License Agreement

On December 19, 2005, the Company entered into a License Agreement with Surgica Corporation (“Surgica”), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasiveprocedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the License Agreement, the Company acquired exclusive marketing and distribution rights to Surgica’s three embolization products, one issued patent, and technical and market know-how. Concurrent with the signing of the License Agreement, the Company closed a previously entered into Asset Purchase Option Agreement (“Option Agreement”) and entered into a Supply and Services Agreement (“Supply Agreement”) with Surgica (See Note 11).

The Company capitalized a total of approximately $1,106,000 in connection with this agreement based on cash consideration paid in the amount of $385,000, the assumption of certain liabilities of Surgica totaling $521,000 and indemnification of contingent liabilities up to a maximum of $200,000. Under the terms of the License Agreement, the agreement will continue, unless terminated earlier in accordance with its terms, for twenty (20) years.

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

In addition to the cash payments and assumption of certain liabilities, the License Agreement provides for Surgica to receive a royalty of twenty-five percent (25%) of net profits, if any, on revenues generated by the sale by the Company of Surgica products.

Technology license agreement consists of the following at March 31, 2006 (in thousands):

Technology license agreement	$1,106,000
Less accumulated amortization	(13,000)
$1,093,000

Amortization expense was $13,000 for the quarter ended March 31, 2006.

Note 10.	Contracts Receivable

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave’s clinical trials. These services are billed upon the completion of various agreed upon work products. On March 31, 2006, the Company had outstanding Spine Wave invoices in the amount of approximately $221,000.

Note 11.	Commitments

Indemnification Against Claims related to License Agreement

In connection with the License Agreement (See Note 9), the Company agreed to indemnify Surgica for up to $200,000 in connection with claims by the Sapphire Group LLC for fees owed pursuant to an Engagement Letter entered into between Surgica and the Sapphire Group LLC, as a result of agreements entered into between Surgica and the Company. A former Director of the Company is a principal of the Sapphire Group LLC.

.

Protein Polymer Technologies, Inc.

Notes to Financial Statements

Asset Purchase Option Agreement

On December 19, 2005 the Company closed the Option Agreement that had been entered into with Surgica on November 23, 2005. Under the terms of the Option Agreement, the Company has the right to acquire substantially all of the assets of Surgica for 2,000,000 shares of the Company’s common stock and a potential future incentive issuance of additional shares of the Company’s common stock (“ Earn-out Shares”), based on the future sales performance of Surgica’s products during the first quarter of 2007. The additional shares of Earn-out common stock will be issued, if at all, only if the average sales per quarter from the operations to be transferred from Surgica to us for the first (1st) and second (2nd) quarters of 2007 are equal to or greater than a predetermined set amount. The Option Agreement is exercisable, at our sole discretion, for a term of up to two (2) years from December 19, 2005. Once Surgica is given notice of the Company’s intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica’s stockholders.

Supply and Services Agreement

On December 19, 2005 the Company entered into a Supply Agreement with Surgica. Under the terms of the Supply Agreement, Surgica is obligated to provide product development and manufacturing services to the Company and the Company is obligated to fund monthly operating costs of Surgica up to amounts specified in Supply Agreement, and purchase products for sale and for clinical use at prices specified in the Supply Agreement. Pursuant to the terms of the Supply Agreement, the Company is obligated to fund annual operating costs of Surgica of up to approximately $800,000 during 2006. Thereafter, the Company’s obligation to fund Surgica’s operating costs is subject to a future determination to be made based on mutually agreed upon operating budgets.

Note 12.	Subsequent Events

On April 21, 2006, the Company entered into a Security Agreement and a secured promissory note, each dated as of April 13, 2006, with an accredited investor pursuant to which the investor loaned the Company a total of $1,000,000 ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) in exchange for (i) a warrant, expiring April 30, 2009, to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share and (ii) a continuing security interest in and a general lien upon (A) 1,000,000 shares of Spine Wave, Inc. (“SWI”) common stock owned by the Company; (B) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company currently set to expire June 30, 2006; and (C) all U.S. patents owned. The secured promissory note is due on July 12, 2006.

Pursuant to the terms of the Security Agreement, the Company entered into a patent security agreement, an escrow agreement, patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, the Company entered into the Escrow Agreement with an escrow agent for the investor. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the investor’s designee. The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred.

.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management’s current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

General Overview

Protein Polymer Technologies, Inc., is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We recently acquired an exclusive license to three FDA-cleared arterial embolization products and related technology from Surgica Corporation. The transaction also included an option to acquire all of Surgica’s assets (See “Recent Events: Surgica Corporation” below). We have been unprofitable to date, and as of March 31, 2006 had an accumulated deficit of approximately $61,823,000.

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

Recent Events: Thuris Corporation

On November 21, 2005, we entered into a non-binding, letter of intent with Thuris Corporation. Thuris is a privately held biopharmaceutical company focused on medical device solutions to aid in drug development and diagnosis of Central Nervous System (CNS) disorders including Mild Cognitive Impairment and Alzheimer’s Disease. Thuris is also developing pharmaceuticals for select CNS orphan and niche indications including ischemia-related conditions, brain inflammation and Huntington’s disease. Under the terms of the letter of intent, a wholly-owned subsidiary formed by us would merge into Thuris which would thereafter be our wholly-owned subsidiary. The stockholders, option holders and warrant holders of Thuris would receive from us, in exchange for their holdings, a number of shares of our common stock, or common stock equivalents, equal to between 30% and 50% of our outstanding capital stock, calculated on a fully diluted basis.

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

Significant Collaborative Agreements

Our collaborative development agreements generally contain provisions for specific payments for defined activities, services, royalties on the sales of developed products, and/or the accomplishment of performance benchmarks. These agreements also may provide for equity investments or other financial incentives. Technology license agreements are usually associated with collaborative development agreements, but occasionally we will agree to a license without an accompanying development agreement.

Surgica Corporation

On November 23, 2005, we entered into an Asset Purchase Option Agreement (“Option Agreement”), with Surgica Corporation (“Surgica”), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the Option Agreement we were granted a one-year option (which may be extended by one year at our discretion) to acquire substantially all of Surgica’s assets in exchange for two million shares of our common stock and a potential future incentive issuance of additional common stock based on the future sales performance of Surgica’s products during the first quarter of 2007.

On December 19, 2005, we entered into a License Agreement and Supply and Services agreement with Surgica, pursuant to which we acquired exclusive rights to Surgica’s technology and products. Upon execution and delivery of the License Agreement, Surgica transfered to us its PVA Plus™, MaxiStat™, and MicroStat™ 510(k) clearances from the FDA by delivering a duly executed bill of sale and assignment. Other agreements executed concurrently included: (i) the consent of AngioDynamics, Inc. for the assignment by Surgica to us of their distributor agreement, dated as of June 28, 2002; (ii) a voting agreement (and proxy) between us and Louis R. Matson; Surgica’s President and Chief Executive Officer and majority shareholder; (iii) an employment agreement between Surgica and Louis R. Matson to expire no later than December 31, 2007; and (iv) a side letter agreement between us and Louis R. Matson representing that, to his actual knowledge, each of the representations and warranties of Surgica set forth in the Option Agreement was true and correct at the date the Option Agreement was executed. The following is a brief summary of the transaction.

Asset Purchase Option Agreement. Under the terms of the Option Agreement, we have the option to acquire substantially all of the assets of Surgica for (i) 2 million shares of our common stock and (ii) a potential earnout payment of additional shares of our common stock based on the future sales performance of Surgica’s products during the first quarter of 2007. The earnout payment of additional shares of our common stock, if any, will be determined in part on the price per share of our common stock based on the 90 day prior average price of our common stock as of April 1, 2007. The option is exercisable, at our sole discretion, for a term of up to two (2) years from December 19, 2005. Once Surgica is given notice of our intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica’s stockholders. There would be no affect whatsoever if we decided not to exercise the asset purchase option.

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

Employment Agreement. Under the terms of the Option Agreement, Louis R. Matson and Surgica entered into an employment agreement that provides, among other things, that Louis R. Matson (i) retain the title of President of Surgica; (ii) be paid a specified base salary; and (iii) be employed until December 31, 2007, unless terminated prior to such date. It is currently contemplated that this employment agreement will be assumed by us or a wholly-owned subsidiary of the Company if and when we exercise the option.

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

Asset Purchase Agreement. Pursuant to the terms of the Option Agreement, we will have up to two years from December 19, 2005 to exercise an option to purchase substantially all of the assets of Surgica in exchange for 2 million shares of our common stock and a potential future incentive issuance of additional shares of the Company’s common stock based on the future sales performance of Surgica’s products during the first quarter of 2007 which will be subject to a number of conditions precedent, including approval by Surgica’s stockholders. Pursuant to the terms of the Asset Purchase Agreement, the shares will constitute “restricted securities” as that term is defined in Section 144(a)(3) of the Securities Act of 1933, as amended, and will be restricted as to their resale for a period of at least one hundred eighty (180) days from the date the Asset Purchase Agreement is executed.

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

Spine Wave

In April 2001, we entered into agreements with Spine Wave, Inc., to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave’s right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products, if any.

In connection with the license agreement, we entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse us for both our direct costs and the associated overhead costs for the services provided.

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, conducted pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave’s regulatory filings both in the U.S. and abroad to obtain approval to initiate human clinical testing. Our continuing contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended March 31, 2006 we received $221,000 in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant (the expiration was recently extended until June 21, 2006, and upon meeting certain conditions would be further extended to September 21, 2006) to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (Spine Wave preferred stock issued during this time was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved, or until the repurchase option expired. The performance goals consisted of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). Spine Wave’s repurchase option expired on December 31, 2005.

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

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the quarter ended March 31, 2006 are approximately $1,036,000.

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

Results of Operations

Contract and Licensing Revenue. We received approximately $221,000 in contract and licensing revenue for the quarter ended March 31, 2006 as compared to approximately $513,000 for the quarter ended March 31, 2005. Contract revenues from Spine Wave for the period represent approximately $221,000 for materials and services provided in the development of an adhesive product for the repair of spinal discs as compared to approximately $263,000 in the same period a year ago. Product revenue for the quarter ended March 31, 2006 was $15,000, which was a payment from Angio Dynamics, Inc. for Surgica embolization products. We received no licensing income for the period ended March 31, 2006 as compared to $250,000 in licensing revenue in the quarter ended March 31, 2005 for a milestone payment from Genencor International for Genencor’s initiation of a product development project based on technology licensed from us.

Interest Income. Interest income was $2,500 for the quarter ended March 31, 2006, as compared to $100 for the same period in 2005. The period-to-period variability results from the amount and timing of the receipt of equity capital and the amounts of excess cash available for investment.

Research and Development Expenses. Research and development expenses for the quarter ended March 31, 2006 were approximately $1,036,000, compared to approximately $556,000 for the same period in 2005. The increase in research and development expenses are primarily due to costs associated with preclinical animal testing of our sealant product necessary to achieve regulatory approval to begin human clnical trials later this year, as well as for on-going clinical testing, regulatory consulting costs, and costs associated with manufacturing product for Spine Wave. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including further preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2006 were approximately $1,887,000, as compared to approximately $393,000 for the same period in 2005. The increase in selling, general and administrative expenses is primarily due to the recognition of a non-cash expense associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123. There were also increases in legal, consulting and other professional services related to due diligence and other expenses pertaining to the potential Thuris acquisition and remaining costs of the completion of the agreements with Surgica. Other expenses have been fairly consistent over the past three years. We do anticipate some increases during 2006 in the areas of insurance coverage and legal services, although we anticipate that these increases will be offset by reductions in personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. Selling, general and administrative expenses may increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

Net Losses. For the quarter ended March 31, 2006, our net loss increased to approximately $2,693,000, from approximately $522,000 for the quarter ended March 31, 2005. The increased net loss in 2006 is due primarily to the recognition of a non-cash expense associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123 and to the preclinical development of our surgical sealant product and related research in preparation for anticipated human clinical trials anticipated to begin later this year, and the legal and related acquisition costs we have incured during the 2006 period. Net loss applicable to common shareholders during the quarter ended March 31, 2006 was approximately $2,851,000 or $0.04 per share, as compared to approximately $1,072,000, or $0.03 per share, for the same period in 2005.

We expect to incur increasing operating losses for the next several years, to the extent additional capital is obtained, based upon the continuation of the development and testing of our surgical sealant product, and our product for the treatment of female stress urinary incontinence, the associated FDA approval process, and further development of the tissue adhesives program, as well as expected increases in our other research and development, manufacturing and business development activities. Our results depend in part on our ability to establish strategic alliances and generate contract revenues, and upon increased research, development and manufacturing efforts, pre-clinical and clinical product testing and commercialization expenditures, and expenses incurred for regulatory compliance and patent prosecution. Our results will also fluctuate from period to period due to timing differences.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2006 or December 31, 2005. For the quarter ended March 31, 2006, our cash expenditures for capital equipment and leasehold improvements totaled approximately $36,000, compared with $0 for the same period in the prior year. To the extent capital is available, we anticipate that these expenditures will be increased in 2006 for laboratory renovations and additional equipment required to meet the FDA’s applicable Quality System regulation as we scale up our manufacturing operations to meet product requirements for expanded clinical testing. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

We believe our existing available cash, cash equivalents and loan proceeds (See Notes 1 and 12 to the Financial Statements, Subsequent Events), as of April 30, 2006, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the end of June 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Item 3.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (the principal executive officer) and Director of Finance and Controller (the principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, as required by paragraph (b) of rules 13a-15 and 15d-15, the Company’s Chief Executive Officer and Director of Finance and Controller have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2006, the Company entered into a Security Agreement and a secured promissory note, each dated as of April 13, 2006, in favor of Matthew J. Szulik pursuant to which Mr. Szulik loaned the Company One Million ($1,000,000.00) Dollars in exchange for (i) a warrant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Warrant”) and (ii) a continuing security interest in and a general lien upon (A) 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company; (B) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company currently set to expire June 30, 2006; and (C) all U.S. patents owned by the Company.

Pursuant to the terms of the Security Agreement, the Company issued the Warrant to Mr. Szulik, entitling him to purchase 500,000 shares of the Company’s common stock at a purchase price per share equal to Thirty Cents ($0.30), as may be adjusted pursuant to certain anti-dilution provisions set forth therein. The warrant provides for a “cashless exercise” whereby Mr. Szulik has the right to elect, upon exercise the Warrant, to receive the “net number” of shares of Company common stock according to a predetermined formula in lieu of making a cash payment otherwise contemplated to be made to the Company. In addition, the Warrant provides for anti-dilution rights with respect to future subscriptions of the Company’s securities at a price per share (or having a conversion price per share) less than the lower of the then exercise price of the Warrant or the then-current market price per share based on a twenty- (20) day trailing average of the market price of the Company’s common stock. The Warrant expires on April 30, 2009.

The sale of the Warrant to Mr. Szulik by the Company was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The Company relied upon the representations made by Mr. Szulik in determining that such exemptions were available. No underwriting discounts or commissions were paid by the Company in connection with these transactions.

Item 6.	Exhibits

10.1	Secured Promissory Note issued to Matthew J. Szulik dated April 13, 2006.
10.2	Common Stock Purchase Warrant issued to Hare & Co. dated April 13, 2006.
10.3	Registration Rights Agreement, dated as of April 13, 2006, by and between the Company and Matthew J. Szulik.
10.4	Escrow Agreement, dated as of April 13, 2006, by and among the Company, Taurus Advisory Group, LLC, James Tagliaferri and Barry Feiner.
10.5	Security Agreement, dated as of April 13, 2006, between the Company and Matthew J. Szulik.
10.6	Patent Security Agreement, dated as of April 13, 2006, made by the Company in favor of Matthew J. Szulik.
10.7	Patent Assignment, dated April 13, 2006, issued by the Company to Matthew J. Szulik.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date:	May 22, 2005	By /s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date:	May 22, 2005	By /s/ Janis Y. Neves
Janis Y. Neves
Director of Finance, Controller
and Corporate Secretary

EXHIBIT INDEX

Exhibit

Number	Description

10.1	Secured Promissory Note issued to Matthew J. Szulik dated April 13, 2006.
10.2	Common Stock Purchase Warrant issued to Hare & Co. dated April 13, 2006.
10.3	Registration Rights Agreement, dated as of April 13, 2006, by and between the Company and Matthew J. Szulik.
10.4	Escrow Agreement, dated as of April 13, 2006, by and among the Company, Taurus Advisory Group, LLC, James Tagliaferri and Barry Feiner.
10.5	Security Agreement, dated as of April 13, 2006, between the Company and Matthew J. Szulik.
10.6	Patent Security Agreement, dated as of April 13, 2006, made by the Company in favor of Matthew J. Szulik.
10.7	Patent Assignment, dated April 13, 2006, issued by the Company to Matthew J. Szulik.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.