Form 10QSB/A
period 2006-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-08-17
CIK 858155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

(858) 558-6064

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2006, 67,424,919 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):	Yes No X

EXPLANATORY NOTE

Protein Polymer Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 22, 2006 (the “Original Report”), to modify and change the disclosure in Item 3 of Part I of the Original Report. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth below the complete text of Item 3 of Part I, as amended.

In addition, Item 6 of Part II of the Original Report is being updated hereby solely to reflect the inclusion with this Amendment of the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of the Company’s Chief Executive Officer (principal executive officer) and Director of Finance, Controller (principal financial officer) are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1.

With the exception of Item 3 of Part I of the Original Report, this Amendment continues to speak as of the date of the Original Report and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.

PART I - FINANCIAL INFORMATION

Item 3.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Director of Finance and Controller (the principal financial officer), previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Director of Finance and Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports. Subsequent to the original evaluation, the Company’s management received a letter dated March 24, 2006 (the “Letter”) from Peterson & Co., LLP, our independent auditors, addressed to the Chairman of the Audit Committee of the Company's Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal control and its operation that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) inadequate segregation of duties in the areas of approving invoices and initiating wire transfers; (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (3) ineffective controls over period end financial close and reporting processes; and (4) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after receipt of the Letter, the Company has re-evaluated, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Director of Finance and Controller, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation, and taking into consideration the material weaknesses identified in the Letter, the Chief Executive Officer and Director of Finance and Controller have concluded that such disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Internal Control Over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date:	August 16, 2006	By /s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date:	August 16, 2006	By /s/ Janis Y. Neves
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