Form 10QSB
period 2006-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-08-21
CIK 858155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ----    ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes         No  X
      --------    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2006, 67,424,919 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               ------    ------

                       Protein Polymer Technologies, Inc.

                                   FORM 10-QSB

INDEX


                                                                                                               Page No.
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

                  Balance Sheets
                           As of June 30, 2006 and December 31, 2005 .................................................3

                  Statements of Operations
                           For the three months and six months ended June 30, 2006 and 2005...........................4

                  Statements of Cash Flows
                           For the six months ended June 30, 2006 and 2005 ...........................................5

                  Notes to Financial Statements.......................................................................6

Item 2.        Management's Discussion and Analysis or Plan of Operation ............................................13

Item 3.        Controls and Procedures...............................................................................20


PART II.       OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds..........................................21

Item 6.        Exhibits.............................................................................................21

               Signatures...........................................................................................22

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
                       Protein Polymer Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)

                                                                                          June 30,        December 31,
                                                                                            2006              2005
                                                                                     --------------------------------------
Assets
 Current assets:
    Cash and cash equivalents                                                          $        68,539   $     1,211,748
    Contract receivable                                                                        192,686           113,792
    Current portion of rent receivable                                                          46,051            88,477
    Prepaid expenses and other assets                                                           31,018            32,440
                                                                                     --------------------------------------
 Total current assets                                                                          338,294         1,446,457

 Deposits                                                                                       30,479            29,679
 Notes receivable                                                                              249,942           242,884
 Rent receivable, net of current portion and reserve of $128,273 at June 30, 2006
    and December 31, 2005                                                                            -            26,050
 Technology license agreement                                                                1,078,774         1,106,435
 Equipment and leasehold improvements, net                                                     275,119           292,778
                                                                                     --------------------------------------
 Total assets                                                                          $     1,972,608   $     3,144,283
                                                                                     ======================================

 Liabilities and stockholders' (deficit) equity Current liabilities:
    Accounts payable                                                                   $     1,364,715           420,672
    Accrued expenses                                                                           355,015           381,139
    Current maturities of notes payable                                                      1,028,800           195,565
                                                                                     --------------------------------------
 Total current liabilities                                                                   2,748,530           997,376

    Notes payable, net of current maturities                                                   436,970           323,506
    Deferred rent                                                                               13,245             8,820
                                                                                     --------------------------------------
 Total liabilities                                                                           3,198,745         1,329,702
                                                                                     --------------------------------------

 Stockholders' (deficit) equity:
    Convertible  preferred stock, $.01 par value;  5,000,000 shares  authorized;
      65,645  and 66,045  shares  issued and  outstanding  at June 30,  2006 and
      December 31, 2005, respectively - liquidation preference of $6,564,500 and
      $6,604,500 at June 30, 2006 and December 31, 2005, respectively                        6,019,917         6,059,917
    Common stock, $.01 par value;  225,000,000 shares  authorized,  67,409,204 shares  issued and  outstanding  at June 30, 2006 and  120,000,000  shares
      authorized, 67,311,408 shares issued and outstanding at December 31, 2005                674,104           673,125
    Additional paid-in capital                                                              55,664,522        54,122,000
    Accumulated deficit                                                                    (63,584,680)      (59,040,461)
                                                                                     --------------------------------------
 Total stockholders' (deficit) equity                                                       (1,226,137)        1,814,581
                                                                                     --------------------------------------
 Total liabilities and stockholders' (deficit) equity                                  $     1,972,608   $     3,144,283
                                                                                     ======================================


See accompanying notes.

                       Protein Polymer Technologies, Inc.

                            Statements of Operations
                                   (unaudited)

                                                      Three months ended                        Six months ended
                                                           June 30,                                 June 30,
                                                   2006                2005                 2006                2005
----------------------------------------------------------------------------------------------------------------------------
 Revenues:
    Contract revenue                       $          189,613  $           145,225  $          410,532 $           657,996
    Product and other income                           18,616                  430              37,174               1,101
                                            -------------------- ------------------  ------------------- -------------------
 Total revenues                                       208,229              145,655             447,706             659,097
                                            -------------------- ------------------  ------------------- -------------------


 Operating Expenses:
    Cost of sales                                         838                    -               1,640                    -
    Research and development                        1,148,418              692,408           2,184,858           1,248,376
    Selling, general and administrative               729,902            1,886,704           2,617,214           2,279,997
                                            -------------------- ------------------  ------------------- -------------------
 Total expenses                                     1,879,158            2,579,112           4,803,712           3,528,373

                                            -------------------- ------------------  ------------------- -------------------
 Loss from operations                              (1,670,929)          (2,433,457)         (4,356,006)         (2,869,276)
                                            -------------------- ------------------  ------------------- -------------------

 Other income (expense):
    Interest income                                        56               16,122               2,580              16,201
    Interest expense                                  (90,941)                (249)           (101,842)            (86,874)
                                            -------------------- ------------------  ------------------- -------------------
 Total other expense                                  (90,885)              15,873             (99,262)            (70,673)
                                            -------------------- ------------------  ------------------- -------------------

 Net loss                                          (1,761,814)          (2,417,584)         (4,455,268)         (2,939,949)

 Undeclared, imputed and/or paid
    dividends on preferred stock                       69,220               69,220             226,628             619,261
                                            -------------------- ------------------  ------------------- -------------------

 Net loss applicable to common
    shareholders                           $       (1,831,034)          (2,486,804) $       (4,681,896) $       (3,559,210)
                                            ==================== ==================  =================== ===================

 Basic and diluted net loss per common
    share                                  $            (0.03)               (0.04)  $           (0.07)  $           (0.07)
                                            ==================== ==================  =================== ===================

 Shares used in computing basic and
    diluted net loss per common share              67,350,633           59,687,009          67,331,227          50,044,186
                                            ==================== ==================  =================== ===================


See accompanying notes.

                       Protein Polymer Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                             2006                  2005
                                                                                       ------------------    -----------------
Operating activities
Net loss                                                                            $        (4,455,268)  $       (2,939,949)
Adjustments to reconcile net loss to net cash used for operating activities:
   Warrants issued for services                                                                        -            1,245,295
   Depreciation and amortization                                                                  80,960               16,173
   Share based compensation expense                                                            1,341,765                    -
   Amortization of discounts on notes payable                                                          -               56,493
   Amortization of loan fees                                                                      69,608                    -
Changes in operating assets and liabilities:
   Deposits                                                                                        (800)                (800)
   Prepaid expenses                                                                                1,422             (38,467)
   Rent receivable                                                                                58,428               20,000
   Contracts receivable                                                                         (68,846)            (100,225)
   Accounts payable                                                                              944,042               26,885
   Deposits payable                                                                                    -             (33,000)
   Accrued expenses                                                                             (26,123)               24,351
   Deferred revenue                                                                                    -            (102,784)
   Deferred rent                                                                                   4,425                    -
                                                                                       ------------------    -----------------
       Net cash used for operating activities                                                (2,050,387)          (1,826,028)
Investing activities
   Purchase of equipment and improvements                                                       (35,641)            (121,242)
   Issuance of notes receivable                                                                  (7,058)                    -
                                                                                       ------------------    -----------------
       Net cash used for investing activities                                                   (42,699)            (121,242)

Financing activities
   Net proceeds from exercise of options and warrants
       and sale of common stock                                                                    3,177            6,422,053
   Net proceeds from issuance of secured note                                                    946,700                    -
   Net proceeds from issuance of debt - related party                                                  -              260,000
   Payments on notes payable - related party                                                           -            (150,000)
                                                                                       ------------------    -----------------
       Net cash provided by financing activities                                                949,877             6,532,533
                                                                                       ------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                         (1,143,209)            4,584,783
Cash and cash equivalents at beginning of the period                                           1,211,748               82,222
                                                                                       ------------------    -----------------
Cash and cash equivalents at end of the period                                      $             68,539  $         4,667,005
                                                                                       ==================    =================

Supplemental disclosures of cash flow information
   Interest paid                                                                    $              3,282  $            86,874
Non cash investing and financing activity
   Imputed dividend on extension of warrants                                        $             88,950  $                 -
   Conversion of Series G preferred stock to common stock                           $             40,000  $            20,000
   Conversion of Series I preferred stock to common stock                           $                  -  $         1,650,000
   Conversion of notes payable and accrued interest to common stock and warrants    $                  -  $         1,213,855
   Imputed dividend on warrant repricing                                            $                  -  $           481,522
   Warrants issued for loan fees                                                    $             69,608  $           608,371

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                     Notes to Unaudited Financial Statements

Note 1.    Basis of Presentation

Interim Financial Statements

The financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and six months ended June 30, 2006 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2005 was derived from the Company's audited financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10KSB and 10KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006, the Company incurred a net loss of approximately $4,455,000. As of June 30, 2006 we have a working capital deficit of approximately $2.4 million. Our cash and cash equivalents of approximately $68,000 in combination with (i) the balance remaining from a secured loan that provides for advances aggregating
$1,500,000 which is due in October, 2006, as amended, and (ii) anticipated additional contract and license payments, will be sufficient to meet our anticipated capital requirements only through the end of September 2006.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the time frames needed for continuing operations or on terms favorable to the Company. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, or obtain a secured private financing or possibly cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.    Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard ("SFAS") No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting for Changes and Error Corrections--a replacement of Accounting Principals Board
(APB) Opinion No. 20 and SFAS Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cashflows.

                       Protein Polymer Technologies, Inc.

                     Notes to Unaudited Financial Statements



Note 3.    Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and six month periods ended June 30, 2006, the Company recorded $303,000 and $1,342,000, respectively in non-cash charges for the implementation of SFAS No. 123R. As of June 30, 2006, there was approximately $359,000 of total unrecognized compensation costs related to unvested options.

The Company has granted an option to purchase 330,000 shares of common stock during 2006. The fair value of stock options granted in 2005 and 2006 were estimated using the Black-Scholes model with the following assumptions: expected volatilities ranging from 90% to of 210%, expected term of 3 years, risk-free interest rates ranging from 3.50% to 5.08%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option.

                       Protein Polymer Technologies, Inc.

                     Notes to Unaudited Financial Statements

The following table summarizes the stock option transactions during the six months ended June 30, 2006:


                                                  -----------------------------------------------------------
                                                                                                 Weighted
                                                                                                  average
                                                                             Weighted            remaining
                                                                              Average           contractual
                                                                             Exercise              life
                                                        Shares                 Price            (in years)
                                                  -----------------      ---------------    -----------------
Options outstanding at January 1, 2006                12,638,082               $0.72               7.93
Options granted                                          330,000               $0.20                 -
Options exercised                                          -                     -                   -
Options terminated                                      (388,500)              $1.56                 -
Options outstanding at June 30, 2006                  12,579,582               $0.66               6.91
Options exercisable at June 30, 2006                  11,170,185               $0.70               6.73

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," the Company's net earnings and earnings per share would have been:


                                                             For the Three       For the Six
                                                             Month Ended         Month Ended
                                                             June 30, 2005       June 30, 2005

           Net loss available to common shareholders     $     (2,486,804)      $      (3,559,210)

           Deduct: Total stock-based employee
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                   (149,112)               (272,764)
                                                            ---------------       -----------------

                  Pro forma net loss                     $     (2,635,916)      $      (3,831,974)
                                                            ===============       =================

           Basic and diluted loss per share                        $(0.04)                 $(0.07)
                                                            ===============       =================
           Pro forma basic and diluted loss per share              $(0.04)                 $(0.08)
                                                            ===============       =================


The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company's stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. The assumptions utilized for 2005 were:

         Expected life                3
         Risk-free interest rate     3.50%
         Dividend yield               -
         Volatility                  210%

                       Protein Polymer Technologies, Inc.

                     Notes to Unaudited Financial Statements

Note 4.    Revenue Recognition

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

Note 5.    Promissory Notes Receivable

On July 12, 2005, the Company entered into a non-binding letter of intent to acquire Surgica Corporation, a medical device company that develops, manufactures and markets embolization products. The letter of intent was extended by mutual agreement until December 12, 2005. On December 19, 2005, the Company entered into a technology license agreement with Surgica (see Note 10)


As specified in the Letter of Intent, the Company agreed to advance Surgica certain funds for on-going operations in return for Promissory Notes. As of June 30, 2006, the Company had loaned Surgica a total of $238,000. The Promissory Notes are due and payable on January 5, 2008. Interest on the unpaid balance of each Promissory Note accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of June 30, 2006, Surgica accrued $12,100 in interest receivable.


Note 6.    Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sub-lessee was unable to make monthly rental payments as the result of funding deficiencies. In August 2004 the sub-lessee resumed making rental payments and as of September 2004 an additional $5,000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sub-lessee. At June 30, 2006 the current portion due from the sub-lessee was
$46,100 and the long-term portion was $128,000 and an allowance for collectibility of $128,000.

Note 7. Equipment and Leasehold Improvements

Equipment and leasehold improvements at June 30, 2006 are comprised of the following:


                                                               June 30,       December 31,
                                                                 2006             2005
                                                            --------------- -----------------
Laboratory equipment                                        $    1,376,000  $      1,375,000
Office equipment                                                   220,000           218,000
Leasehold improvements                                             361,000           329,000
                                                            --------------- -----------------
                                                                 1,957,000         1,922,000
Less accumulated depreciation and amortization                  (1,682,000)       (1,629,000)
                                                            --------------- -----------------
                                                            $      275,000  $        293,000
                                                            =============== =================

Depreciation expense was $26,000 and $53,000 for the three and six months ended June 30, 2006, respectively.

Note 8.    Warrants

In January 2004, certain holders of warrants issued in conjunction with the sale of the Company's Series G convertible preferred stock exercised their warrants to purchase 855,303 shares of the Company's common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. In order to induce the warrant

                       Protein Polymer Technologies, Inc.

                     Notes to Unaudited Financial Statements

holders to exercise their warrants prior to the expiration date, the Company offered to reduce the exercise price of the warrants from $0.55 to $0.33 per share and offered each warrant holder a new warrant, for the same number of shares of the Company's common stock, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were set to expire January 31, 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend of $482,000 during the first quarter of 2005 to reflect the additional benefit created for such investors. The newly issued warrants' expiration date was extended from January 31, 2006 to January 31, 2007. The Company recorded an imputed dividend of $89,000 in the quarter ending March 31, 2006 to reflect the additional benefit created for the investors.

In connection with the issuance of the secured promissory note in April 2006 the Company granted the note holder a warrant, which expires on April 30, 2009, to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.30 per share. The Company recognized the warrant's imputed fair market of approximately $70,000 as additional interest expense during the quarter ended June 30, 2006.

Note 9.    Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009.

On April 21, 2006, the Company entered into a Security Agreement and a secured promissory note, each dated as of April 13, 2006, with an accredited investor pursuant to which the investor loaned the Company a total of $1,000,000 ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) in exchange for (i) a warrant to purchase 500,000 shares of the Company's commons stock (see Note 8) and (ii) a continuing security interest in and a general lien upon (A) 1,000,000 shares of Spine Wave, Inc. ("SWI") common stock owned by the Company; (B) a warrant, expiring April 30, 2009, to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company currently set to expire September 21, 2006; and (C) all U.S. patents owned. The secured promissory note is due on July 7, 2006. At June 30, 2006 the outstanding advances to date were $946,700.

Pursuant to the terms of the Security Agreement, the Company entered into a patent security agreement, an escrow agreement, patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, the Company entered into the Escrow Agreement with an escrow agent for the investor. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the investor's designee. The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred.

During July and August, 2006 the Promissory Note was amended to provide for the extension of the note's maturity to October 10, 2006 and increase the maximum borrowings under the Security Agreement to $1,500,000. In connection with these amendments the Company agreed to pay an additional $30,000 of interest.


As of June 30, 2006 the current and long term note balances were $1,029,000 and $437,000, respectively.

                   Quarter ending          Notes payable
                      June 30,              Maturities
                ---------------------     ---------------
                        2007          $        1,029,000
                        2008                      88,000
                        2009                     349,000
                                          ---------------
                  Total maturities    $        1,466,000
                                          ===============

                       Protein Polymer Technologies, Inc.

                     Notes to Unaudited Financial Statements

Note 10.   Technology License Agreement

On December 19, 2005, the Company entered into a License Agreement with Surgica Corporation ("Surgica"), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the License Agreement, the Company acquired exclusive marketing and distribution rights to Surgica's three embolization products, one issued patent, and technical and market know-how. Concurrent with the signing of the License Agreement, the Company closed a previously entered into Asset Purchase Option Agreement ("Option Agreement") and entered into a Supply and Services Agreement ("Supply Agreement") with Surgica (See Note 12).

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

Furthermore, the agreement provides that the License Agreement shall automatically terminate and be effectively assigned to the Company if the Company exercises its option to purchase the assets of the Licensor under the Option Agreement, and that in the event the Company does not exercise this option, the parties shall negotiate in good faith for the re-conveyance of the license to the Licensor. The total capitalized amount is being amortized on a straight line basis over the initial twenty (20) year term of the License Agreement, with amortization commencing on January 1, 2006.

In addition to the cash payments and assumption of certain liabilities, the License Agreement provides for Surgica to receive a royalty of twenty-five percent (25%) of net profits, if any, on revenues generated by the sale by the Company of Surgica products.

Technology license agreement consists of the following at June 30, 2006 :

        Technology license agreement            $  1,106,000
        Less accumulated amortization                (27,000)
                                                   ----------
                                                $  1,079,000
                                                   ==========

Amortization expense was $14,000 and $27,000 for the three and six ended June 30, 2006, respectively.

Note 11.   Contracts Receivable

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave's clinical trials. These services are billed upon the completion of various agreed upon work products. On June 30, 2006, the Company had outstanding Spine Wave invoices in the amount of approximately $193,000.

Note 12.   Commitments

Indemnification Against Claims related to License Agreement

In connection with the License Agreement (See Note 10), the Company agreed to indemnify Surgica for up to $200,000 in connection with claims by the Sapphire Group LLC for fees owed pursuant to an Engagement Letter entered into between Surgica and the Sapphire Group LLC, as a result of agreements entered into between Surgica and the Company. A former Director of the Company is a principal of the Sapphire Group LLC.

Asset Purchase Option Agreement

On December 19, 2005 the Company closed the Option Agreement that had been entered into with Surgica on November 23, 2005. Under the terms of the Option Agreement, the Company has the right to acquire substantially all of the assets of Surgica for 2,000,000 shares of the Company's common stock and a potential future incentive issuance of additional shares of the Company's common stock (" Earn-out Shares"), based on the future sales performance of Surgica's products during the first quarter of 2007. The additional shares of Earn-out common stock will be issued, if at all, only if the average sales per quarter from the operations to be transferred from Surgica to us for the first (1st) and second (2nd) quarters of 2007 are equal to or greater than a predetermined set amount. The Option Agreement is exercisable, at our sole discretion, for a term of up to two
(2) years from December 19, 2005. Once Surgica is given notice of the Company's intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica's stockholders.

Supply and Services Agreement

On December 19, 2005 the Company entered into a Supply Agreement with Surgica. Under the terms of the Supply Agreement, Surgica is obligated to provide product development and manufacturing services to the Company and the Company is obligated to fund monthly operating costs of Surgica up to amounts specified in Supply Agreement, and purchase products for sale and for clinical use at prices specified in the Supply Agreement. Pursuant to the terms of the Supply Agreement, the Company is obligated to fund annual operating costs of Surgica of up to approximately $800,000 during 2006. Thereafter, the Company's obligation to fund Surgica's operating costs is subject to a future determination to be made based on mutually agreed upon operating budgets.

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

General Overview

Protein Polymer Technologies, Inc, is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We recently acquired an exclusive license to three FDA-cleared arterial embolization products and related technology from Surgica Corporation. The transaction also included an option to acquire all of Surgica's assets (See "Significant Collaborative Agreements: Surgica Corporation" below). We have been unprofitable to date, and as of June 30, 2006 had an accumulated deficit of approximately $64 million.

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

Recent Events:  Thuris Corporation

On November 21, 2005, we entered into a non-binding, letter of intent with Thuris Corporation. Thuris is a privately held biopharmaceutical company focused on medical device solutions to aid in drug development and diagnosis of Central Nervous System (CNS) disorders including Mild Cognitive Impairment and Alzheimer's disease. Thuris is also developing pharmaceuticals for select CNS orphan and niche indications including ischemia-related conditions, brain inflammation and Huntington's disease. Under the terms of the letter of intent, a wholly-owned subsidiary formed by us would merge into Thuris which would thereafter be our wholly-owned subsidiary. The stockholders, option holders and warrant holders of Thuris would receive from us, in exchange for their holdings, a number of shares of our common stock, or common stock equivalents, equal to between 30% and 50% of our outstanding capital stock, calculated on a fully diluted basis.

On July 28, 2006 we announced that we had discontinued discussions of a merger with Thuris.

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

Surgica Corporation
-------------------

On November 23, 2005, we entered into an Asset Purchase Option Agreement ("Option Agreement"), with Surgica Corporation ("Surgica"), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the Option Agreement we were granted a one-year option (which may be extended by one year at our discretion) to acquire substantially all of Surgica's assets in exchange for two million shares of our common stock and a potential future incentive issuance of additional common stock based on the future sales performance of Surgica's products during the first quarter of 2007.

On December 19, 2005, we entered into a License Agreement and Supply and Services agreement with Surgica, pursuant to which we acquired exclusive rights to Surgica's technology and products. Upon execution and delivery of the License Agreement, Surgica transfered to us its PVA Plus(TM), MaxiStat(TM), and MicroStat(TM) 510(k) clearances from the FDA by delivering a duly executed bill of sale and assignment. Other agreements executed concurrently included: (i) the consent of AngioDynamics, Inc. for the assignment by Surgica to us of their distributor agreement, dated as of June 28, 2002; (ii) a voting agreement (and proxy) between us and Louis R. Matson; Surgica's President and Chief Executive Officer and majority shareholder; (iii) an employment agreement between Surgica and Louis R. Matson to expire no later than December 31, 2007; and (iv) a side letter agreement between us and Louis R. Matson representing that, to his actual knowledge, each of the representations and warranties of Surgica set forth in the Option Agreement was true and correct at the date the Option Agreement was executed. The following is a brief summary of the transaction.

Asset Purchase Option Agreement. Under the terms of the Option Agreement, we have the option to acquire substantially all of the assets of Surgica for (i) 2 million shares of our common stock and (ii) a potential earn out payment of additional shares of our common stock based on the future sales performance of Surgica's products during the first quarter of 2007. The earnout payment of additional shares of our common stock, if any, will be determined in part on the price per share of our common stock based on the 90 day prior average price of our common stock as of April 1, 2007. The option is exercisable, at our sole discretion, for a term of up to two (2) years from December 19, 2005. Once Surgica is given notice of our intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica's stockholders. There would be no affect whatsoever if we decided not to exercise the asset purchase option.

License Agreement and Supply and Services Agreement. Under the terms of the License Agreement, we acquired exclusive rights to Surgica's three embolization products, one issued patent, and technical and market know-how in return for (i) the assumption of approximately $522,000 of certain Surgica liabilities, (ii) a cash payment to Surgica of approximately $385,000, and (iii) in connection with the license agreement, the company agreed to indemnify Surgica for up to $200,000 in connection with claims by a third party for fees owed pursuant to an engagement letter entered into between Surgica and the third party as a result of agreements entered into between Surgica and the Company. Under the terms of the Supply and Services agreement and License Agreement, Surgica is obligated to provide its goods and services, including further product development, in exchange for (i) operating payments to Surgica and (ii) a royalty of twenty-five percent (25%) of net profits, if any, on revenues generated by the sale of Surgica products.

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

Voting Agreement and Proxy. As a condition of the Option Agreement, we entered into a voting agreement pursuant to which Louis R. Matson agreed to vote all shares of Surgica that he may own (i) in favor of the adoption of the Option Agreement; (ii) in favor of adoption of the Asset Purchase Agreement and approval of the acquisition contemplated thereby but only to the extent the option is exercised by the Company; (iii) against any proposal for any acquisition transaction, other than the acquisition, between Surgica and any person other than us and/or a wholly-owned subsidiary; and (iv) against any other action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Surgica under the Option Agreement or Asset Purchase Agreement or which would result in any of the conditions to the consummation of the effectiveness of the option under the Option Agreement or the acquisition under the Asset Purchase Agreement not being fulfilled. Concurrently with the execution of the voting agreement, and pursuant to the voting agreement's terms, Louis R. Matson delivered to us an irrevocable proxy appointing the Company as the sole and exclusive attorney and proxy of Louis R. Matson, with full power of substitution and resubstitution, to vote and exercise all voting and related rights with respect to all shares of Surgica that he may own in accordance with (ii), (iii), and (iv) above.

Asset Purchase Agreement. Pursuant to the terms of the Option Agreement, we will have up to two years from December 19, 2005 to exercise an option to purchase substantially all of the assets of Surgica in exchange for 2 million shares of our common stock and a potential future incentive issuance of additional shares of the Company's common stock based on the future sales performance of Surgica's products during the first quarter of 2007 which will be subject to a number of conditions precedent, including approval by Surgica's stockholders. Pursuant to the terms of the Asset Purchase Agreement, the shares will constitute "restricted securities" as that term is defined in Section 144(a)(3) of the Securities Act of 1933, as amended, and will be restricted as to their resale for a period of at least one hundred eighty (180) days from the date the Asset Purchase Agreement is executed.

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

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, conducted pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's regulatory filings both in the U.S. and abroad to obtain approval to initiate human clinical testing. Our continuing contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the quarter ended March 31, 2006 we received $221,000 in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant (the expiration was recently extended until June 21, 2006, and upon meeting certain conditions would be further extended to September 21, 2006) to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (Spine Wave preferred stock issued during this time was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved, or until the repurchase option expired. The performance goals consisted of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). Spine Wave's repurchase option expired on December 31, 2005.

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

Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the three and six months ended June 30, 2006 were approximately $1,148,000 and $2,185,000, respectively.

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

Results of Operations

Contract and Licensing Revenue. We received $411,000 and $190,000 in contract and licensing revenue for the six and three month periods ended June 30, 2006, respectively, as compared to approximately $658,000 and $145,000 for comparable periods in 2005. Contract revenues from Spine Wave for the three and six months ended June 30, 2006 represent approximately $190,000 and 411,000, respectively for materials and services provided in the development of an adhesive product for the repair of spinal discs as compared to approximately $263,000 in the same period a year ago. Product revenue for the six months ended June 30, 2006 was $30,000, which was a payment from Angio Dynamics, Inc. for Surgica embolization products. We received no licensing income for the period ended June 30, 2006 as compared to $250,000 in licensing revenue in the six months ended June 30, 2005 for a milestone payment from Genencor International for Genencor's initiation of a product development project based on technology licensed from us.


Research and Development Expenses. Research and development expenses for the six and three months ended June 30, 2006 were approximately $2,185,000 and $1,148,000, respectively, as compared to approximately $1,249,000 and $692,000 incurred for the same periods in 2005. The increase in research and development expenses are primarily due to costs associated with preclinical animal testing of our sealant product necessary to achieve regulatory approval to begin human clinical trials later this year, as well as for on-going clinical testing, regulatory consulting costs, and costs associated with manufacturing product for Spine Wave. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including further preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six and three months ended June 30, 2006 were approximately $2,617,000 and $730,000, respectively, as compared to approximately $2,280,000 and $1,887,000 for the comparable periods in 2005.

The increase in selling, general and administrative expenses for the six months ended June 30, 2006 was primarily the result of the recognition of a non-cash expense associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123R. There were also increases in legal, consulting and other professional services related to due diligence and other expenses pertaining to the potential Thuris acquisition and remaining costs of the completion of the agreements with Surgica. Other expenses have been fairly consistent over the past three years. We do anticipate some increases during 2006 in the areas of insurance coverage and legal services, although we anticipate that these increases will be offset by reductions in personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs.

The decline in selling, general and administrative expenses for the three months ended June 30, 2006 was primarily the result of reduction of certain management positions and the reduction of consulting and professional services incurred in 2005 related to due diligence and other expenses pertaining to the potential Thuris acquisition and remaining costs of the completion of the agreements with Surgica. Other expenses have been fairly consistent over the past three years. We do anticipate some increases during 2006 in the areas of insurance coverage and legal services, although we anticipate that these increases will be offset by reductions in personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs.

Selling, general and administrative expenses may increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

Interest Income. Interest income was $16,000 for the quarter and six months ended June 30, 2005, as compared to essentially nil for the same period in 2006. The company had no excess funds available for short term investments in 2006.

Interest Expense. Interest expense incurred during the second quarter of 2006 resulted from the issuance of a secured promissory note in April 2006. As a result of the issuance of the warrants associated with a note issued, the Company recorded additional interest expense of approximately $70,000.

Loss from Operations. For the quarter ended June 30, 2006, our net loss was $1,762,000 versus the net loss incurred in the comparable quarter of 2005 of $2,418.000. Included in 2006 results is a non-cash charge of $303,000 associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123R. Additionally the pre-clinical development of our surgical sealant product and related research have increased research and development expenses. Legal and acquisition costs related to Surgica and Thuris were incurred during the 2005 period. Interest expense increased during 2006 as the result of the Company's issuance of a promissory note in April, 2006. Net loss applicable to common shareholders during the quarter ended June 30, 2006 was approximately $1,831,000 ($0.03 per share) as compared to approximately $2,487,000 ($0.04 per share) for the same period in 2005.

For the six months ended June 30, 2006, our net loss was $4,455,000 versus the net loss incurred in the comparable period of 2005 of $2,940.000. Included in 2006 results is a non-cash charge of $1,342,000 associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123R. Additionally the pre-clinical development of our surgical sealant product and related research have increased research and development expenses. Legal and acquisition costs related to Surgica and Thuris were incurred during the 2005 period. Interest expense increased as the result of the Company's issuance of a promissory note in April, 2006. Net loss applicable to common shareholders during the six months ended June 30, 2006 was approximately $4,682,000 ($0.07 per share) as compared to approximately $3,559,000 ($0.07 per share) for the same period in 2005.

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

Liquidity and Capital Resources

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2006 or December 31, 2005. For the three and six month periods ended June 30, 2006, our cash expenditures for capital equipment and leasehold improvements totaled approximately $36,000. For the three and six month periods ended June 30, 2005 our cash expenditures for capital equipment and leasehold improvements totaled approximately $121,000.

We believe our existing available cash, cash equivalents and loan proceeds, as of August 14, 2006, in combination with continuing contractual commitments, will be sufficient to meet our anticipated capital requirements through the end of September 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

ITEM 3.    Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Director of Finance and Controller (the principal financial officer), evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and taking into consideration the material weaknesses identified in the letter from the Company's auditor as discussed below, the Chief Executive Officer and Director of Finance and Controller concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports. The Company's management received a letter dated March 24, 2006 (the "Letter") from Peterson & Co., LLP, our independent auditors, addressed to the Chairman of the Audit Committee of the Company's Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal control and its operation that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) inadequate segregation of duties in the areas of approving invoices and initiating wire transfers; (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (3) ineffective controls over period end financial close and reporting processes; and (4) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

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

PART II.

                                OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

           On April 21, 2006, the Company entered into a Security Agreement and a secured promissory note, each dated as of April 13, 2006, in favor of Matthew J. Szulik pursuant to which Mr. Szulik loaned the Company One Million ($1,000,000.00) Dollars in exchange for (i) a warrant to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.30 per share (the "Warrant") and (ii) a continuing security interest in and a general lien upon (A) 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company; (B) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company currently set to expire June 30, 2006; and (C) all U.S. patents owned by the Company.

           Pursuant to the terms of the Security Agreement, the Company issued the Warrant to Mr. Szulik, entitling him to purchase 500,000 shares of the Company's common stock at a purchase price per share equal to Thirty Cents ($0.30), as may be adjusted pursuant to certain anti-dilution provisions set forth therein. The warrant provides for a "cashless exercise" whereby Mr. Szulik has the right to elect, upon exercise the Warrant, to receive the "net number" of shares of Company common stock according to a predetermined formula in lieu of making a cash payment otherwise contemplated to be made to the Company. In addition, the Warrant provides for anti-dilution rights with respect to future subscriptions of the Company's securities at a price per share (or having a conversion price per share) less than the lower of the then exercise price of the Warrant or the then-current market price per share based on a twenty- (20) day trailing average of the market price of the Company's common stock. The Warrant expires on April 30, 2009.

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


Item 6.    Exhibits

10.1         Amendment No. 1 to Secured Promissory Note issued to Matthew J.
             Szulik dated July 12, 2006.

10.2         Amendment No. 2 to Secured Promissory Note issued to Matthew J.
             Szulik dated August 18, 2006.


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


                                            PROTEIN POLYMER TECHNOLOGIES, INC.



         Date:    August 21, 2006           By  /s/  William N. Plamondon, III
                                                ------------------------------
                                            William N. Plamondon, III
                                            Chief Executive Officer


         Date:    August 21, 2006           By  /s/  Janis Y. Neves
                                                -------------------
                                            Janis Y. Neves
                                            Director of Finance, Controller
                                            and Corporate Secretary

                                  EXHIBIT INDEX


Exhibit
Number   Description
-----    -----------

10.1 Amendment No. 1 to Secured Promissory Note issued to Matthew J. Szulik dated, July 12, 2006.
10.2 Amendment No. 2 to Secured Promissory Note issued to Matthew J. Szulik dated August 18, 2006.
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Director of Finance (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Director of Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.