Form 10QSB
period 2006-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2006-11-14
CIK 858155

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 2006, 67,409,204 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                       Protein Polymer Technologies, Inc.

                                   FORM 10-QSB

INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Balance Sheets
               September 30, 2006 and December 31, 2005 .......................3

            Statements of Operations
               For the three months and nine months ended September 30,
               2006 and 2005...................................................4

            Statements of Cash Flows
               For the nine months ended September 30, 2006 and 2005...........5

            Notes to Financial Statements........................... ..........6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................12

Item 3. Controls and Procedures...............................................19

PART II. OTHER INFORMATION

Item 6. Exhibits..............................................................20

        Signatures............................................................21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                       Protein Polymer Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)

                                                                         September 30,        December 31,
                                                                             2006                2005
                                                                        ----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $       56,566      $    1,211,748
   Contract receivable                                                              --             113,792
   Current portion of rent receivable                                           38,619              88,477
   Prepaid expenses and other current assets                                    25,094              32,440
                                                                        ----------------------------------
   Total current assets                                                        120,279           1,446,457
Deposits                                                                        30,478              29,679
Notes receivable                                                               253,538             242,884
   Rent receivable, net of current portion and reserve of $128,273 at
   September 30, 2006 and December 31, 2005                                         --              26,050
Technology license agreement                                                 1,064,943           1,106,435
Equipment and leasehold improvements, net                                      250,893             292,778
Investment, at cost                                                            500,000                  --
                                                                        ----------------------------------
Total assets                                                            $    2,220,131      $    3,144,283
                                                                        ==================================

Liabilities and stockholders' (deficit) equity
   Current liabilities:
   Accounts payable                                                     $    1,434,267      $      420,672
   Accrued expenses                                                            377,054             381,139
   Current maturities of notes payable                                       2,396,397             195,565
                                                                        ----------------------------------
   Total current liabilities                                                 4,207,718             997,376

   Notes payable, net of current maturities                                    372,371             323,506
   Deferred rent                                                                13,269               8,820
                                                                        ==================================
   Total liabilities                                                         4,593,358           1,329,702
                                                                        ----------------------------------

Stockholders' (deficit) equity:
   Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; 65,645 and 66,045 shares issued and outstanding at
    September 30, 2006 and December 31, 2005, respectively -
    liquidation preference of $6,564,500 and $6,604,500 at
    September 30, 2006 and December 31, 2005, respectively                   6,019,917           6,059,917
    Common stock, $.01 par value; 225,000,000 shares authorized,
    67,409,204 shares issued and outstanding at September 30, 2006 and 120,000,000 shares authorized, 67,311,408 shares issued and
    outstanding at December 31, 2005                                           674,104             673,125
Additional paid-in capital                                                  55,747,646          54,122,000
Accumulated deficit                                                        (64,814,894)        (59,040,461)
                                                                        ----------------------------------
Total stockholders' (deficit) equity                                        (2,373,227)          1,814,581
                                                                        ----------------------------------
Total liabilities and stockholders' (deficit) equity                    $    2,220,131      $    3,144,283
                                                                        ==================================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                   Three months ended             Nine months ended
                                                      September 30,                  September 30,
                                                  2006            2005            2006           2005
                                              ------------    ------------    ------------    ------------
Revenues:
   Contract revenue                           $         --    $     44,400    $    410,532    $    702,396
   Product and other income                         10,568           1,756          40,684           2,856
                                              ------------    ------------    ------------    ------------
 Total revenues                                     10,568          46,156         451,216         705,252
                                              ------------    ------------    ------------    ------------

Operating Expenses:
 Cost of sales                                          --              --           1,640              --
 Research and development                          767,024         661,040       2,951,882       1,909,415
 Selling, general and administrative               448,772         640,031       3,065,986       2,920,028
                                              ------------    ------------    ------------    ------------
Total expenses                                   1,215,796       1,301,071       6,019,508       4,829,443
                                              ------------    ------------    ------------    ------------
Loss from operations                            (1,205,228)     (1,254,915)     (5,568,292)     (4,124,191)
                                              ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                  3,656          15,750          13,293          31,951
    Interest expense                               (28,643)           (249)       (130,485)        (87,123)
                                              ------------    ------------    ------------    ------------
  Total other expense                              (24,987)         15,501        (117,192)        (55,172)
                                              ------------    ------------    ------------    ------------

 Net loss                                       (1,230,215)     (1,239,414)     (5,685,484)     (4,179,363)

    Undeclared and  imputed and/or
    paid dividends on preferred stock               69,980          69,980         296,609         689,242
                                              ------------    ------------    ------------    ------------

Net loss applicable to common shareholders    $ (1,300,195)   $ (1,309,394)   $ (5,982,093)   $ (4,868,605)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.02)   $      (0.02)   $      (0.09)   $      (0.09)
                                              ============    ============    ============    ============

Shares used in computing basic and
diluted net loss per common share               67,409,204      67,262,112      67,357,505      55,846,564
                                              ============    ============    ============================

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                                2006          2005
                                                            -----------    -----------
Operating activities
Net loss                                                    $(5,685,484)   $(4,179,363)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Warrants issued for services                                      --      1,247,132
   Depreciation and amortization                                119,017         30,340
   Share based compensation expense                           1,424,889             --
   Amortization of discounts on notes payable                        --         56,493
   Amortization of loan fees                                     69,608             --
Changes in operating assets and liabilities:
   Deposits                                                        (800)          (800)
   Prepaid expenses and other current assets                     (3,307)       (34,352)
   Rent receivable                                               75,908         35,000
   Contracts receivable                                         113,792        (44,400)
   Accounts payable                                           1,013,595        115,338
   Deposits payable                                                  --        (33,000)
   Accrued expenses                                              (4,086)        15,360
   Deferred revenue                                                  --       (102,784)
   Deferred rent                                                  4,450             --
                                                            -----------    -----------
Net cash used for operating activities                       (2,872,418)    (2,895,036)

Investing activities
   Purchase of equipment and improvements                       (35,641)      (217,881)
   Purchase of common stock of Spinewave, Inc. through
    exercise of warants                                        (500,000)            --
   Issuance of notes receivable                                      --       (199,496)
   Deferred acquisiton costs                                         --        (55,115)
                                                            -----------    -----------
Net cash used for investing activities                         (535,641)      (472,492)

Financing activities
   Net proceeds from exercise of options and warrants and
   sale of common stock                                           3,177      6,423,324
   Proceeds from issuance of secured note                     2,249,700             --
   Proceeds from issuance of debt - related party                    --        260,000
   Payments on notes payable - related party                         --       (150,000)
                                                            -----------    -----------
Net cash provided by financing activities                     2,252,877      6,533,324
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents         (1,155,182)     3,165,796
Cash and cash equivalents at beginning of the period          1,211,748         82,222
                                                            -----------    -----------
Cash and cash equivalents at end of the period              $    56,566    $ 3,248,018
                                                            ===========    ===========

Supplemental disclosures of cash flow information
   Interest paid                                            $     3,282    $    87,123
Non cash investing and financing activity
   Imputed dividend on extension of warrants                $    88,950    $        --
   Conversion of Series G preferred stock to common stock   $    40,000    $    20,000
   Conversion of Series I preferred stock to common stock
   and warrants                                             $        --    $ 1,650,000
   Conversion of notes payable and accrued interest to
   common stock and warrants                                $        --    $ 1,213,855
   Imputed dividend on warrant repricing                    $        --    $   481,522
   Warrants issued for loan fees                            $    69,608    $   608,371

See accompanying notes.

                       Protein Polymer Technologies, Inc.
                     Notes to Unaudited Financial Statements

Note 1. Basis of Presentation

Interim Financial Statements

The financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three and nine months ended September 30, 2006 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2005 was derived from the Company's audited financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10KSB and 10KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006, the Company incurred a net loss of approximately $5,685,000. As of September 30, 2006 we have a working capital deficit of approximately $4,100,000. Our cash and cash equivalents of approximately $57,000 in combination with (i) the balance from a secured loan, as amended, that provides for advances aggregating $2,500,000 which has been amended and is now due on January 10, 2007 and (ii) anticipated additional contract and license payments, will be sufficient to meet our anticipated capital requirements only through the end of December 2006.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with several potential financing sources and collaborative partners and from which funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the time frames needed for continuing operations or on terms favorable to the Company, if at all. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products, or obtain a secured private financing or possibly cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 2. Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Note 3. Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and nine month periods ended September 30, 2006, the Company recorded $83,000 and $1,425,000, respectively in non-cash charges for the implementation of SFAS No. 123R. As of September 30, 2006, there was approximately $276,000 of total unrecognized compensation costs related to unvested options.

The Company granted options to purchase 330,000 shares of common stock during 2006. The fair value of stock options granted in 2005 and 2006 were estimated using the Black-Scholes model with the following assumptions: expected volatilities ranging from 90% to of 210%, expected term of 3 years, risk-free interest rates ranging from 3.50% to 5.08%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option.

The following table summarizes the stock option transactions during the nine months ended September 30, 2006:

                                                                                                      Weighted
                                                                                                       average
                                                                                  Weighted            remaining
                                                                                   Average           contractual
                                                                                  Exercise              life
                                                              Shares                Price            (in years)
                                                        -----------------      ---------------    -----------------
      Options outstanding at January 1, 2006                12,638,082               $0.72               7.93
      Options granted                                         330,000                $0.20                 --
      Options exercised                                          --                     --                 --
      Options terminated                                    (4,138,500)              $0.77                 --
                                                        -----------------
      Options outstanding at September 30, 2006              8,829,582               $0.35               6.45
                                                        =================
      Options exercisable at September 30, 2006              8,286,932               $0.69               6.30
                                                        =================

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

                                                       For the Three   For the Nine
                                                        Month Ended     Month Ended
                                                       September 30,   September 30,
                                                           2005            2005
                                                       -------------   -------------

      Net loss available to common shareholders         $(1,309,000)   $(4,869,000)

      Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                                  (155,000)      (423,000)
                                                        -----------    -----------

      Pro forma net loss                                $(1,464,000)   $(5,292,000)
                                                        ===========    ===========

      Basic and diluted loss per share                  $     (0.02)   $     (0.09)
                                                        ===========    ===========
      Pro forma basic and diluted loss per share        $     (0.02)   $     (0.11)
                                                        ===========    ===========

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company's stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. The assumptions utilized for 2005 were:

      Expected life                   3
      Risk-free interest rate      3.50%
      Dividend yield                 --
      Volatility                    210%

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

As specified in the Letter of Intent, the Company agreed to advance Surgica certain funds for on-going operations in return for Promissory Notes. As of September 30, 2006, the Company had loaned Surgica a total of $238,000. The Promissory Notes are due and payable on January 5, 2008. Interest on the unpaid balance of each Promissory Note accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of September 30, 2006, the outstanding principal balance on the promissory notes were $238,000 and $16,000 has been accrued as interest receivable.

Note 6. Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sub-lessee was unable to make monthly rental payments as the result of funding deficiencies. In August 2004 the sub-lessee resumed making rental payments and as of September 2004 an additional $5,000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sub-lessee. At September 30, 2006 the current portion due from the sub-lessee was $39,000 and the long-term portion was $128,000 with an allowance for collectibility of $128,000.

Note 7. Equipment and Leasehold Improvements

Equipment and leasehold improvements are comprised of the following:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    ---------------------------
      Laboratory equipment                          $ 1,376,000     $ 1,375,000
                                                    ---------------------------
      Office equipment                                  220,000         218,000
      Leasehold improvements                            361,000         329,000
                                                    ---------------------------
                                                      1,957,000       1,922,000
      Less accumulated depreciation and
         amortization                                (1,706,000)     (1,629,000)
                                                    ---------------------------
                                                    $   251,000     $   293,000
                                                    ===========================

Depreciation expense was approximately $24,000 and $78,000 for the three and nine months ended September 30, 2006, respectively.

Note 8. Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. At September 30, 2006 the outstanding balance was $519,000 of which $146,000 is classified as current.

On April 21, 2006, the Company entered into a Security Agreement and a secured promissory note, each dated as of April 13, 2006, with an accredited investor pursuant to which the investor loaned the Company a total of $1,000,000 ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) in exchange for (i) a warrant to purchase 500,000 shares of the Company's common stock and (ii) a continuing security interest in and a general lien upon (A) 1,000,000 shares of Spine Wave, Inc. ("SWI") common stock owned by the Company; (B) a warrant, expiring April 30, 2009, to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company currently set to expire September 21, 2006; and (C) all U.S. patents owned. The secured promissory note was originally due on July 7, 2006.

Since entering into the Security Agreement there has been three amendments to the Promissory Note. The latest amendment as of September 29, 2006 provided for the extension of the notes maturity to January 10, 2007 and increased the maximum borrowings under the Security Agreement to $2.5 million. At September 30, 2006 the outstanding indebtedness subject to the promissory note and Security Agreement was $2,249,700.

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

As of September 30, 2006 the current and long term note balances were $2,396,000 and $372,000, respectively.

                 Quarter Ending         Notes Payable
                 September 30,            Maturities
                ----------------        -------------
                      2007               $ 2,396,000
                      2008                   115,000
                      2009                   258,000
                                         -----------
                Total maturities         $ 2,769,000
                                         ===========

Note 9. Technology License Agreement

On December 19, 2005, the Company entered into a License Agreement with Surgica Corporation ("Surgica"), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the License Agreement, the Company acquired exclusive marketing and distribution rights to Surgica's three embolization products, one issued patent, and technical and market know-how. Concurrent with the signing of the License Agreement, the Company completed a previously entered into Asset Purchase Option Agreement ("Option Agreement") and entered into a Supply and Services Agreement ("Supply Agreement") with Surgica (See Note 3).

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

Technology license agreement consisted approximately of the following at September 30, 2006 :

      Technology license agreement            $   1,106,000
      Less accumulated amortization                 (41,000)
                                              -------------
                                              $   1,065,000
                                              =============

Amortization expense was $14,000 and $41,000 for the three and nine months ended September 30, 2006, respectively.

Note 10. Contracts Receivable

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave's clinical trials. These services are billed upon the completion of various agreed upon work products. On September 30, 2006 and December 31,2005, the Company had $-0- and approximately $114,000, respectively, of Spine Wave invoices outstanding.

Note 11. Investment, at cost

In August 2006 the Company exercised its warrant to acquire 1,000,000 shares of the common stock of Spine Wave, Inc. in exchange for $500,000. The investment represents approximately 3% of Spine Wave's outstanding stock and is being accounted for using the cost method.

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

Asset Purchase Option Agreement

On December 19, 2005 the Company completed the Option Agreement that had been entered into with Surgica on November 23,2005. Under the terms of the Option Agreement, the Company has the right to acquire substantially all of the assets of Surgica for 2,000,000 shares of the Company's common stock and a potential future incentive issuance of additional shares of the Company's common stock (" Earn-out Shares"), based on the future sales performance of Surgica's products during the first quarter of 2007. The additional shares of Earn-out common stock will be issued, if at all, only if the average sales per quarter from the operations to be transferred from Surgica to us for the first (1st) and second
(2nd) quarters of 2007 are equal to or greater than a predetermined set amount. The Option Agreement is exercisable, at our sole discretion, for a term of up to two (2) years from December 19, 2005. Once Surgica is given notice of the Company's intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica's stockholders.

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

General Overview

Protein Polymer Technologies, Inc, is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We recently acquired an exclusive license to three FDA-cleared arterial embolization products and related technology from Surgica Corporation. The transaction also included an option to acquire all of Surgica's assets (See "Surgica Corporation" below). We have been unprofitable to date, and as of September 30, 2006 had an accumulated deficit of approximately $65 million.

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

Surgica Corporation

On November 23, 2005, we entered into an Asset Purchase Option Agreement ("Option Agreement"), with Surgica Corporation ("Surgica"), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the Option Agreement we were granted a one-year option (which may be extended by one year at our discretion) to acquire substantially all of Surgica's assets in exchange for two million shares of our common stock and a potential future incentive issuance of additional common stock based on the future sales performance of Surgica's products during the first and second quarters of 2007.

On December 19, 2005, we entered into a License Agreement and Supply and Services agreement with Surgica, pursuant to which we acquired exclusive rights to Surgica's technology and products. Upon execution and delivery of the License Agreement, Surgica transferred to us its PVA Plus(TM), MaxiStat(TM), and MicroStat(TM) 510(k) clearances from the FDA by delivering a duly executed bill of sale and assignment. Other agreements executed concurrently included: (i) the consent of AngioDynamics, Inc. for the assignment by Surgica to us of their distributor agreement, dated as of June 28, 2002; (ii) a voting agreement (and proxy) between us and Louis R. Matson; Surgica's President and Chief Executive Officer and majority shareholder; (iii) an employment agreement between Surgica and Louis R. Matson to expire no later than December 31, 2007; and (iv) a side letter agreement between us and Louis R. Matson representing that, to his actual knowledge, each of the representations and warranties of Surgica set forth in the Option Agreement was true and correct at the date the Option Agreement was executed. The following is a brief summary of the transaction.

Asset Purchase Option Agreement.

Under the terms of the Option Agreement, we have the option to acquire substantially all of the assets of Surgica for (i) 2 million shares of our common stock and (ii) a potential earn out payment of additional shares of our common stock based on the future sales performance of Surgica's products during the first and second quarters of 2007. The earnout payment of additional shares of our common stock, if any, will be determined in part on the price per share of our common stock based on the 90 day prior average price of our common stock as of April 1, 2007. The option is exercisable, at our sole discretion, for a term of up to two (2) years from December 19, 2005. Once Surgica is given notice of our intent to exercise the option, if at all, the exercise of the option itself will be subject to approval by Surgica's stockholders. There would be no affect whatsoever if we decided not to exercise the asset purchase option.

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

Asset Purchase Agreement.

Pursuant to the terms of the Option Agreement, we will have up to two years from December 19, 2005 to exercise an option to purchase substantially all of the assets of Surgica in exchange for 2 million shares of our common stock and a potential future incentive issuance of additional shares of the Company's common stock based on the future sales performance of Surgica's products during the first and second quarters of 2007 which will be subject to a number of conditions precedent, including approval by Surgica's stockholders. Pursuant to the terms of the Asset Purchase Agreement, the shares will constitute "restricted securities" as that term is defined in Section 144(a)(3) of the Securities Act of 1933, as amended, and will be restricted as to their resale for a period of at least one hundred eighty (180) days from the date the Asset Purchase Agreement is executed.

The additional shares of our common stock will be issued, if at all, only if the average sales per quarter from the operations to be transferred from Surgica to us for the first and second quarters of 2007 are equal to or greater than a predetermined set amount.

Each of the Option Agreement, License Agreement, Supply and Services Agreement and Asset Purchase Agreement contain representations and warranties by us and Surgica customary for transactions of this type.

Spine Wave

In April 2001, we entered into agreements with Spine Wave, Inc., ("Spine Wave") to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, we received one million shares of the founding common stock in Spine Wave, valued initially at $10,000. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave's right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products, if any.

In connection with the license agreement, we entered into a separate supply and services agreement to provide Spine Wave with a variety of research and development services, and to supply materials to Spine Wave for pre-clinical and clinical testing. Spine Wave, in return, agreed to reimburse us for both our direct costs and the associated overhead costs for the services provided.

In March 2002, we executed additional agreements with Spine Wave that expanded our contractual research and development relationship, and that offered us additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, we, on behalf of Spine Wave, conducted pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave's regulatory filings both in the U.S. and abroad to obtain approval to initiate human clinical testing. Our continuing contractual responsibilities include the supply of product to be used in clinical testing. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. During the nine months ended September 30, 2006 we received $411,000 in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant (the expiration was recently extended until June 21, 2006, and upon meeting certain conditions would be further extended to September 21, 2006) to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share (Spine Wave preferred stock issued during this time was priced at $0.55 per share), and 400,000 shares of common stock valued at $0.05 per share subject to repurchase at cost until each of three performance goals is achieved, or until the repurchase option expired. The Company exercised the warrant and acquired 1,000,000 shares of Spine Wave common stock during the third quarter of 2006. The performance goals consisted of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares). Spine Wave's repurchase option expired on December 31, 2005.

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

      On October 9, 2006 the Company's license agreement with Genencor was amended. The amendment essentially provided for (i) the immediate funding of $100,000 payment under the existing agreement, (ii) modification of the royalty percentage from a variable rate concept to a single rate of 2% of Genecor's net revenues earned from the product sales subject to the license, (iii) $100,000 payment in January, 2007 and (iv) modification of the milestone payment earned under the agreement. As amended the Company is entitled to a milestone payment of $250,000 when a product attains aggregate sales of $5.0 million. We are entitled to a single milestone payment for each product.

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

      Our product for the treatment of female stress urinary incontinence is in pilot human clinical testing. We are seeking to establish additional partnerships to pursue pivotal clinical testing and the commercial development of such products.

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

      Our spinal disc repair product being developed for our licensee, Spine Wave, Inc., is in clinical testing. The timing of this project is under the control of Spine Wave. Under our contract with Spine Wave, we are responsible for development of the formulated product, its pilot manufacturing process, and product production for clinical trials. Spine Wave is responsible for funding all expenses associated with these activities. Contract revenue received from Spine Wave is approximately equal to our cost (direct project costs plus allocated laboratory and corporate overhead expenses) of the work performed. Total research and development costs for the three and nine months ended September 30, 2006 were approximately $767,000 and $2,952,000, respectively.

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

Results of Operations

Contract and Licensing Revenue.

We earned $-0- and approximately $411,000 in contract and licensing revenue for the three and nine month periods ended September 30, 2006, respectively, as compared to approximately $44,000 and $702,000 for comparable periods in 2005. Contract revenues from Spine Wave for the three months represent approximately $-0- for materials and services provided in the development of an adhesive product for the repair of spinal discs as compared to approximately $189,000 in the same period a year ago. Product revenue for the quarter ended September 30, 2006 was approximately $11,000, which was earned principally from Angio Dynamics, Inc. for Surgica embolization products. We received no licensing income for the nine month period ended September 30, 2006 as compared to $250,000 in licensing revenue in the nine months ended September 30, 2005 for a milestone payment from Genencor International for Genencor's initiation of a product development project based on technology licensed from us.

Research and Development Expenses.

Research and development expenses for the nine and three months ended September 30, 2006 were approximately $2,952,000 and $767,000, respectively, as compared to approximately $1,909,000 and $661,000 incurred for the same periods in 2005. The increase in research and development expenses were primarily due to costs associated with preclinical animal testing of our sealant product necessary to achieve regulatory approval to begin human clinical trials later this year, as well as for on-going clinical testing, regulatory consulting costs, and costs associated with manufacturing product for Spine Wave. Other related expenses include those for expanded manufacturing capacity and manufacturing process development, quality assurance efforts, and outside testing services. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including further preclinical development of our surgical sealants, increased human clinical testing, increased manufacturing requirements, increased use of outside testing services, and increased research and development services for Spine Wave.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the nine and three months ended September 30, 2006 were approximately $3,066,000 and $449,000, respectively, as compared to approximately $2,920,000 and $640,000 for the comparable periods in 2005.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2006 was primarily the result to the recognition of a non-cash expense associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123R. There were also increases in legal, consulting and other professional services related to due diligence and other expenses pertaining to the potential Thuris acquisition and remaining costs of the completion of the agreements with Surgica. Other expenses have been fairly consistent over the past three years. We do anticipate some increases during 2006 in the areas of insurance coverage and legal services, although we anticipate that these increases will be offset by reductions in personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs.

The decline in selling, general and administrative expenses for the three months ended September 30, 2006 was primarily the result of reduction of certain management positions and the reduction of consulting and professional services incurred in 2005 related to due diligence and other expenses pertaining to the potential Thuris acquisition and remaining costs of the completion of the agreements with Surgica. Other expenses have been fairly consistent over the past three years. We do anticipate some increases during 2006 in the areas of insurance coverage and legal services, although we anticipate that these increases will be offset by reductions in personnel expense. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs.

Selling, general and administrative expenses may increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

Interest Income.

Interest income was approximately $4,000 and $13,000 for the quarter and nine months ended September 30, 2006, as compared to $16,000 and $32,000 for the same periods in 2005. The company's excess funds were significantly reduced for short term investments in 2006.

Interest Expense.

Interest expense was approximately $29,000 and $130,000 for the quarter and nine months ended September 30, 2006, as compared to essentially nil and $87,000 for the same periods in 2005.

Interest expense incurred during the third quarter of 2006 resulted from the issuance of a secured promissory note in April 2006. As a result of the issuance of the warrants associated with the secured promissory note issued, the Company recorded additional interest expense of approximately $70,000 during the second quarter of 2006.

Loss from Operations.

For the quarter ended September 30, 2006, our net loss was approximately $1,230,000 versus the net loss incurred in the comparable quarter of 2005 of approximately $1,240,000. Net loss applicable to common shareholders during the quarter ended September 30, 2006 was approximately $1,300,000 ($0.02 per share) as compared to approximately $1,309,000 ($0.02 per share) for the same period in 2005.

For the nine months ended September 30, 2006, our net loss was approximately $5,685,000 versus the net loss incurred in the comparable period of 2005 of approximately $4,179,000. Included in 2006 results is a non-cash charge of $1,425,000 associated with the reporting of compensation expense for stock options issued by the Company under SFAS No. 123R. Additionally the pre-clinical development of our surgical sealant product and related research in preparation for anticipated human clinical trials anticipated to begin later this year have increase research and development expenses. Legal and acquisition costs related to Surgica and Thuris were incurred during the 2005 period. Interest expense increased as the result of the Company's issuance or a promissory note in April, 2006. Net loss applicable to common shareholders during the nine months ended September 30, 2006 was approximately $5,982,000 ($0.09 per share) as compared to approximately $4,869,000 ($0.09 per share) for the same period in 2005.

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

Liquidity and Capital Resources

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2006 or December 31, 2005. For the three and nine month periods ended September 30, 2006, our cash expenditures for capital equipment and leasehold improvements totaled approximately $-0- and $36,000, respectively. For the three and nine month periods ended September 30, 2005 our cash expenditures for capital equipment and leasehold improvements totaled approximately $97,000 and $218,000, respectively.

We believe our existing available cash, cash equivalents and future loan proceeds, as of November 14, 2006, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements through the end of December 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. In addition we are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. Further, we are continuing our reimbursed services to Spine Wave. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

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

The Company has effected certain changes to improve its controls over all cash disbursements, including approval by senior officers of all purchase orders and invoices. We have also utilized the services of external resources to mitigate the deficiencies identified by our independent auditors in items 2, 3 and 4 above.

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

PART II.

                                OTHER INFORMATION

Item 6. Exhibits

10.1 Amendment No. 3 to Secured Promissory Note issued to Matthew J. Szulik dated, September 29, 2006.

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

                                              PROTEIN POLYMER TECHNOLOGIES, INC.

             Date: November 14, 2006          By /s/ William N. Plamondon, III
                                                 ------------------------------
                                              William N. Plamondon, III
                                              Chief Executive Officer

             Date: November 14, 2006          By /s/ Janis Y. Neves
                                                 ------------------------------
                                              Janis Y. Neves
                                              Director of Finance, Controller
                                              and Corporate Secretary

                                  EXHIBIT INDEX

Exhibit
Number   Description

10.1 Amendment No. 3 to Secured Promissory Note issued to Matthew J. Szulik dated, September 29, 2006.

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