Form 10KSB
period 2006-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-05-04
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
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

The issuer’s revenues for the most recent fiscal year were $605,000.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of March 30, 2007 was $7,806,450. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the registrant’s common equity outstanding as of March 30, 2007 was 67,809,204.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission with respect to the registrant’s 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ___  No  X

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

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

Company and Technology Background

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

We have demonstrated an ability to create materials that:

•	combine properties of different proteins found in nature;
•	reproduce and amplify selected activities of natural proteins;
•	eliminate undesired properties of natural proteins; and
•	incorporate synthetic properties via chemical modifications

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

Despite the incredible individual properties of silk and elastin, neither of these natural protein materials is capable of being processed into forms other than what nature has provided without destroying their valuable materials properties. However, our proprietary technology has enabled the creation of polymers that combine the repeating blocks of amino acids responsible for the strength of silk and the elasticity of elastin. New combinations of properties suitable for various medical applications have been created by precisely varying the number and sequence of the different blocks in the assembled protein polymer,.

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

Our internal product development efforts are targeted toward a variety of markets based on a common biomaterials platform. These include: injectable disc nucleus for the treatment of injured or degenerated spinal discs, strong and fast-setting, resorbable surgical sealants for use in general and cardiovascular procedures following primary wound closure, adhesion barriers, scaffolds for wound healing and tissue engineering. Other markets of interest, which are in an earlier stage of development, include those for drug delivery devices.

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

Surgical Tissue Sealants (STS): Certain tissue adhesives and sealants that seek to avoid the limitations of sutures, staples, pins and screws have been developed and marketed for a number of years outside the United States by other parties. In the United States, approved products have fallen into several categories. DermaBond® (not our trademark), a synthetic cyanoacrylate adhesive, is approved for topical application to close skin incisions and lacerations. Cyanoacrylate adhesives set fast and have high strength, but form brittle plastics that do not resorb. This limitation restricts their use to bonding the outer surfaces of skin together. Tisseel® (not our trademark), a fibrin sealant, is approved for use as an adjunct to hemostasis in surgery. Fibrin sealants have excellent hemostatic properties, but are derived from human and/or animal blood products, set slowly, have low strength, and lose their strength rapidly.

A third category of tissue adhesives combines natural proteins such as collagen or albumin with synthetic cross-linking agents such as gluraraldehyde. Such products were originally marketed in Europe for limited, life-threatening indications and the FDA approved one such product, BioGlue® (not our trademark), in 2001 for use as an adjunct to sutures and staples in open surgery to repair large arteries. The aldehyde cross-linking agents employed in such products (i.e., glutaraldehyde, formaldehyde) are known to cause adverse tissue reactions. DuraSeal® (not our trademark), a sealant product composed of a synthetic polymer called polyethylene glycol, is a relatively weak sealant approved for use in neurosurgery. To date, none of the products available in the U.S. for use inside the body have found widespread acceptance among surgeons, for reasons ranging from their lack of performance based on properties such as adhesiveness, flexibility, and resorption rate, complexity of use, or concerns about the perceived benefit to risk.

We have developed surgical adhesives and sealants that are easy for the surgeon to use, and that combine the biocompatibility of fibrin glues (without the risks associated with use of blood-derived products) with the high strength and fast setting times of cyanoacrylates. Unique features include significant strength and elasticity within the adhesive matrix (to move as tissues move) and the capability of tailoring the resorption rate of the adhesive matrix to the rate at which the wound heals. A non-resorbable adhesive or sealant can only be used where the damaged tissues are not going to grow together. Otherwise, a barrier to wound healing is unavoidably created.

We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in preclinical studies, including resorption of the adhesive matrix in conjunction with the progression of wound healing. As a result of our evaluations of the unmet surgeon needs, the properties achievable with our technology, and the capabilities of competitive technologies, specific applications providing the most significant opportunities have been targeted.

Sealant Performance/Properties

•	Sets quickly to an adhesive hydrogel.
•	Adheres well to tissue, seals gas and fluid leaks.
•	Minimal material swelling.
•	Resorbable and non-resorbable formulations.
•	Two absorption rates.
•	Reduces post-operative adhesions.

Our tissue adhesive technology combines a silk-elastin polymer designed specifically to react with a biocompatible cross-linking agent under physiological conditions. Two fluid components are mixed just prior to their delivery to the treatment site, which can be accomplished through a fine gauge needle and in spray form. The material then rapidly cures to a tough, elastic hydrogel that strongly adheres to surrounding tissues.

Wound Healing & Tissue Regeneration: The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by other parties include fabric dressings (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product used varies depending on the type of wound and the extent of tissue damage, we believe that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

We have developed protein polymers that we believe may be useful in the treatment of dermal wounds, particularly chronic wounds such as decubitous ulcers, where both reconstruction of the extracellular matrix ("ECM") and re-establishment of its function are desired. These polymers, based on key ECM protein sequence blocks, are biocompatible, fully resorbable and have been processed into gels, sponges, films and fibrous sheets. We believe that such materials, if successfully developed, could improve the wound-healing process by providing physical support in situ for cell migration and tissue regeneration and as delivery systems for growth factors. Additionally, such materials may serve as scaffolds for the ex vivo production of living tissue substitutes.

Urethral Bulking Agent (UBA) - Polymer 47K: UBA effectively relieves female stress incontinence by injecting liquid that rapidly changes to long-lasting solid bulk to the tissue surrounding the urethra. Our UBA injection procedure, an alternative to surgery, most often requires only one treatment. UBA is a more effective and longer lasting bulking agent than the competition. The UBA gel is resistant to migration. A closure report has been filed with the FDA .

Dermal Filler Device: The soft tissue augmentation materials technology underlying the incontinence product has the potential to be useful in a number of other clinical applications. In November 2000, the FDA approved our investigational device exemption to begin human clinical testing of a tissue augmentation product based on this technology for use in cosmetic and reconstructive surgery applications. The product is injected into or under the skin for the correction of dermal contour deficiencies (facial lines, wrinkles, scars, etc.). In April 2001, we initiated human clinical testing of the product. Based on a number of factors, including the projected time to market, the competitive environment, the uncertainty of achieving our product design goals, and the expenses associated with the program, we have decided that it is in the best interests of the Company not to continue our independent development efforts for this product.

Manufacturing, Marketing and Distribution

Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA’s Good Laboratory Practices (“GLP”) and other Quality System Regulations (“QSR”). We have implemented, and continue to implement, polymer production and quality control procedures, and have made certain facilities renovations to operate in conformance with FDA requirements. We believe our current polymer production capacity is sufficient for supplying our development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial (“pilot”) clinical testing. We will require additional manufacturing capacity to expand beyond initial clinical trials.

We are considering several methods for increasing production of our biomedical product candidates to meet pivotal clinical trial and commercial requirements. For example, we may reconfigure our existing facility to produce needed quantities of materials under FDA’s GLP and QSR requirements for clinical and commercial . Alternatively, we may establish external contract manufacturing arrangements for needed quantities of materials. However, we cannot assure that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect our margins or our ability to comply with applicable governmental regulations. The actual method or combination of methods that we may ultimately pursue will depend on a number of factors, including availability, cost and our assessment of the ability of such production methods to meet our commercial objectives.

Research and Development

Local Drug Delivery: Oral delivery of drugs is the most preferred route of administration. However, for many drugs this is not possible, and alternative drug delivery routes are required. Alternative routes include transdermal, mucosal, and by implantation or injection. For implantation or injection, it is often desirable to extend the availability of the drug in order to minimize the frequency of these invasive procedures. A few materials have been commercialized which act as depots for a drug when implanted or injected, releasing the drug over periods ranging from one month to several years. Other material and drug combinations are being developed by third parties. We believe that the properties of these materials for such applications can be substantially improved upon, making available the use of depot systems for a wider range of drugs and applications.

Our soft tissue augmentation products, our surgical adhesive and sealant formulations, and our wound healing matrices all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures — attributes that can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the preclinical research stage.

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

Spine Wave:

Low back pain is the leading cause for healthcare expenditures in the United States, resulting in more than $50 billion in direct and indirect medical expense, and products used to treat it are the fastest growing major segment of the orthopedic industry, with a market of $2.1 billion in revenues and a growth rate of more than 25% annually, according to a February 2000 Viscogliosi Bros., LLC., Spine Industry Analysis Series report. The leading surgical treatments for spine include spinal fusions, discectomies, and laminectomies, but the market for disc replacement and repair is expected to grow more rapidly than other treatments as new products are approved over the next five years.

We are a technology partner with Spine Wave, Inc. We own 2.4 million shares of Spine Wave, Inc. common stock. We used our patented tissue adhesive technology to create Spine Wave’s NuCore™ intervertebral disc repair material. We manufactured the NuCore™ material for Spine Wave’s clinical trials.

The spine supports about one-half of the body’s weight and is a highly flexible structure. The spinal disc is like a jelly-filled tire between the bony vertebrae, a key component providing for flexibility and acting as a shock absorber. It has no blood supply and thus is not able to repair itself. Exposure to heavy loads or extreme twisting motions can cause tears in the outer portion of the disc, allowing the jelly-like material (the nucleus) to extrude. Additionally, with age the disc degenerates. The injury to or degeneration of the disc results in fundamental changes in its mechanical properties and also impacts surrounding tissues in a variety of ways, which can result in persistent pain.

Currently, there are no satisfactory treatments available for chronic low back pain due to damaged or deteriorated discs. In extreme cases, a spinal fusion may be performed to limit the mobility of the joint. However, this procedure requires invasive surgery, restricts mobility, and leads to further degeneration of the spine.

A number of products are reported to be in development, ranging from complete replacement with an artificial disc to implantation of “pillows” within the disc space. We and Spine Wave believe an injectable product that can be used in an outpatient procedure, avoiding surgery required for implants and thus minimizing additional damage to the disc and/or surrounding structures will be a preferred approach. Collaborative feasibility studies have demonstrated that the injectable disc nucleus product has physical properties mimicking those of the natural nucleus; is able to withstand the large, cyclical forces seen by the human spine; and resists expulsion under high loads due to its adherence to the disc wall.

Spine Wave’s NuCore™ Injectable Nucleus device, based on our patented tissue adhesive technology, is an injectable protein polymer formulation for repair of spinal discs damaged as a result of injury or aging. Injected in a liquid form, the NuCore™ material rapidly cures to a gel that has physical properties which mimic those of the natural nucleus. Spine Wave has enrolled patients in Degenerative Disc Disease and microdiscectomy studies of the NuCore™ Injectable Nucleus device in four countries: Switzerland, Australia, Germany and the United States.

We created this core technology and manufactured the product for Spine Wave, Inc.’s U.S. and European trials. Spine Wave has transitioned to CMC Biopharmaceuticals to manufacture the recombinant protein for NuCore™ Injectable Nucleus for commercial in-market supply.

Surgica Corporation:

In December 2005, we entered into agreements with Surgica Corporation, including a license agreement for the exclusive rights to Surgica’s technology and products. Pursuant to these agreement we have provided Surgica with approximately $771,000 in financing to support its operations. Additionally, we acquired an option to purchase all of Surgica’s assets, and entered into a supply and services agreement for Surgica to provide us with, among other services, product for commercial distribution. The option has terminated.

On or about March 13, 2007, we received a letter from Surgica’s counsel alleging that we had breached the license agreement and the supply and services agreement and, based thereon, Surgica was terminating these agreements and, accordingly, our rights to Surgica’s technology and products. In connection therewith Surgica’s counsel demanded that we reassign the 501(k) Clearances, as defined in the license agreement, back to Surgica. We do not believe that we have breached these agreements. Accordingly, we do not believe that we are obligated to reassign the 501(k) Clearances back to Surgica and have so notified Surgica.

Genencor International, Inc.

In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. enabling Genencor, potentially, to develop a variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development in the field of non-medical personal care products.

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

In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into 500,000 shares of our common stock. Both warrants have subsequently expired.

As a result of the collaboration, in 2000 we recognized an aggregate of  $750,000 in license fee revenue (less the issuance of warrants to purchase 1 million shares of our common stock valued at $319,000) through December 31, 2006, of which $100,000 was recognize as revenue during 2006. The agreement terminates on the date of expiration of the last remaining patent.

On October 9, 2006, our license agreement with Genencor was amended. The amendment essentially provided for (i) the immediate funding of $100,000 payment under the existing agreement, (ii) modification of the royalty percentage from a variable rate concept to a single rate of 2% of Genecor's net revenues earned from the product sales subject to the license, (iii) a $100,000 payment in January, 2007 and (iv) modification of the milestone payments earned under the agreement. As amended, we are entitled to a milestone payment of $250,000 when a product attains aggregate sales of $5.0 million. We are entitled to a single milestone payment for each product.

Other Agreements

We are discussing other potential collaboration agreements with prospective marketing partners. We cannot assure that we will continue such discussions or that we will be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, we are party to certain materials evaluation agreements regarding biomedical applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. We cannot assure that we will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

Intense Competition

The principal anticipated commercial uses of our biomaterials are as components of end-use products for biomedical and other specialty applications. End-use products using or incorporating our biomaterials would compete with other products that rely on the use of alternative materials

The areas of business in which we engage and propose to engage are characterized by intense competition and rapidly evolving technology. Competition in the biomedical and surgical repair markets is particularly significant. Our competitors in the biomedical and surgical repair markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than our own. Academic institutions and other public and private research organizations are also conducting research and seeking patent protection in the same or similar application areas, and may commercialize products on their own or through joint ventures. Most of our competitors depend on synthetic polymer technology rather than protein engineering for developing products. However, we believe that DuPont, BioElastics Research, Ltd. and several university laboratories are currently conducting research into similar protein engineering technology.

The primary elements of competition in the biomedical and surgical repair products market are

º	performance,
º	cost,
º	safety,
º	reliability,
º	convenience, and
º	commercial production capabilities.

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

We have been granted five U.S. patents that broadly cover the polymer compositions used in our product development efforts and/or the DNA encoding these polymers. These polymers are generally defined by the use of repetitive amino acid sequences found in naturally occurring proteins (e.g., silk, elastin, collagen, keratin). The last of these patents will expire in 2015. Additionally, we have been granted two U.S. patents that specifically cover polymer compositions based on repetitive silk and elastin units and the DNA encoding these polymers. The last of these patents will expire in 2014.

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

Although we believe our existing issued patent claims provide a competitive advantage, we cannot assure that the scope of our patent protection is or will be adequate to protect our technology or that the validity of any patent issued will be upheld in the future. Additionally, with respect to our pending applications, we cannot assure that any patents will be issued, or that, if issued, they will provide substantial protection or be of commercial benefit to us.

Although we do not currently have any operations outside the U.S., we anticipate that our potential products will be marketed on a worldwide basis, with possible manufacturing operations outside the U.S. Additionally, current or potential products of our licensees are, or are expected to be, marketed on a worldwide basis with current or potential manufacturing operations outside the U.S. Accordingly, we have filed international patent applications corresponding to the major U.S. patents described above in foreign countries. Due to translation costs and patent office fees, international patents are significantly more expensive to obtain and maintain than U.S. patents. Additionally, there are differences in the requirements concerning novelty and the types of claims that can be obtained compared to U.S. patent laws, as well as the nature of the rights conferred by a patent grant. We carefully consider these factors in consultation with our patent counsel, as well as the size of the potential markets represented, in determining the foreign countries in which to file patents.

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

We cannot assure that we, or our customers, will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities, or that we will be able to maintain a Master File in accordance with FDA regulations. In either case, our anticipated business could be adversely affected if we are unable to obtain and maintain these approvals and/or comply with these regulations. To the extent we manufacture medical devices, or a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA’s QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, e.g., ISO 13485 issued by the International Organization for Standardization, is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 13485 standards are similar to the FDA’s QSR.

Our research, development and production activities are, or may be, subject to various federal and state laws and regulations relating to environmental quality and the use, discharge, storage, transportation and disposal of toxic and hazardous substances. Our future activities may be subject to regulation under the Toxic Substances Control Act, which requires us to obtain pre-manufacturing approval for any new “chemical material” we produce for commercial use that does not fall within the FDA’s regulatory jurisdiction. We believe we are currently in substantial compliance with all such laws and regulations. Although we intend to use our best efforts to comply with all environmental laws and regulations in the future, we cannot assure that we will be able to fully comply with such laws, or that full compliance will not require substantial capital expenditures.

Product Liability and Absence of Insurance

Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to beginning human clinical testing of our investigational devices, we procured product liability insurance. Prior to shipping the products, we obtained the applicable product liability insurance. We are maintaining the insurance, expanding the coverage as appropriate in concert with the development and use of our products. We cannot assure, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our business.

Executive Officers of the Registrant

Name	Age	Position with the Company
William N. Plamondon, III	59	Chairman of the Board and Chief Executive Officer
Joseph Cappello, Ph.D.	50	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	55	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics
John E. Flowers	50	Vice President, Planning and Operations

Mr. Plamondon is our Chairman and Chief Executive Officer, a position he has held since April 2005. Mr. Plamondon has served as a director since March 2005. Mr. Plamondon also serves as the President and Chief Executive Officer of R.I. Heller & Co., LLC, a management consulting firm, a position he has held since 1998. Previously, Mr. Plamondon served as President and Chief Executive Officer of ANC Rental Corporation from October 2001 until October 2003, as Chief Executive Officer of First Merchants Acceptance Corp. from May 1997 until May 1998, and as President and Chief Executive Officer of Budget Rent-a-Car from June 1992 until February 1997.

Dr. Cappello has been our Vice President, Research and Development since February 1997 and Chief Technical Officer since February 1993. He has been our Director, Clinical Research, since July 2002. From September 1988 to February 1993, he was our Senior Research Director, Protein Engineering.

Dr. Ferrari has been our Vice President, Laboratory Operations and Director, Molecular Genetics since February 1993. From September 1988 to February 1993, he was our Senior Research Director, Genetic Engineering.

Mr. Flowers has been our Vice President, Planning and Operations, since February 1993. From September 1988 to February 1993, he was our Vice President, Commercial Development.

All of our executive officers were elected by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

As of March 31, 2007, we had 18 full-time employees, of who two hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. We cannot assure that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 2.	Properties

We do not own any real property. We lease approximately 27,000 square feet of office and laboratory space in San Diego. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 23,000 square feet. The current annual rent for this space is approximately $680,000. We currently sublease 6,000 square feet of office and laboratory space in our current facility to a third party (“Biopraxis”), offsetting our rental expense as of December 31, 2006 by approximately $157,000. The master lease expires in May 2008. The sublease annual originally expired at the end of January 2003, but is currently continuing on a month-to-month basis. We believe that our current facilities are adequate to meet our needs until the end of 2007.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

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

	Trade Prices
2006	High	Low
First Quarter	$0.33	$0.19
Second Quarter	0.28	0.15
Third Quarter	0.21	0.12
Fourth Quarter	0.23	0.12

2005
First Quarter	$1.250	$0. 460
Second Quarter	1.100	0.440
Third Quarter	0.610	0.350
Fourth Quarter	0.400	0.180

As of March 31, 2007, we had approximately 193 shareholders of record of our common stock; we estimate we had approximately 1,500 beneficial holders as of that date. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders
Stock Option Plans[1]	10,770,532	$0.649	1,479,468
Employee Stock Purchase Plan[2]	—	—	—
Equity Compensation Plans not approved by security holders[3]	1,684,050	$0.732	n/a

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

General Overview

Protein Polymer Technologies, Inc., is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for tissue adhesives and sealants; wound healing support; and drug delivery devices.

Results of Operations

Operating Results for the Year Ended December 31, 2006 as compared to the 2005

Contract and Licensing Revenue. We earned $533,000 in contract and licensing revenue for the year ended December 31, 2006 as compared to $861,000 for the year ended December 31, 2005. Contract revenue for 2006 were earned by providing for materials and services in the development of an adhesive product for the repair of spinal discs laboratory services for Spine Wave. Additionally, we earned $100,000 in licensing fees from Genencor International.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2006 were $3,690,000, compared to $2,908,000 for 2005. The fluctuations primarily result from clinical testing, Surgica operating expenses and regulatory consulting costs. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants. We do not anticipate that the $770,000 expenses incurred with respect to Surgica will be incurred in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 were $4,759,000, as compared to $3,735,000 for 2005. We have made improvements in reducing the administration expenses in 2006. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced.

The following discusses items which were incurred in each year that are non-recurring or of particular significance. During 2005 we incurred non-recurring fees with respect to the contemplated, but terminated, Thuris transaction. We incurred non-cash expense in the second quarter of 2005 in the amount of $1,245,000 related to the issuance of warrants for services to William N. Plamondon III, the Company’s Chief Executive Officer. During 2006 we recognized non-cash charges aggregating $1,507,000 as the result of adopting SFAS No. 123 (revised 2004) “Share Based Payment” for stock options. Additionally, we determined that our License Agreement with Surgica was terminated and resulted in our providing an allowance for impairment of $1,047,000 and a $257,000 provision for bad debts related to the notes receivable that Surgica owed to us. As the result of settling a contingent obligation for $200,000 with the Sapphire Group that we settled with the issuance of 400,000 shares of our common stock, we recognized a gain of $139,000.

Although the remainder of selling, general and administrative expenses has been fairly consistent over the past two years, we did experience some increases during 2005 in the areas of insurance coverage and legal services. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and non-regulatory consulting costs. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our research and development efforts and as business development, patent, legal and investor relations activities require.

Interest Income/(Expense). Interest income was $16,900 for the year ended December 31, 2006, as compared to $41,000 for 2005. The year-to-year variability resulted from our lack of cash resources available for investment during 2006 than was generated in 2005 as the result of the receipt of equity capital. Interest expense increased significantly from $88,000 in 2005 to $221,000 in 2006. This increase was the direct result of incurring $3,462,000 of secured financing from a stockholder to sustain our operations in 2006 and the assumption of $519,000 of promissory notes in connection with the Surgica transaction during December 2005.

Operating Losses. For the year ended December 31, 2006, we recorded a net loss applicable to common shareholders of $8,245,000 or $0.12 per share, as compared to $6,581,000 or $0.11 per share for 2005. The difference in the net losses are as discussed in detail previously. The undeclared or imputed dividends decreased as the result of a non-cash imputed dividend that resulted from extending the term of certain warrants in 2005. The average numbers of shares outstanding increased by approximately 8,635,000 since the additional shares that were issued during 2005 were outstanding for the entire year of 2006.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and short-term investments totaling $73,000, as compared to $1,212,000 at December 31, 2005. As of December 31, 2006, we had a working capital deficit of $4,946,000 compared to working capital of $449,000 at December 31, 2005.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2006 or December 31, 2005. For the year ended December 31, 2006, our cash expenditures for capital equipment and leasehold improvements totaled $37,000, compared with $257,000 for the same period in the prior year. We do not anticipate that these expenditures will be increased in 2007. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

On April 13, 2006, an accredited investor loaned us $1,000,000 (the “Loan”) ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “Note”) issued by us to the investor in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 12, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8% payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 1,000,000 shares of Spine Wave, Inc. common stock owned by us (ii) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by us which has since been exercised; and (iii) all U.S. patents owned by us. The Note and the Security Agreement are both dated April 13, 2006. As consideration for the Loan us granted a warrant to the investor to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.30 per share. The investor’s counsel acts as the escrow agent and now serves as our outside general counsel.

The Note has subsequently been amended five times so that as of April 10, 2007 the principal balance is approximately $4.8 million and the maturity date is August 10, 2007. At December 31, 2006, the outstanding indebtedness subject to the Note and Security Agreement was $3,462,000.

Pursuant to the terms of the Security Agreement, we entered into a patent security agreement, an escrow agreement, patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, we entered into the Escrow Agreement with an escrow agent for the investor. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the investor’s designee. The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred.

We believe our existing available cash and cash equivalents as of March 31, 2007, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements only through May 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Risk Factors

Please read the following risk factors that can affect our business.

If we continue to incur operating losses, we may be unable to continue our operations at planned levels and be forced to curtail or cease our operations.

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of December 31, 2006, our accumulated deficit was approximately $67,008,000 and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements only through May 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. However, these alternatives may not be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. Since April, 2006, one of our stockholders has been providing financing to us to support our operations. As of the date hereof we have borrowed and aggregate of $4,800,000 from this stockholder. We cannot assure that this stockholder will continue to provide financing to us when needed. Our business and financial condition will be materially adversely affected in the event that he ceases to provide this financing if needed.

If we fail to establish and manage strategic partnerships, we may be prevented from developing potential products or the time required for commercializing potential products may be increased.

Our principal strategy is to enter into partnerships or licensing arrangements with medical or pharmaceutical companies with appropriate marketing and distribution capabilities to reduce the time and costs for developing and commercializing our potential products. We may not be able to establish additional strategic partnerships or licensing arrangements, or, if available, they may not be on terms and conditions favorable to our business. Additionally, these arrangements generally may be terminated under various circumstances, including termination at the discretion of the strategic partner without cause or without prior notice. Termination of the arrangements could seriously harm our business and financial condition. Furthermore, our strategy may lead to multiple alliances regarding different product opportunities that are active at the same time. We may not be able to successfully manage multiple arrangements in various stages of development.

We are discussing other potential collaboration agreements with prospective marketing partners. Furthermore, from time to time, we are party to certain materials evaluation agreements regarding biomedical applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. We may not be able to establish these agreements at all or do so in a timely manner and on reasonable terms. In addition, these agreements may not lead to successful product development and commercialization.

We may not be able to produce commercially acceptable products because our technology is unproven. If we cannot prove our technology, we will not succeed in commercializing our products.

Our technological strategy of designing and producing unique products based on genetically engineered proteins that do not have a harmful effect on biological systems, such as the human body, is commercially unproven. The process of developing products and achieving regulatory approvals is time consuming and prone to delays. We have completed only a few products that require collaboration and marketing partners, and have not generated any significant revenues from product sales.

The products we are currently pursuing will require substantial further development, testing and regulatory approvals. Our research and development activities may not be successful and as such, we may not be able to produce commercially acceptable products.

We must prove our products' effectiveness in clinical trials. If we are unable to successfully complete clinical trials, we may not be able to produce marketable products.

Before obtaining regulatory clearance for the commercial sale of any of our products, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and effective for use in humans for each particular use. Due to the inherent difficulties associated with clinical trials, we cannot guarantee that:

º	we will be able to complete the clinical trials successfully, if at all;

º	we will be able to demonstrate the safety and efficacy necessary to obtain the requisite regulatory approvals of product candidates; or

º	the product candidates will result in marketable products.

The biomedical and surgical repair industry involves intense competition and rapid technological changes. Our business may suffer if our competitors develop superior technology.

We operate in the biomedical and surgical repair markets that involve intense competition. Our competitors in those markets include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than ours. Our biomaterials are used primarily in the manufacture of end-use products for medical applications that compete with other products that rely on the use of alternative materials or components. As a result, we compete with diverse, complex and numerous rapidly changing technologies. We believe that our ability to compete will be enhanced by the breadth of our issued patent claims, our other pending patent applications and our experience in protein engineering. However, we currently do not have the resources to compete commercially without the use of collaborative agreements with third parties.

Our product technology competes for corporate development and marketing partnership opportunities with numerous other biotechnology companies, research institutes, academic institutions and established pharmaceutical companies. We also face competition from academic institutions and other public and private research organizations that are conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures. Although most of our competitors depend on technology other than protein engineering for developing products, we believe that several university laboratories are currently conducting research into similar protein engineering technology. Our competitors may succeed in developing products based on our technology or other technologies that are more effective than the ones we are developing, or that would render our technology and products obsolete and non-competitive, which may harm our business.

We have not developed a process to manufacture our products on a commercially viable scale. We will lose potential revenues if we cannot manufacture products on a commercial scale.

To date, we have manufactured only limited amounts of our biomedical products for internal testing, initial human clinical testing and, in certain cases, evaluation and testing by corporate partners and other third parties. We will be required to upgrade our manufacturing facilities to obtain manufacturing approvals from the FDA for the development and commercialization of certain biomedical products.

We have not yet developed a process to manufacture our products on a commercial scale and may not be able to, or have another party on our behalf, develop a process at a cost or in quantities necessary to become commercially viable. We may need to evaluate alternative methods to produce commercial quantities of our products. We may not be able to successfully assess the ability of other production methods or establish contract-manufacturing arrangements to meet our commercial objectives.

Our business is subject to substantial regulation and may be harmed if we are unable to comply with the applicable laws.

Regulation by governmental authorities in the United States and other countries affects the success of products resulting from biotechnological research. Our current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of local, state, federal and foreign agencies, particularly those products and operations related to biomedical applications. A few examples of the laws that govern our products and operations are:

º	Occupational Safety and Health Act;

º	Food, Drug & Cosmetic Act, as amended;

º	FDA's Good Laboratory Practices; and

º	FDA Quality System Regulations.

Compliance with the applicable laws and regulations is a costly and time-consuming process. We believe we are currently in substantial compliance with the laws and regulations applicable to our current operations. Although we intend to use our best efforts to comply with all applicable laws and regulations in the future, we may not be able to fully comply with the laws and regulations and as such, our business operations would be seriously harmed.

Our business may be harmed if we are not able to retain key employees.

As of April 1, 2007, we had eighteen full-time employees, of whom five have employment contracts with us, and two of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who have been employed by us since the early stages of our business and understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the recruitment and retention of additional qualified management and scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

We may be sued for product liability and may not have sufficient protection under our insurance policies.

We may face product liability claims with respect to our technology or products either directly or through our strategic partners. We may also be exposed to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product. We believe that our prior sales of SmartPlastic(R), ProNectin (R) F and ProNectin(R) L products do not pose any material product liability risk. To our knowledge no product liability claims have ever been made against us. Before initiating human clinical testing of our technology, we procured product liability insurance that is limited to a coverage of $1,000,000 per occurrence and in the aggregate $5 million. If plaintiffs succeed in their claims against us, if any, and if the coverage under our insurance policies is insufficient, our business would be seriously harmed.

If we are unable to protect our proprietary technology, we may not be able to compete as effectively.

We have 26 United States patents, 14 foreign patents, and five additional United States patent applications are pending. We have not yet marketed, sold or developed our products outside the United States, except for limited amounts of ProNectin(R) F, ProNectin(R) L and SmartPlastic(R) cell culture products. The patent position of biotechnology companies, such as ours, is highly uncertain and involves complex legal, scientific and factual questions. For example:

º	patents issued to us may be challenged, invalidated or circumvented;

º
patents may not issue from any of our pending patent applications or, if issued, may not be sufficiently broad to protect our technology and products or provide us with any proprietary protection or competitive advantage;

º
our competitors may have filed patent applications or may have obtained patents and other proprietary rights relating to products or processes similar to and competitive with ours. The scope and validity of such patents may not be known or the extent to which we may be required to obtain licenses under these patents or other proprietary rights. If required, we may not be able to obtain any licenses on acceptable terms, if at all;

º	certain foreign intellectual property laws may not be as protective as those of the United States; or

º
we may enter into collaborative research and development arrangements with our strategic partners that may result in the development of new technologies or products, but may also get us involved in a dispute over the ownership of rights to any technology or products that may be so developed.

If we are unable to obtain patent protection, enforce our patent rights or maintain trade secrets and other protection for our products and technology, our business may be seriously harmed.

We also seek to protect our intellectual property in part by confidentiality agreements with our employees and consultants. These agreements may be breached or terminated. We may not have an adequate remedy for any breach, and our trade secrets may otherwise become known or independently discovered by competitors, which would harm our business.

Our common stock was delisted from the Nasdaq and will be difficult to sell.

Our common stock was delisted from the Nasdaq SmallCap Market on September 20, 1999, and now trades on the National Association of Securities Dealers' Electronic Bulletin Board. As a consequence of the delisting, it is more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, the delisting made our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising transactions.

Our common stock is also subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq SmallCap Market. For transactions covered by the penny stock rules, the broker-dealer must consider the suitability of the purchaser, receive the purchaser's written consent before the purchase, deliver a risk disclosure document before the purchase and disclose the commission payable for the purchase. Additionally, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The requirements of the penny stock rules restrict the ability to sell our common stock in the secondary market and the price at which our common stock can be sold. Since our common stock was delisted from the Nasdaq SmallCap Market, we have seen a decline in our average daily trading volume, and as a result, the trading price of our common stock has experienced wide fluctuations.

Item 7.	Financial Statements

Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
May 1, 2007

Protein Polymer Technologies, Inc.
Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$73,495	$1,211,748
Contract receivable	21,068	113,792
Current portion of rent receivable	39,527	88,477
Prepaid expenses and other current assets	49,940	32,440
Total current assets	184,030	1,446,457

Deposits	29,679	29,679
Notes receivable	-	242,884
Rent receivable, net of current portion and reserve of $128,273 at December 31, 2006 and 2005	-	26,050
Technology license agreement	-	1,106,435
Equipment and leasehold improvements, net	228,475	292,778
Investment, at cost	520,000	-
Total assets	$962,184	$3,144,283

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,098,820	$420,672
Accrued liabilities	422,730	381,139
Secured note payable - related party	3,461,516	-
Current maturities of notes payable	146,697	195,565
Total current liabilities	5,129,763	997,376

Notes payable, net of current maturities	372,374	323,506
Deferred rent	13,269	8,820
Total liabilities	5,515,406	1,329,702

Commitments and contingencies (Note 13)

Stockholders' (deficit) equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,645 and 66,045 shares issued and outstanding at December 31, 2006 and 2005, respectively - liquidation preference of $6,564,500 and $6,604,500 at December 31, 2006 and 2005, respectively.	6,019,917	6,059,917
Common stock, $0.01 par value; 120,000,000 shares authorized, 67,409,204 and 67,311,092 shares issued and outstanding at December 31, 2006 and 2005, respectively	674,092	673,114
Additional paid-in capital	55,760,511	54,122,011
Accumulated deficit	(67,007,742)	(59,040,461)
Total stockholders' (deficit) equity	(4,553,222)	1,814,581
Total liabilities and stockholders’ (deficit) equity	$962,184	$3,144,283

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Operations

	Years ended December 31,
	2006	2005
Revenues:
Contract revenue	$533,301	$861,188
Product and other income	71,551	6,245
Total revenues	604,852	867,433

Operating Expenses:
Cost of sales	1,640	–
Research and development	3,690,451	2,907,585
Selling, general and administrative	4,758,970	3,735,239
Total expenses	8,451,061	6,642,824
Loss from operations	(7,846,209)	(5,775,391)

Other income (expense):
Interest income	16,889	41,245
Interest expense	(221,472)	(88,072)
Gain on extinguishment of indemnification obligation	138,933	–
Gain on derivative liability	33,528	–
Total other expense	(32,122)	(46,827)

Net loss	(7,878,311)	(5,822,218)

Undeclared and imputed and/or paid dividends on preferred stock	366,589	759,222

Net loss applicable to common shareholders	$(8,244,920)	$(6,581,440)

Basic and diluted net loss per common share	$(0.12)	$(0.11)

Shares used in computing basic and diluted net loss per common share	67,370,405	58,735,519

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
Statements of Stockholders' Equity
For the years ended December 31, 2006 and 2005

							Total
					Additional		Stockholders'
	Common Stock		Preferred Stock		Paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance at December 31, 2004	39,651,123	$396,512	82,945	$7,749,917	$43,278,117	$(52,736,661)	$(1,312,115)
Conversion of Series G preferred stock into common stock	80,000	800	(400)	(40,000)	39,200	–	–
Conversion of Series I preferred stock into common stock	2,999,998	30,000	(16,500)	(1,650,000)	1,620,000	–	–
Exercise of Series G warrants at $.33 per share	855,303	8,553	–	–	273,697	–	282,250
Issuance of common stock and warrants in private placement, net of issuance costs	23,556,224	235,562	–	–	7,027,180	–	7,262,742
Discount on notes payable and warrants issued	–	–	–	–	39,335	–	39,335
Imputed dividend associated with repricing and issuance of warrants	–	–	–	–	481,582	(481,582)	–
Issuance of warrants and options in exchange for services	–	–	–	–	1,271,277	–	1,271,277
Issuance of common stock under stock purchase plan	14,742	147	–	–	4,980	–	5,127
Exercise of common stock options	154,018	1,540	–	–	86,643	–	88,183
Net loss	–	–	–	–	–	(5,822,218)	(5,822,218)
Balance at December 31, 2005	67,311,408	673,114	66,045	6,059,917	54,122,011	(59,040,461)	1,814,581
Conversion of Series G preferred stock into common stock	80,000	800	(400)	(40,000)	39,200	–	–
Share based compensation expense	–	–	–	–	1,507,350	–	1,507,350
Imputed dividend on extension of warrant	–	–	–	–	88,950	(88,950)	–
Issuance of common stock under stock purchase plan	17,796	178	–	–	3,000	–	3,178
Net loss	–	–	–	–	–	(7,878,331)	(7,878,331)
Balance at December 31, 2006	67,409,204	$674,092	65,645	$6,019,917	$55,760,511	$(67,007,742)	$(4,553,222)

Protein Polymer Technologies, Inc.
Statements of Cash Flows

	Years ended December 31,
	2006	2005
Operating activities
Net loss	$(7,878,331)	$(5,822,218)
Adjustments to reconcile net loss to net cash used for operating activities:
Warrants issued for services	–	1,245,295
Provision for impairment of note receivable	257,133
Provision impairment of license agreement	1,046,503	–
Stock options issued for services	–	25,982
Gain on extinguishment of indemnification obligation	(138,933)	–
Depreciation and amortization	161,145	48,733
Share-based compensation expense	1,507,350	–
Amortization of discounts on notes payable	–	56,493
Non-cash gain on stock received	(20,000)	–
Amortization of loan fees	69,608	–
Gain on derivative liability	(33,528)	–
Changes in operating assets and liabilities:
Contracts receivable	92,724	(113,792)
Rent receivable	75,000	50,000
Prepaid expenses and other current assets	(31,749)	(19,670)
Accounts payable	678,148	102,456
Accrued liabilities	144,446	33,084
Deposits payable	–	(33,000)
Deferred revenue	–	(102,784)
Deferred rent	4,449	8,820
Net cash used for operating activities	(4,066,035)	(4,520,601)

Investing activities
Purchase of equipment and improvements	(36,912)	(256,931)
Purchase of common stock of Spinewave, Inc. through exercise of warrants	(500,000)	–
Cash paid for license agreement	–	(384,505)
Issuance of notes receivable	–	(242,884)
Net cash used for investing activities	(536,912)	(884,320)

Financing activities
Net proceeds from exercise of options and warrants and sale of common stock	3,178	6,424,447
Proceeds from issuance of debt - related party	3,461,516	260,000
Payments on notes payable - related party	–	(150,000)
Net cash provided by financing activities	3,464,694	6,534,447

Net (decrease) increase in cash and cash equivalents	(1,138,253)	1,129,526
Cash and cash equivalents at beginning of the period	1,211,748	82,222
Cash and cash equivalents at end of the period	$73,495	$1,211,748

Supplemental disclosures of cash flow information
Interest paid	$5,253	$65,819
Non cash investing and financing activity
Imputed dividend on extension of warrants	$88,950	$481,582
Conversion of Series G preferred stock to common stock	$40,000	$40,000
Conversion of Series I preferred stock to common stock and warrants	$–	$1,650,000
Conversion of notes payable and accrued interest to common stock and warrants	$–	$1,213,855
Warrants issued for loan fees	$–	$608,371
Derivative liability recorded in connection with warrants	$69,608	$–
Assumption of liabilities and indemnification in connection with purchase of license agreement	$–	$721,930

See accompanying notes.

Protein Polymer Technologies, Inc.
Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization and business activities

Protein Polymer Technologies, Inc. (the “Company”) is a biotechnology company focused on the design, clinical development, and commercialization of genetically engineered protein polymers for a variety of biomedical and specialty materials applications. The Company was incorporated in Delaware on July 6, 1988.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2006, the Company incurred a net loss of $7,878,000 and had a working capital deficit of approximately $4,946,000 at December 31, 2006. Our cash and cash equivalents of approximately $73,000 in combination with anticipated additional contract and license payments, are insufficient to meet our anticipated capital requirements.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is currently in discussions with a potential financing source and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these potential sources of funds will be realized in the time frames needed for continuing operations or on terms favorable to the Company, if at all. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products, or obtain a secured private financing or possibly cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Cash and Cash Equivalents

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

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123R”), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Share-Based Payment (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to 2006, the Company accounted for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. Accordingly, the Company recorded deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeded the exercise price of each stock option on the measurement date (usually the date of grant). During 2005, the Company did not grant any stock options to employees or members of the Company’s Board of Directors with exercise prices below the market price on the measurement date.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123 , the Company’s net earnings and earnings per share would have been:

2005
Net loss as applicable to common shareholders	$(6,581,440)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(805,098)
Pro forma net loss	$(7,386,538)

Earnings per share:
Basic - as reported	$(0.11)
Basic - pro forma	$(0.13)

The fair value was estimated using the following assumptions; risk free interest rate of 4.47%; a factor of 125% for both the weighted-average and expected volatility factors expected market price of the Company’s common stock; expected option term 3.25 years and no expected dividends.

If the fair value method had been adopted, net loss for 2005 would have been increased by $805,000 more than reported and loss per share would have increased approximately $0.02 in 2005.

Fair Value Measurement

The carrying value of the Company’s cash, accounts receivable, accounts payable and short-term debt are measured at cost and approximate their respective fair values because of the short maturities of these instruments. Notes payable are recorded at cost which approximates their fair value.

Technology License Agreement

Costs related to technology license agreements are capitalized when incurred and are recorded net of accumulated amortization. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) pursuant to which the capitalized costs are amortized over the expected useful life of twenty years. SFAS No. 142 further requires that these assets be reviewed for impairment at least annually.

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and reevaluates such determinations at each balance-sheet date. Marketable equity securities not classified as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investments for which market prices are not available, are valued and reported at cost in periods subsequent to acquisition. No gains or losses are recognized until the securities are sold.

Warrant Derivative Liability

The Company accounts for warrants issued in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

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

Excluded from diluted loss per common share as of December 31, 2006 and 2005 were 19,730,678 and 11,460,600 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 29,633,076 and 29,316,576 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2006 and 2005 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

Revenue Concentration

During the year ended December 31, 2006, the Company had contract research agreements with two customers that accounted for 81% and 19% of the contract research revenues, respectively, earned by the Company and one customer that accounted for 100% of the product sales earned by the Company. During the year ended December 31, 2005, the Company had contract research agreements with two customers that accounted for 71% and 19% of the contract research revenues, respectively, earned by the Company and 1 customer that accounted for 100% of the product sales earned by the Company.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No.  155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No.  133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

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

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting for Changes and Error Corrections—a replacement of Accounting Principals Board (APB) Opinion No. 20 and SFAS Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

2.	Equipment and Leasehold Improvements

	December 31,
	2006	2005
Laboratory equipment	$1,378,000	$1,375,000
Office equipment	220,000	218,000
Leasehold improvements	360,000	329,000
	1,958,000	1,922,000
Less accumulated depreciation and amortization	(1,730,000)	(1,629,000)
	$228,000	$293,000

Depreciation expense was $101,000 and $49,000 for the years ended December 2006 and 2005, respectively.

3.	Rent Receivable

The Company subleases 6,183 square feet of its office and research facilities under a month to month arrangement for $13,000 per month plus utilities. From December 2002 until July 2004, the sub-lessee was unable to make monthly rental payments due to a lack of funding. In August 2004 the sub-lessee resumed making rental payments and as of September 2004 an additional $5,000 per month is being paid as credit against previous rental obligations. Obligations under the sublease are secured by certain listed property and equipment of the sub-lessee. At December 31, 2006 and 2005 the current portion of rent receivable was $40,000 and $88,000 respectively and the long term portion was $-0- and $26,000, net of the allowance for collectibility of $128,000 and $128,000, respectively.

4.	Technology License Agreement

In December 2005, the Company entered into a License Agreement with Surgica Corporation (“Surgica”), a medical device company that develops, manufactures and markets embolization products. Embolization is a minimally invasive procedure, generally performed by interventional radiologists, used to treat uterine fibroids, liver cancer and neurovascular malformations. Pursuant to the License Agreement, the Company acquired exclusive marketing and distribution rights to Surgica’s three embolization products, one issued patent, and technical and market know-how.

The Company capitalized a total of $1,106,000 in connection with this agreement based on cash consideration paid in the amount of $385,000, the assumption of certain liabilities of Surgica totaling $521,000 and indemnification of contingent liabilities up to a maximum of $200,000. Under the terms of the License Agreement, the agreement will continue, unless terminated earlier in accordance with its terms, for twenty (20) years. The total capitalized amount is being amortized on a straight line basis over the initial twenty (20) year term of the License Agreement, with amortization commencing on January 1, 2006. During the year ended December 31, 2006 the Company recorded amortization expense of $60,000 related to this agreement.

In March 2007, the Company determined to discontinue its efforts to further develop and commercialize the Surgica products and the Company received notification from Surgica that Surgica was terminating the License Agreement due to alleged breaches of the agreement by the Company. Accordingly, the Company recorded an impairment charge of $1,046,503 at December 31, 2006 to reduce the carrying value of the License Agreement to $0. See Note 13.

5.	Notes Receivable

In connection with the Surgica agreements, the Company advanced Surgica a total of $238,000 for on-going operations in return for Promissory Notes. The Promissory Notes are due and payable on January 5, 2008. Interest on the unpaid balance of the Promissory Notes accrues at the rate of 6.00% per annum, payable annually on the 5th day of January, from the date of issuance through the date that the principal of the Promissory Note is paid in full. As of December 31, 2006 and 2005, accrued interest receivable pursuant to the Promissory Notes was $19,373 and $5,000, respectively.

Based on the Company's determination to discontinue Surgica product development efforts and Surgica's termination of the License Agreement, discussed above, and the resulting uncertainty related to the collectibility of the Promissory Notes and the related accrued interest receivable, the Company recorded a bad debt expense and a related allowance in the amount of $257,133 in order to reduce the carrying value of the Promissory Notes to $0 at December 31, 2006.

6.	Contracts Receivable

Under an existing Supply and Services agreement with Spine Wave Corporation, the Company provides various research and development services for Spine Wave including the production of product used in Spine Wave’s clinical trials. These services are billed upon the completion of various agreed upon work products. On December 31, 2005, the Company had an outstanding Spine Wave invoice in the amount of $114,000. This invoice was paid in January 2006. During the 2006 fiscal year Spine Waves transferred production services to a third party and the Company ceased performing these services.

7.	Investment, at cost

As a component of our license and services and supply agreements with Spine Wave, Inc. we received certain equity incentives. During 2006 we exercised an option to purchase 1 million shares of Spine Wave common stock at $0.50 per share. These shares are included in our assets at cost of $500,000 at December 31, 2006.

During the fourth quarter of 2006 we received 400,000 shares of Spine Wave, Inc.’s common stock pursuant to the agreements. Acquisition of these shares required no funds, but we recorded the shares at their stated repurchase price of $20,000, which was recognized as a non-monetary gain. All of the Spine Waves shares owned by the Company serve as collateral for a currently outstanding loan. See Note 9 below.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
Payroll and employee benefits	$94,000	$146,000
Accounting and professional fees	25,000	-
Accrued interest	147,000	-
Property tax	21,000	31,000
Insurance premium financing	39,000
Indemnification obligation	61,000	200,000
Warrant derivative liability	36,000	-
Other	-	4,000
	$423,000	$381,000

9.	Secured Notes Payable, Related Party

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

On April 13, 2006, an accredited investor loaned $1,000,000 (the “Loan”) to the Company ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “Note”) issued by the Company to the investor in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 7, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8% payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company; (ii) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company which has since been exercised; and (iii) all U.S. patents owned by the Company. The Note and the Security Agreement are both dated April 13, 2006. As consideration for the Loan the Company granted a warrant to the investor to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The investor’s counsel acts as the escrow agent and now serves as our outside general counsel.

The Note has been amended five times so that Principal is now $4.8 Million and the Maturity Date is now August 10, 2007. At December 31, 2006, the outstanding indebtedness subject to the Note and Security Agreement was $3,461,516 and accrued interest payable was $112,000.

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

10.	Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of December 31, 2006 the current and long term note balances were $147,000 and $372,000, respectively. Future long-term maturities on the assumed notes are as follows:

Year Ending December 31,	Notes Payable Maturities
2007	$147,000
2008	272,000
2009	100,000
Total maturities	$519,000

Based on the termination of the Surgica License Agreement in March 2007 the Company believes that it will be relieved of its liability for the assumed notes payable. However, until a final settlement agreement is reached between the Company and Surgica with respect to the disposition of the notes, the Company will continue to carry the notes on its balance sheet.

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

Each share of Series I Stock received two common stock warrants. One warrant was exercisable at any time for approximately 27 shares of common stock at an exercise price of $0.88 per share, and expired 18 months after the close of the offering; the other warrant was exercisable at any time for approximately 18 shares of common stock at an exercise price of $1.65 per share, and expires 48 months after the close of the offering. In connection with the issuance of the Series I Stock, additional warrants to purchase 819,543 shares of common stock at an exercise price of $0.65 per share, expired 18 months after the close of the offering were issued, as well as warrants to purchase 204,998 shares of common stock at an exercise price of $0.58 per share, warrants to purchase 27,340 shares of common stock at an exercise price of $0.68 per share, warrants to purchase 30,748 shares of common stock at an exercise price of $0.92 per share and warrants to purchase 20,500 shares of common stock at an exercise price of $1.73 per share, each expiring 5 years after the close of the offering. During 2005, 16,500 shares of Series I Stock with a carrying value of $1,650,000 were converted into 2,999,998 shares of common stock. At December 31, 2006, there were 14,000 shares of Series I Stock outstanding.

We engaged no underwriters in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933(the “Securities Act”), and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

On July 24, 2001, the Company had a private placement of 12,182 shares of Series H Convertible Preferred Stock (“Series H Stock”) and warrants to purchase an aggregate of 304,550 shares of common stock with a small group of institutional and accredited investors in exchange for cash and convertible notes totaling $1.2 million.

Each share of Series H Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. We engaged no underwriters in connection with such issuance and, accordingly, no underwriting discounts were paid. The offering was exempt from registration under Section 4(2) of the Securities Act, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act.

Each share of Series H Stock also received two common stock warrants. One warrant was exercisable at any time for 15 shares of common stock at an exercise price of $1.50 per share, and expired approximately 12 months after the close of the offering; the other warrant was exercisable at any time for 10 shares of common stock at an exercise price of $2.00 per share, and expired approximately 24 months after the close of the offering. At December 31, 2006, there were 12,181 shares of Series H Stock outstanding.

On August 16, 1999, the Company received $1,775,000 for 17,750 shares of Series G Convertible Preferred Stock (“Series G Stock”) from several institutional and accredited individual investors. On September 15, 1999, the Company received an additional $325,000 for 3,250 shares of Series G Stock, for a total of $2,100,000. Each share of Series G Stock was priced at $100 per share. Each share can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain anti-dilution adjustments. Each share of Series G Stock also receives a common stock warrant, exercisable for 12 months, that allows the holder to acquire 200 shares of PPTI common stock at a price of $0.50 per share. During both 2005 and 2006, 400 shares of Series G stock with a carrying value of $40,000 were converted into 80,000 shares of common stock. At December 31, 2006, there were 11,700 shares of Series G Stock outstanding.

In connection with the above private placement, the Company issued 26,420 shares of its Series F Convertible Preferred Stock (“Series F Stock”) in exchange for the same number of shares of outstanding Series D Convertible Preferred Stock (“Series D Stock”).

Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company’s Board of Directors, in the form of cash, common stock or any combination thereof. As of December 31, 2006, the accumulated dividends were approximately $2,627,000. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at the Company’s option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D and F Stock have a liquidation preference of $100 per share plus accumulated dividends. At December 31, 2006, there were 1,344 and 26,420 shares of Series D and Series F Stock outstanding, respectively.

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

On April 22, 2005 the Company agreed to issue a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock to William N. Plamondon, III, a director of the Company who earlier in the month was appointed to serve as the Company’s Chief Executive Officer. Mr. Plamondon now also serves as the Company’s Chief Financial Officer. The warrant was immediately exercisable at an exercise price of $0.67 per share (closing market price of date of grant), and expires three years from the date of grant. In connection with the issuance of the warrant, the Company recorded a non-cash expense of $1,245,000 during the quarter ended June 30, 2005 based on a Black-Scholes model valuation, and a corresponding increase to additional paid in capital.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan (“Plan”). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee’s entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company who are members of the Compensation Committee. The Company’s Board of Directors may modify the Plan at any time. During 2005, a total of 14,742 shares were purchased under the Plan at prices ranging from $0.20 to $0.55. During 2006 a total of 17,796 shares were purchased under the Plan at an average price of $0.18. There are no additional shares available for purchase under the Plan.

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (“1996 Plan”), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and is exercisable six months after the grant date. The Company’s Compensation Committee administers the 1996 Plan. At December 31, 2006, 1,829,950 options to purchase common stock have been granted under the 1996 Plan with 1,829,950 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2006, options to purchase 7,823,082 shares of common stock had been granted under the 2002 Plan with 7,550,733 options exercisable.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2006, 815,000 options to purchase common stock had been granted under the 1992 Plan with 747,823 options exercisable.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2006, 302,500 options to purchase common stock have been granted under the 1989 Plan with 302,500 options exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2006, 1,684,050 options to purchase common stock have been granted and all are exercisable.

The compensation cost that was charged to expense for these plans was $1,507,000 and $-0- for the years ended December 31, 2006 and 2005, respectively.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock. The Company has never had any options exercised since inception of the plan. No terminations are estimated in the model due to lack of historical data. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected volatility	90%
Weighted-average volatility	90%
Expected dividends	$0.00
Expected term (in years)	3.6
Risk-free interest rate	5.1%

During 2006, the company granted certain of its employees and directors options to purchase 330,000 shares of the Company’s common stock. The options are exercisable for 10 years from the date of grant and have exercise prices ranging from $0.20 to $0.25 per share, which equaled the fair market value on the date of grant. The options vest ratably from the date of grant for the remaining 36 months.

Stock option activity for the year ended December 31, 2006 and 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	11,888,500	$0.72		$	---
Issued	1,003,600	0.58			---
Cancelled	(100,000)	(0.63)			---
Exercised	(154,018)	0.57			---
Outstanding at December 31, 2005	12,638,082	0.72	7.9		---
Issued	330,000	0.20			---
Cancelled	(513,500)	(1.83)			---
Exercised	---	---			---
Outstanding at December 31, 2006	12,454,582	$0.66	6.5		---
Exercisable at December 31, 2006	12,115,056	$0.66	6.4	$	---

Warrants Activity for the Period and Summary of Outstanding Warrants

During the year ended December 31, 2005 the board of directors approved the issuance of warrants to purchase an aggregate of 15,582,499 of the Company’s common stock. Such warrants are exercisable at prices ranging from $0.37 to $0.67 per share and expire at various times through April 2009.

During 2006 a warrant, which expires on April 2009, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share was issued in conjunction with the secured note payable in April 2006. (See Note 9.)

In January 2005, certain holders of warrants issued in conjunction with the sale of Series G convertible preferred stock exercised their warrants to purchase common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. As an incentive to exercise the warrant early the Company offered to reduce the exercise price of the warrants to $0.33 per share and offered each holder the issuance of a new warrant, for a similar number of shares, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were to expire on the last day of January 2006. Prior to the expiration date, the Board of Directors extended the expiration date to January 31, 2007. In connection with the repricing in January 2005, and issuance of additional warrants to the investors, the Company recorded an imputed dividend in the amount of $482,000 in 2005 to reflect the additional benefit created for these investors.

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

In January 2004, certain holders of warrants issued in conjunction with the sale of the Company’s Series G convertible preferred stock exercised their warrants to purchase 855,303 shares of the Company’s common stock. These warrants were due to expire on January 31, 2005. The exercise price of such warrants was $0.55 per share. In order to induce the warrant holders to exercise their warrants  prior to the expiration date, the Company offered to reduce the exercise price of the warrants from $0.55 to $0.33 per share and offered each warrant holder a new warrant, for the same number of shares of the Company’s common stock, at an exercise price of $0.50 per share. As a result, the Company raised $282,000. The newly issued warrants were set to expire January 31, 2006. In connection with the repricing and issuance of additional warrants to the investors, the Company recorded an imputed dividend of $482,000 during the first quarter of 2005 to reflect the additional benefit created for such investors. The newly issued warrants’ expiration date was extended from January 31, 2006 to January 31, 2007. The Company recorded an imputed dividend of $89,000 in the quarter ending March 31, 2006 to reflect the additional benefit created for the investors.

During the year ended December 31, 2005 certain warrant holders exercised warrants to purchase 905,000 of the Company’s common stock for an aggregate of $282,000.  No warrants were exercised during 2006.

A summary of warrant activity for 2006 and 2005 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2004	2,080,995	$0.78
Granted	15,582,499	$0.52
Exercised	(905,000)	$0.33
Expired	(80,000)	$0.33
Outstanding, December 31, 2005	16,678,494	$0.56
Granted	500,000	$0.25
Exercised	--	$--
Expired	--	$--
Outstanding, December 31, 2006	17,178,494	$0.55

At December 31, 2006, the weighted-average remaining contractual life of the warrants was approximately 25 months.

12.	Stockholder Protection Agreement

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

13.	Commitments and Contingencies

Lease Agreement

The Company leases its office and research facilities totaling 27,000 square feet under an operating lease, which expires on April 30, 2008. The facilities lease is subject to an annual escalation based upon the Consumer Price Index in 2004 and an adjustment of one hundred two percent (102%) of the previous year’s rent annually from 2005 through 2008. The lease provides for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement

Annual future minimum operating lease payments are as follows:

Year Ending December 31,	Operating Leases
2007	$680,000
2008	228,000
Total minimum operating lease payments	$908,000

The Company sub-leases 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. Rent expense, net of sub-lease income, was approximately $446,000 and $536,000 for the years ended December 31, 2006 and 2005, respectively. Rental income was approximately $157,000 and $157,000 for the years ended December 31, 2006 and 2005, respectively.

Indemnification Against Claims related to License Agreement

In connection with the Technology License Agreement entered into with Surgica Corporation (See Note 4), the Company agreed to indemnify Surgica for up to $200,000 in connection with claims by the Sapphire Group LLC (“Sapphire”) for fees owed pursuant to an Engagement Letter entered into between Surgica and the Sapphire, as a result of agreements entered into between Surgica and the Company. A former Director of the Company is a principal of the Sapphire.

On December 21, 2006, we satisfied Surgica’s obligation with Sapphire in exchange for 400,000 shares of the Company’s common stock. We estimated the value of these shares at approximately $61,000 and recognized a gain on the extinguishment of the indemnification agreement of $139,000 during the fourth quarter of 2006.

Agreements with Surgica Corporation

Technology License Agreement

As discussed in Note 4, the Company entered into a technology license agreement with Surgica (“Technology License Agreement”) pursuant to which the Company obtained exclusive marketing and distribution rights to Surgica’s products.

Asset Purchase Option Agreement

On December 19, 2005 the Company closed an Asset Purchase Option Agreement (“Option Agreement”) that had been entered into with Surgica on November 23, 2005. Under the terms of the Option Agreement, the Company had the right to acquire substantially all of the assets of Surgica for 2,000,000 shares of the Company’s common stock, and additional shares of the Company’s stock (“ Earn-out Shares”), based on the future sales performance of Surgica’s products during the first quarter of 2007. The number of Earn-out Shares, if any, was to be determined in part on the price per share of the Company’s common stock based on the 90 day prior average price as of April 1, 2007. The Option Agreement was exercisable, at our sole discretion, for a term of up to two years. The Option Agreement Closing was subject to a number of conditions, including approval of the Option Agreement by a majority of the holders Surgica’s common stock and preferred stock voting as a single class, with the preferred voting on an “as converted” basis. In March 2007 the Option Agreement was terminated in connection with the terminiation of the Surgica License Agreement. See Note 4.

Supply and Services Agreement

On December 19, 2005 the Company entered into a Supply and Services Agreement (“Supply Agreement”) with Surgica. Under the terms of the Supply Agreement, Surgica was obligated to provide product development and manufacturing services to the Company, and the Company was obligated to fund monthly operating costs of Surgica up to amounts specified in Supply Agreement, purchase product for sale and for clinical use at prices specified in the Supply Agreement. Pursuant to the terms of the Supply Agreement, the Company was obligated to fund annual operating costs of Surgica of up to approximately $800,000 during 2006. Thereafter, the Company’s obligation to fund Surgica’s operating costs was subject to a future determination to be made based on mutually agreed upon operating budgets. In March, 2007 the Supply and Services Agreement was terminated in connection with the termination of the Surgica License Agreement. See Note 4.

In March 2007, the Company received notification from Surgica’s legal counsel alleging that the Company had breached the Technology License Agreement and the Supply Agreement, and based thereon, Surgica was terminating these agreements. In connection with its allegations, Surgica demanded that the Company reassign the 510K Clearances, as defined in the Technology License Agreement, back to Surgica. The Company does not believe it has breached these agreements, nor that they are obligated to reassign the 510K Clearances back to Surgica.

As discussed in Notes 4 and 5, the Company recorded impairment charges at December 31, 2006 related to the capitalized costs of the Technology License Agreement and notes receivable entered into in connection with the Surgica Agreements of $1,046,503 and $257,133, respectively, in order to reduce the carrying value of these assets to $0. Additional costs may be incurred by the Company in connection with the resolution this matter with Surgica, and there is a possibility that litigation between the two companies may occur. In the event that litigation in this matter does transpire, the Company intends to vigorously defend it position and to seek the recovery of costs and other amounts expended pursuant to the Surgica Agreements.

Other Collaborative Development and License Agreements

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

In March 2002, the Company executed additional agreements with Spine Wave, Inc. that expanded its contractual research and development relationship, and that offered the Company additional equity incentives in the form of Spine Wave common stock and warrants. Under the amended supply and services agreement, the Company, on behalf of Spine Wave, is proceeding with pre-clinical safety and performance studies of a product for spinal disc repair to support Spine Wave’s filing of an investigational device exemption with the FDA to obtain approval to initiate human clinical testing. During the subsequent period leading to regulatory marketing approval, the Company’s contractual responsibilities include the supply of product to be used in clinical testing and preparation for commercial manufacturing operations. As noted above, the Company is no longer providing production services. Research and development services performed for Spine Wave are reimbursed including both direct costs and associated overhead costs. Spine Wave is responsible for clinical testing, regulatory approvals, and commercialization. For the years ended December 31, 2006 and 2005 the Company received $433,000 and $611,000, respectively, in contract revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing the collaborative activities.

 Additional equity incentives offered in conjunction with the expanded supply and services agreement of March 17, 2002 consist of a four year warrant , which has been exercised, to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share, and 400,000 shares of common stock value which has been valued at $20,000 which have been issued. The performance goals consisted of: (i) completion of certain studies for filing an investigational device exemption application (100,000 shares); (ii) completion of additional studies for filing of the investigational device exemption and provision of inventory for the pilot clinical study (150,000 shares); and (iii) completion of certain manufacturing arrangements, and production of certain quantities of product (150,000 shares).

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

Genencor International, Inc. In December 2000, the Company signed a broad-based, worldwide, exclusive license agreement with Genencor International, Inc. (“Genencor”) enabling Genencor to potentially develop a variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development of products in the field of non-medical personal care. In March 2005, the license was amended to fully incorporate the field of personal care products into the license. As a result of the agreements, Genencor may use our patented protein polymer design and production technology, in combination with Genencor's extensive gene expression, protein design, and large-scale manufacturing technology, to design and develop new products with improved performance properties for defined industrial fields and the field of non-medical personal care products.

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

In connection with the license agreement, Genencor was issued two warrants, each convertible by formula into 500,000 shares of our common stock. Both warrants have subsequently expired.

As a result of the collaboration, in 2000 we recognized an aggregate of $750,000 in license fee revenue (less the issuance of warrants to purchase 1 million shares of our common stock valued at $319,000) through December 31, 2006, of which $100,000 was recognized as revenue during 2006. The agreement terminates on the date of expiration of the last remaining patent.

On October 9, 2006, our license agreement with Genencor was amended. The amendment essentially provided for (i) the immediate funding of $100,000 payment under the existing agreement, (ii) modification of the royalty percentage from a variable rate concept to a single rate of 2% of Genecor's net revenues earned from the product sales subject to the license, (iii) a $100,000 payment in January, 2007 and (iv) modification of the milestone payments earned under the agreement. As amended ,we are entitled to a milestone payment of $250,000 when a product attains aggregate sales of $5.0 million. We are entitled to a single milestone payment for each product.

14.	Income Taxes

At December 31, 2006, the Company had net operating loss carry-forwards of approximately $48,904,000 for federal income tax purposes, which may be applied against future income, if any, and began expiring in 2007. In addition, the Company had California net operating loss carry-forwards of approximately $18,179,000, which will begin expiring in 2007. The difference between the tax loss carry-forwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes, certain limitation in the utilization of California loss carry-forwards, and the expiration of certain California tax loss carry-forwards.

The Company also has federal and California research and development tax credit carry-forwards of approximately $2,004,000 and $1,156,000, respectively, which will begin expiring in 2007 unless previously utilized. The Company also has California Manufacturers’ Investment Credit carry-forward of approximately $62,000.

Some of the carry-forward benefits may be subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent carry-forward benefits from being realized.

The expected income tax benefit, computed based on the Company’s pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2006	2005
Expected federal income tax benefit	$(2,690,000)	$(1,980,000)
Expected state income tax benefit, net of federal benefit	(462,000)	(340,000)
Increase in valuation allowance	2,114,000	1,392,000
Expiration of net operating losses & credits	699,000	1,124,000
Stock options	491,000	-
Business credits	(204,000)	(176,000)
Other	52,000	(20,000)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets as of December 31, 2006 are shown below. A valuation allowance of $22,440,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$17,688,000	$16,807,000
Federal & state tax credits	2,807,000	2,992,000
Allowances	145,800	-
Stock based compensation/warrants	615,400	-
Amortization/impairment of license	360,000	-
Basis difference fixed assets	783,000	-
Other, net	40,800	527,000
Total deferred tax assets	22,440,000	20,326,000
Valuation allowance for deferred tax assets	(22,440,000)	(20,326,000)
Net deferred tax assets	$-	$-

During the year ended December 31, 2006, the valuation allowance increased by approximately $2,114,000.

15.	Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. As of December 31, 2006, and 2005 the Company had not made a contribution to the 401(k) Savings Plan.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls And Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and the principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and taking into consideration the material weaknesses identified in the letter from the Company’s auditor as discussed below, the Chief Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

We received a letter dated March 24, 2006 from Peterson & Co., LLP, our prior auditors, addressed to the Chairman of the Audit Committee of our Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal control and our operations that Peterson considered to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were:

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

Our management and our Audit Committee discussed this letter among them and discussed it with Peterson, and agreed to let Peterson discuss it fully with Squar Milner Peterson.

We have effected certain changes to improve our controls over all cash disbursements, including:

1.	Weekly forecasting of cash receipts and disbursements reviewed and approved by a senior officer;

2.	Approval by senior officers of all disbursements; and

3.	Approval by senior officers of all purchase orders and invoices.
.
We have retained the services, on a third party basis, of a person experienced in financial supervision matters with sufficient experience to:

1.	Oversee the daily accounting function, including cash receipts and disbursements, billing, payroll and month end bookkeeping processes;

2.	Identify and resolve non-routine or complex accounting matters;

3.	Control period end financial closing and reporting processes; and

4.	Identify, assess and apply accounting principles.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements, as necessary and as funds allow.

We notified the members of our Audit Committee of the facts set forth in this report, including the appointment of Squar Milner Peterson as the successor to Peterson as our independent registered auditor and no member has disapproved of this appointment.

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

PART III

Items 9, 10, 11, 12 and 14 are incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company with the Commission.

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

10.14 (10)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock.
10.15 (10)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent.
10.16 (11)**	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.
10.17 (11)**	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.18 (11)**	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.

10.19 (11)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.
10.20 (12)**	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.
10.21 (12)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.
10.22 (13)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.
10.23 (15)**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave Inc.
10.24 (15)**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.25 (15)**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.26 (15)**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.27 (16)**	Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.
10.28 (16)**	Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.
10.29 (14)	Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company.
10.30 (17)	First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.
10.31 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.
10.32 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.
10.33 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Cappello.
10.34 (17)	Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.
10.35 (18)	2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.
10.36 (19)**	Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.
10.37 (20)	Securities Purchase Agreement, dated as of March 31, 2005, by and among the Company and certain investors.
10.38 (20)	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with Securities Purchase Agreement dated as of March 31, 2005.
10.39 (21)	Form of Warrant to Purchase Shares of Common Stock of the Company issued to William N. Plamondon, III.
10.44 (22)	Irrevocable Proxy, dated as of November 23, 2005, executed by Louis R. Matson in favor of the Company.
10.40 **	Asset Purchase Option Agreement, dated as of November 23, 2005, by and between the Company and Surgica Corporation.
10.41 **	License Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.

10.42 **	Supply and Services Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.43 **	Voting Agreement, dated as of November 23, 2005, between the Company and Louis R. Matson.
14.1 (23)	Code of Conduct.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Finacial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1992, SEC File No. 000-19724, as filed with the Commission on March 31, 1993.

(3)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.

(4)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, SEC File No. 000-19724, as filed with the Commission on March 27, 1997.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on August 27, 1997.

(6)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, SEC File No. 000-19724, as filed with the Commission on April 15, 1998.

(7)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended March 31, 1998, SEC File No. 000-19724, as filed with the Commission on May 15, 1998.

(8)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the Quarter ended June 30, 1998, SEC File No. 000-19724, as filed with the Commission on August 14, 1998.

(9)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

(10)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1999, SEC File No. 000-19724, as filed with the Commission on November 12, 1999.

(11)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, SEC File No. 000-19724, as filed with the Commission on March 24, 2000.

(12)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, SEC File No. 000-19724, as filed with the Commission on February 22, 2001.

(13)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, SEC File No. 000-19724, as filed with the Commission on November 14, 2001.

(14)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on November 13, 2002.

(15)	Incorporated by reference to Registrant’s Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(16)	Incorporated by reference to Registrant’s Report on Form 10-QSB/A for the period ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(17)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2002, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(18)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the period ended March 31, 2003, SEC File No. 000-19724, as filed with the Commission on May 14, 2003.

(19)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2003, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on April 7, 2005.

(21)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, SEC File No. 000-19724, as filed with the Commission on August 17, 2005.

(22)	Incorporated by reference to Registrant's Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on December 22, 2005.

(23)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004, SEC File No. 000-19724, as filed with the Commission on March 31, 2005.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

Peterson & Co., LLP was appointed to audit the financial statements of Protein Polymer Technologies, Inc. for the year ending December 31, 2005 and to report the results of their audit to the Audit Committee of the Board of Directors.  On November 29, 2006 we filed a Form 8-K indicating that on November 22, 2006 we were informed by Peterson & Co., LLP (“Peterson”) that Peterson has consummated a merger with Squar, Milner, Miranda & Williamson, LLP (“Squar Milner”) who is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner Peterson”).

During the years ended December 31, 2006 and 2005, Squar, Milner, Peterson, Miranda & Williamson, LLP provided various audit and non-audit services to us as follows:

a.    Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements during the years ended December 31, 2006 and 2005 for and for review of our financial statements included in our quarterly reports on Form 10-QSB for those years were approximately $105,626 and $82,474, respectively.

b.    Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the fiscal years ended December 31, 2006 and December 31, 2005.

c.    Tax Fees. Aggregate fees billed for tax services were approximately $3,465 and $3,360 in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. These fees were primarily for compliance fees for the preparation of tax returns, assistance with tax planning strategies and tax advice.

d.    All Other Fees: Aggregate fees billed for services other than those described above were approximately $-0- and $20,012 in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. These fees were primarily for review of registration statements and issuance of consents.

The Audit Committee approved in advance or ratified each of the major professional services provided by Squar, Milner, Peterson, Miranda & Williamson, LLP. The Audit Committee has considered the nature and amount of the fees billed by Peterson & Company, LLP and believes that the provision of the services for activities Squar, Milner, Peterson, Miranda & Williamson, LLP unrelated to the audit is compatible with maintaining the independence of Squar, Milner, Peterson, Miranda & Williamson, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

May 4, 2007	By:	/S/ WILLIAM N. PLAMONDON, III
William N. Plamondon, III
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ WILLIAM N. PLAMONDON, III William N. Plamondon, III	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	May 4, 2007

/S/ ALLAN FARBER Allan Farber	Director	May 4, 2007

/S/ KERRY L. KUHN Kerry L. Kuhn, M.D.	Director	May 4, 2007

/S/ RICHARD ADELSON Richard Adelson	Director	May 4, 2007

/S/ JAMES B. MCCARTHY James B. McCarthy	Director	May 4, 2007

EXHIBIT INDEX

10.1A	Amendment No.5 to Secured Promisory Note issued to Matthew J. Szulik dated, April 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.