Form 10QSB
period 2007-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-05-15
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2007, 67,809,204 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-QSB

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets
March 31, 2007 and December 31, 2006	3

Statements of Operations
For three months ended March 31, 2007 and 2006	4

Statements of Cash Flows
For the three months ended March 31, 2007 and 2006.	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$87,812	$73,495
Contract receivable	20,818	21,068
Current portion of rent receivable	24,527	39,527
Prepaid expenses and other current assets	76,378	49,940
Total current assets	209,535	184,030

Deposits	30,479	29,679
Equipment and leasehold improvements, net	203,171	228,475
Investment, at cost	520,000	520,000
Total assets	$963,185	$962,184

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$778,159	1,098,820
Accrued liabilities	461,718	422,730
Secured note payable - related party	4,683,416	3,461,516
Current maturities of notes payable	161,697	146,697
Total current liabilities	6,084,990	5,129,763

Notes payable, net of current maturities	357,374	372,374
Deferred rent	13,269	13,269
Total liabilities	6,455,633	5,515,406

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively - liquidation preference of $6,564,500 at March 31, 2006 and December 31, 2005, respectively	6,019,917	6,019,917

Common stock, $0.01 par value; 120,000,000 shares authorized; 67,809,204 and 67,409,204 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	678,092	674,092
Additional paid-in capital	55,906,894	55,760,511
Accumulated deficit	(68,097,351)	(67,007,742)
Total stockholders' deficit	(5,492,448)	(4,553,222)
Total liabilities and stockholders' deficit	$963,185	$962,184

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Contract and licensing revenue	$136,088	$220,919
Product and other income	—	18,558
Total revenues	136,088	239,477

Operating expenses:
Cost of sales	—	803
Research and development	718,769	1,036,440
Selling, general and administrative	414,719	1,887,311
Total expenses	1,133,488	2,924,554

Net loss from operations	(997,400)	(2,685,077)

Other income (expense):
Interest income	—	2,524
Interest expense	(94,292)	(10,900)
Gain on derivative liability	10,408	—
Total other income (expense)	(83,884)	(8,376)

Net loss	(1,081,284)	(2,693,453)

Undeclared, imputed and/or paid dividends on preferred stock	76,784	157,409

Net loss applicable to common shareholders	$(1,158,068)	$(2,850,862)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Shares used in computing basic and diluted net loss per common share	67,520,315	67,311,606

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities
Net loss	$(1,081,284)	$(2,693,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,304	40,344
Share based compensation expense	80,991	1,038,395
Gain on warrant derivative liability	10,408	–
Changes in operating assets and liabilities:
Deposits	(800)	(800)
Prepaid expenses	(26,438)	2,053
Rent receivable	15,000	35,000
Contracts receivable	250	(107,127)
Accounts payable	(320,661)	561,108
Accrued expenses	89,647	(5,807)
Deferred rent	–	3,307
Net cash used in operating activities	(1,207,583)	(1,126,980)

Investing activities
Purchase of equipment and improvements	–	(35,641)
Issuance of notes receivable	–	(3,518)
Net cash used in investing activities	–	(39,159)

Financing activities
Net proceeds from exercise of options and warrants
and sale of common stock	–	3,177
Proceeds from issuance of debt - related party	1,221,900	–
Net cash provided by financing activities	1,221,900	3,177

Net increase (decrease) in cash and cash equivalents	14,317	(1,162,962)
Cash and cash equivalents at beginning of the period	73,495	1,211,748
Cash and cash equivalents at end of the period	$87,812	$48,786

Supplemental disclosures of cash flow information
Interest paid	$2,398	$2,090

Non cash investing and financing activity
Imputed dividend on extension of warrants	$8,325	$88,950
Issuance of common stock in settlement of indemnification obligation	$61,067	$–

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
Notes to Unaudited Financial Statements

1.	Basis of Presentation

Interim Financial Statements

The financial statements of Protein Polymer Technologies, Inc. (the "Company") for the three months ended March 31, 2007 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2006 was derived from the Company's audited financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007, the Company incurred a net loss of approximately $1,081,000 and had a working capital deficit of approximately $5,875,000 at March 31, 2007. Our cash and cash equivalents of approximately $88,000 in combination with anticipated additional contract and license payments are insufficient to meet our anticipated capital requirements.

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

Excluded from diluted loss per common share as of March 31, 2007 and 2006 were 26,341,157 and 19,810,678 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 29,098,074 and 28,968,076 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2006 and 2005 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No.  155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No.  133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The adoption of SFAS No. 155 beginning January 1, 2007 did not have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 was effective for the Company beginning January 1, 2007. The adoption of this standard did not have any impact on the Company's financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard, effective January 1, 2007, did not have any impact on the Company's financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

2.	Technology License Agreement

In March 2007, the Company determined to discontinue its efforts to further develop and commercialize products licensed from Surgica Corporation (‘Surgica”) and the Company received notification from Surgica that Surgica was terminating the License Agreement due to alleged breaches of the agreement by the Company. Accordingly, the Company recorded an impairment charge of $1,046,503 at December 31, 2006 to reduce the carrying value of the License Agreement to $0.

3.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2006
Payroll and employee benefits	$99,000	$94,000
Accounting and professional fees	25,000	25,000
Accrued interest	238,000	147,000
Property tax	26,000	21,000
Insurance premium financing	48,000	39,000
Indemnification obligation	-	61,000
Warrant derivative liability	26,000	36,000
	$462,000	$423,000

4.	Secured Notes Payable, Related Party

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

The Note has been amended five times so that Principal is now $4.8 Million and the Maturity Date is now August 10, 2007. The outstanding indebtedness subject to the Note and Security Agreement was $4,683,000 and accrued interest payable was $196,000 at March 31, 2007.

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

5.	Notes Payable

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of March 31, 2007 the current and long term note balances were $162,000 and $357,000, respectively.

Based on the termination of the Surgica License Agreement in March 2007 the Company believes that it will be relieved of its liability for the assumed notes payable. However, until a final settlement agreement is reached between the Company and Surgica with respect to the disposition of the notes, the Company will continue to carry the notes on its balance sheet.

6.	Issuance of Common Stock

During the quarter ended March 31, 2007 the Company issued 400,000 shares of common stock in connection with the settlement of an indemnification obligation agreement accrued by the Company at December 31, 2006.

7.	Stock Options

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

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three month periods ended March 31, 2007 and 2006, the Company recorded $81,000 and $1,038,000, respectively in non-cash charges for the implementation of SFAS No. 123R. As of March 31, 2007, there was approximately $113,000 of total unrecognized compensation costs related to unvested options.

The Company did not grant options during the 1st quarter of 2007. The fair value of stock options granted in 2006 were estimated using the Black-Scholes model. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option. The following assumptions were used in the Black-Scholes model:

2006
Expected volatility	90%
Weighted-average volatility	90%
Expected dividends	$0.00
Expected term (in years)	3.6
Risk-free interest rate	5.1%

Stock option activity for the three months ended March 31, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	12,454,582	$0.66		$—
Issued	—	—		—
Cancelled	(25,000)	(3.00)		—
Exercised	—	—		—
Outstanding at March 31, 2007	12,429,582	$0.66	6.3	—
Exercisable at March 31, 2007	12,151,782	$0.66	6.3	$—

8.	Warrants to Purchase Common Stock

Prior to their expiration date of January 31, 2007, the Board of Directors extended the expiration date of warrants to acquire 855,303 shares of the Company’s common stock from January 31, 2007 to January 31, 2008. The Company recorded an imputed dividend of approximately $8,000 during the quarter ended March 31, 2007 to reflect additional benefit created for the preferred stockholders in connection with the extension.

No warrants were exercised during the three months ended March 31, 2007.

A summary of warrant activity for the three months ended March 31, 2007 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2006	17,178,494	$0.55
Granted	—	$—
Exercised	—	$—
Expired	(510,000)	$0.93
Outstanding, March 31, 2007	16,668,494	$0.52

At March 31, 2007, the weighted-average remaining contractual life of the warrants was approximately 22 months.

9.	Warrant Derivative Liability

In accordance with EITF 00-19, warrants classified as derivative liabilities are adjusted to estimated fair market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. At March 31, 2007 the estimated fair value of the warrant derivative liability was $25,600, and during the quarter ended March 31, 2007, the Company recorded a gain of $10,400 based on the change in the estimated fair value during the period.

10.	Commitments and Contingencies

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

The Company recorded impairment charges at December 31, 2006 related to the capitalized costs of the Technology License Agreement and notes receivable entered into in connection with the Surgica Agreements of $1,046,503 and $257,133, respectively, in order to reduce the carrying value of these assets to $-0-. Additional costs may be incurred by the Company in connection with the resolution this matter with Surgica, and there is a possibility that litigation between the two companies may occur. In the event that litigation in this matter does transpire, the Company intends to vigorously defend it position and to seek the recovery of costs and other amounts expended pursuant to the Surgica Agreements.

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

General Overview

Protein Polymer Technologies, Inc. is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of March 31, 2007 had an accumulated deficit of approximately $68.1 million.

Results of Operations

Operating Results for the Quarter Ended March 31, 2007 as compared to Quarter Ended March 31, 2006

Contract and Licensing Revenue. We earned $136,000 in contract and licensing revenue for the quarter ended March 31, 2007 as compared to $221,000 for the quarter ended March 31, 2006. The revenue in the 2007 quarter resulted primarily from $100,000 in licensing fess from our contractual relationship with Genencor International. We do not anticipate any additional payments to be earned from Genencor in 2007. Contract revenue in 2006 was earned by primarily from providing for materials and services in the development of an adhesive product for the repair of spinal discs laboratory services for Spine Wave, Inc.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2007 were $719,000, compared to $1,036,000 for the comparable period in 2006. The decline from 2006 resulted from significantly reduced activity levels in 2007 of clinical testing and regulatory consulting costs. Additionally, we only funded one month’s operating expenses for Surgica Corporation in 2007 as the result of our determination in March 2007 to discontinue our efforts to develop and commercialize the Surgica products. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants. We do not anticipate that any additional operating expenses with respect to Surgica will be incurred in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2007 were $415,000, as compared to $1,887.000 for 2006. We made significant reductions in administration expenses in the second half of 2006. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. Additionally, during the first quarter of 2006 we recognized non-cash charges aggregating $1,038,000 as the result of adopting SFAS No. 123 (revised 2004) “Share Based Payment” for stock options.

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

Interest Income/(Expense). Interest expense increased significantly from $11,000 in the three months ended March 31, 2006 to $94,000 in the three months ended 2007. This increase resulted directly from incurring approximately $4,800,000 of secured financing from a stockholder to sustain our operations since April 2006 and the assumption of $519,000 of promissory notes in connection with the Surgica transaction during December 2005.

Operating Losses. For the three months ended March 31, 2007, we recorded a net loss applicable to common shareholders of $1,158,000 or $0.02 per share, as compared to $2,850,000 or $0.04 per share in 2006. The difference in the net losses is as discussed in detail previously. The undeclared or imputed dividends in quarter ended March 31, 2006 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in 2006.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents totaling $88,000 and we had a working capital deficit of $5,875,000 as compared to $4,946,000 at December 31, 2006.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2007 or December 31, 2006. For the quarter ended March 31, 2007, our cash expenditures for capital equipment and leasehold improvements were $0, as compared to $36,000 for the same period in the prior year. We do not anticipate any significant capital expenditures in 2007. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

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

The Note has subsequently been amended five times so that as of April 10, 2007 the principal balance is approximately $4.8 million and the maturity date is August 10, 2007. At March 31, 2007, the outstanding indebtedness subject to the Note and Security Agreement was $4,773,000.

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

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of March 31, 2007, our accumulated deficit was approximately $68,097,000 and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

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

Before obtaining regulatory clearance for the commercial sale of any of our products, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and effective for use in humans for each particular use. Due to the inherent difficulties associated with clinical trials, we cannot guarantee that:

•	we will be able to complete the clinical trials successfully, if at all;

•	we will be able to demonstrate the safety and efficacy necessary to obtain the requisite regulatory approvals of product candidates; or

•	the product candidates will result in marketable products.

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

Regulation by governmental authorities in the United States and other countries affects the success of products resulting from biotechnological research. Our current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of local, state, federal and foreign agencies, particularly those products and operations related to biomedical applications. A few examples of the laws that govern our products and operations are:

•	Occupational Safety and Health Act;

•	Food, Drug & Cosmetic Act, as amended;

•	FDA's Good Laboratory Practices; and

•	FDA Quality System Regulations.

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

As of April 1, 2007, we had eighteen full-time employees, two of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who have been employed by us since the early stages of our business and understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the recruitment and retention of additional qualified management and scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

We may be sued for product liability and may not have sufficient protection under our insurance policies.

We may face product liability claims with respect to our technology or products either directly or through our strategic partners. We may also be exposed to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product. We believe that our prior sales of SmartPlastic(R), ProNectin (R) F and ProNectin(R) L products do not pose any material product liability risk. To our knowledge no product liability claims have ever been made against us. Before initiating human clinical testing of our technology, we procured product liability insurance that is limited to coverage of $1,000,000 per occurrence and in the aggregate $5 million. If plaintiffs succeed in their claims against us, if any, and if the coverage under our insurance policies is insufficient, our business would be seriously harmed.

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

•	patents issued to us may be challenged, invalidated or circumvented;

•
patents may not issue from any of our pending patent applications or, if issued, may not be sufficiently broad to protect our technology and products or provide us with any proprietary protection or competitive advantage;

•
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

•	certain foreign intellectual property laws may not be as protective as those of the United States; or

•
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

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and our the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, as required by paragraph (b) of rules 13a-15 and 15d-15, our principal executive officer and our the principal financial officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date: May 15, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.