Form 10QSB/A
period 2007-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-08-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB of Protein Polymer Technologies, Inc. (the “Company”) for its quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on May 15, 2007 (the “Form 10-QSB”) and amended on August 20, 2007 to reflect errors in the adjusting entries made in the accounting for certain business activities in connection with the conversion of our accounting information system during the first quarter of 2007 and to record a cash settlement with a certain creditor.  The effects of this adjustment are disclosed in footnote 11 to the financial statements. Additionally, related adjustments have been made in the Management Discussion and Analysis section, and Item 3, Controls and Procedures, has been amended. Except as otherwise expressly stated for the items amended in this Form 10-QSB/A, this Amendment continues to speak as of the date of the filing of the Quarterly Report on Form 10-QSB, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Quarterly Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Quarterly Report on Form 10-QSB.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-QSB/A

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets
March 31, 2007 (Restated) and December 31, 2006	3

Statements of Operations
For three months ended March 31, 2007 (Restated) and 2006	4

Statements of Cash Flows
For the three months ended March 31, 2007 (Restated) and 2006.	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets	(Restated)
Current assets:
Cash and cash equivalents	$87,812	$73,495
Contract receivable	20,818	21,068
Current portion of rent receivable	24,527	39,527
Prepaid expenses and other current assets	76,378	49,940
Total current assets	209,535	184,030

Deposits	30,479	29,679
Equipment and leasehold improvements, net	203,171	228,475
Investment, at cost	520,000	520,000
Total assets	$963,185	$962,184

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$415,478	1,098,820
Accrued liabilities	461,718	422,730
Secured note payable - related party	4,683,416	3,461,516
Current maturities of notes payable	161,697	146,697
Total current liabilities	5,722,309	5,129,763

Notes payable, net of current maturities	357,374	372,374
Deferred rent	13,269	13,269
Total liabilities	6,092,952	5,515,406

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively - liquidation preference of $6,564,500 at March 31, 2006 and December 31, 2005, respectively	6,019,917	6,019,917

Common stock, $0.01 par value; 120,000,000 shares authorized; 67,809,204 and 67,409,204 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	678,092	674,092
Additional paid-in capital	55,906,894	55,760,511
Accumulated deficit	(67,734,670)	(67,007,742)
Total stockholders' deficit	(5,129,767)	(4,553,222)
Total liabilities and stockholders' deficit	$963,185	$962,184

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:	(Restated)
Contract and licensing revenue	$136,088	$220,919
Product and other income	—	18,558
Total revenues	136,088	239,477

Operating expenses:
Cost of sales	—	803
Research and development	628,131	1,036,440
Selling, general and administrative	319,703	1,887,311
Total expenses	964,724	2,924,554

Net loss from operations	(828,636)	(2,685,077)

Other income (expense):
Interest income	—	2,524
Interest expense	(94,292)	(10,900)
Gain on derivative liability	10,408	—
Gain on settlement	193,917	—
Total other income (expense)	(110,033)	(8,376)

Net loss	(718,603)	(2,693,453)

Undeclared, imputed and/or paid dividends on preferred stock	76,784	157,409

Net loss applicable to common shareholders	$(795,387)	$(2,850,862)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Shares used in computing basic and diluted net loss per common share	67,520,315	67,311,606

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities	(Restated)
Net loss	$(718,603)	$(2,693,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,304	40,344
Share based compensation expense	80,991	1,038,395
Gain on warrant derivative liability	10,408	–
Changes in operating assets and liabilities:
Deposits	(800)	(800)
Prepaid expenses	(26,438)	2,053
Rent receivable	15,000	35,000
Contracts receivable	250	(107,127)
Accounts payable	(683,342)	561,108
Accrued expenses	89,647	(5,807)
Deferred rent	–	3,307
Net cash used in operating activities	(1,207,583)	(1,126,980)

Investing activities
Purchase of equipment and improvements	–	(35,641)
Issuance of notes receivable	–	(3,518)
Net cash used in investing activities	–	(39,159)

Financing activities
Net proceeds from exercise of options and warrants
and sale of common stock	–	3,177
Proceeds from issuance of debt - related party	1,221,900	–
Net cash provided by financing activities	1,221,900	3,177

Net increase (decrease) in cash and cash equivalents	14,317	(1,162,962)
Cash and cash equivalents at beginning of the period	73,495	1,211,748
Cash and cash equivalents at end of the period	$87,812	$48,786

Supplemental disclosures of cash flow information
Interest paid	$2,398	$2,090

Non cash investing and financing activity
Imputed dividend on extension of warrants	$8,325	$88,950
Issuance of common stock in settlement of indemnification obligation	$61,067	$–

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
Notes to Unaudited Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

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

As stated in Note 11, to the unaudited financial statements, the Company has restated its March 31, 2007 financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made during the conversion of its basic accounting systems during the first quarter of 2007 and
•	To accrue a gain on a settlement with a creditor

The net effect of these adjustments on the previously issued March 31, 2007 financial statements was as follows:

•	A decrease in the net loss for the three months ended March 31, 2007 of $362,681 from ($1,081,284) to a net loss of ($718,603);

•	A decrease in the accumulated deficit of $362,681 from ($68,097,351) to ($67,734,670) at March 31, 2007;

•	A decrease in accounts payable of $362,681 from $778,159 to $415,478 at March 31, 2007.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007, the Company incurred a net loss of approximately $719,000 and had a working capital deficit of approximately $5,513,000 at March 31, 2007. Our cash and cash equivalents of approximately $88,000 in combination with anticipated additional contract and license payments are insufficient to meet our anticipated capital requirements.

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

11. Restated Financial Statements

As stated in Note 1, to the unaudited financial statements, the Company has restated its’ financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made during the conversion of its basic accounting systems during the first quarter of 2007 and
•	To accrue a gain on a settlement with a creditor

The net effect of these adjustments on the previously issued March 31, 2007 condensed consolidated financial statements was as follows:

•	A decrease in the net loss for the three months ended March 31, 2007 of $362,681 from ($1,081,284) to a net loss of ($718,603);

•	A decrease in the accumulated deficit of $362,681 from ($68,097,351) to ($67,734,670) at March 31, 2007;

•	A decrease in accounts payable of $362,681 from $778159 to $415,478 at March 31, 2007June 30, 2006.

The following represents a summary of the corrections relating to the accounting error:

Summary of Restatement Items:

For the three months ended March 31, 2007:

	As Previously	As
	Reported	Restated	Change
Balance Sheet items:
Accounts payable	$778,159	$415,478	$362,478
Accumulated deficit	(68,097,351)	(67,734,670)	(362,681)

Statement of Operations items:
Operating expenses Research and development	718,769	645,021	(73,748)
Selling, general and administrative	414,719	319,703	(95,016)
Gain on settlement	--	193,917	193,917
Net effect on net income (loss) and accumulated deficit	--	--	(362,681)
Net effect on earnings (loss) per share	$(0.02)	$(0.01)	$(0.01)

Corresponding line items in the consolidated statements of cash flows for the three months ended March 31, 2007, to the changes noted above in the consolidated statements of operations for the three months ended March 31, 2007 have also been made. There was no change in the net decrease in cash and cash equivalents for the three months ended March 31, 2007.

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

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2007 were $645,000, compared to $1,036,000 for the comparable period in 2006. The decline from 2006 resulted from significantly reduced activity levels in 2007 of clinical testing and regulatory consulting costs. Additionally, we only funded one month’s operating expenses for Surgica Corporation in 2007 as the result of our determination in March 2007 to discontinue our efforts to develop and commercialize the Surgica products. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants. We do not anticipate that any additional operating expenses with respect to Surgica will be incurred in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2007 were $320,000, as compared to $1,887.000 for 2006. We made significant reductions in administration expenses in the second half of 2006. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. Additionally, during the first quarter of 2006 we recognized non-cash charges aggregating $1,038,000 as the result of adopting SFAS No. 123 (revised 2004) “Share Based Payment” for stock options.

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

Gain on Settlement Income During the first quarter 2007 management negotiated a settlement agreement with a certain creditor, that among other factors, the Company was relieved from paying an accrued expense of approximately $269,000 in exchange for a cash payment of $75,000.

Operating Losses. For the three months ended March 31, 2007, we recorded a net loss applicable to common shareholders of $795,000 or $0.01 per share, as compared to $2,850,000 or $0.04 per share in 2006. The difference in the net losses is as discussed in detail previously. The undeclared or imputed dividends in quarter ended March 31, 2006 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in 2006.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents totaling $88,000 and we had a working capital deficit of $5,513,000 as compared to $4,946,000 at December 31, 2006.

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

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of March 31, 2007, our accumulated deficit was approximately $67,735,000 and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

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

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and the principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and taking into consideration the material weaknesses identified in the letter from the Company’s auditor as discussed below, the Chief Executive Officer and the Principal Financial Officer concluded, based on the disclosures set forth below, that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

We received a letter dated May 23, 2007 from Squar Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), our auditors, addressed to the Chairman of the Audit Committee of our Board of Directors in connection with the audit of our financial statements as of December 31, 2006, which identified certain matters involving internal control and our operations that Squar Milner considered to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were:

(1)	lack of fulltime staff dedicated to accounting and financial reporting;

(2)	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;

(3)	ineffective controls over period end financial close and reporting processes;

(4)	inadequate procedures for appropriately identifying, assessing and applying accounting principles; and
(5)	Inadequate documentation and support for certain transactions.

Our management and our Audit Committee discussed this letter among them and discussed it with Squar Milner.

We have effected certain changes to improve our controls over all cash disbursements, including:

1.	Weekly forecasting of cash receipts and disbursements reviewed and approved by a senior officer;

2.	Approval by senior officers of all disbursements; and

3.	Approval by senior officers of all purchase orders and invoices.
.
We have retained the services, on a third party basis, of a person experienced in financial supervision matters with sufficient experience to:

1.	Oversee the daily accounting function, including cash receipts and disbursements, billing, payroll and month end bookkeeping processes;

2.	Identify and resolve non-routine or complex accounting matters;

3.	Control period end financial closing and reporting processes; and

4.	Identify, assess and apply accounting principles.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements, as necessary and as funds allow.

We notified the members of our Audit Committee of the facts set forth in this report.

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: August 20, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date: August 20, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.