Form 10QSB
period 2007-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-08-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 27, 2007, 67,809,204 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-QSB

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets
June 30, 2007 and December 31, 2006	3

Statements of Operations
For three and six months ended June 30, 2007 and 2006	4

Statements of Cash Flows
For the six months ended June 30, 2007 and 2006.	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6. Exhibits	18

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$105,483	$73,495
Contract receivable	95,547	21,068
Current portion of rent receivable	9,527	39,527
Prepaid expenses and other current assets	42,729	49,940
Total current assets	253,286	184,030

Deposits	31,279	29,679
Equipment and leasehold improvements, net	177,866	228,475
Investment, at cost	520,000	520,000
Total assets	$982,431	$962,184

Liabilities and stockholders' deficit equity
Current liabilities:
Accounts payable	$787,332	$1,098,820
Accrued liabilities	567,020	422,730
Secured note payable - related party	5,157,416	3,461,516
Current maturities of notes payable	161,667	146,697
Total current liabilities	6,673,435	5,129,763

Notes payable, net of current maturities	357,404	372,374
Deferred rent	13,269	13,269
Total liabilities	7,044,108	5,515,406

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at June 30, 2007 and December 31, 2006 - liquidation preference of $6,564,500 at June 30, 2007 and December 31, 2006	6,019,917	6,019,917

Common stock, $.01 par value; 120,000,000 shares authorized; 67,809,204 and 67,409,204 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	678,092	674,092
Additional paid-in capital	55,934,985	55,760,511
Accumulated deficit	(68,694,671)	(67,007,742)
Total stockholders' deficit	(6,061,677)	(4,553,222)
Total liabilities and stockholders' deficit	$982,431	$962,184

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Contract revenue	$131,530	$189,613	$267,618	$410,532
Product and other income	--	18,616	--	37,174
Total revenues	131,530	208,229	267,618	447,706

Operating expenses:
Cost of sales	--	838	--	1,640
Research and development	628,131	1,148,418	1,273,152	2,184,858
Selling, general and administrative	351,596	729,902	671,299	2,617,214
Total expenses	979,727	1,879,158	1,944,451	4,803,712

Net loss from operations	(848,197)	(1,670,929)	(1,676,833)	(4,356,006)

Other income (expense):
Interest income	145	56	145	2,580
Interest expense	(111,051)	(90,941)	(205,343)	(101,842)
Gain (loss) on derivative liability	(898)	--	9,510	--
Gain on settlement	-	--	193,917	--
Total other income (expense)	(111,804)	(90,885)	(1,771)	(99,262)

Net loss	(960,001)	(1,761,841)	(1,678,604)	(4,455,268)

Undeclared, imputed and/or paid dividends on preferred stock	69,219	69,220	146,003	226,628

Net loss applicable to common shareholders	$(1,029,220)	$(1,831,034)	$(1,824,607)	$(4,681,896)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.07)

Shares used in computing basic and diluted net loss per common share	67,809,204	67,350,633	67,665,558	67,331,227

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
	2007	2006
Operating activities
Net loss	$(1,678,604)	$(4,455,268)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	50,609	80,960
Share based compensation expense	109,082	1,341,765
Gain on warrant derivative liability	9,510	--
Amortization of loan fees	--	69,608
Changes in operating assets and liabilities:
Deposits	(1,600)	(800)
Prepaid expenses and other current assets	7,211	1,422
Current portions of rent receivable	30,000	58,428
Contracts receivable	(74,479)	(68,846)
Accounts payable	(311,488)	944,042
Accrued liabilities	205,357	(26,123)
Deferred rent	--	4,425
Net cash used for operating activities	(1,663,912)	(2,050,387)

Investing activities
Purchase of equipment and improvements	--	(35,641)
Issuance of notes receivable	--	(7,058)
Net cash used for investing activities	--	(42,699

Financing activities
Net proceeds from exercise of options and warrants and sale of common stock	--	3,177
Net proceeds from issuance of secured note payable - related party	1,695,900	946,700
Net cash provided by financing activities	1,695,900	949,877
Net increase (decrease) in cash and cash equivalents	31,988	(1,143,209)
Cash and cash equivalents at beginning of the period	73,495	1,211,748
Cash and cash equivalents at end of the period	$105,483	$68,539

Supplemental disclosures of cash flow information
Interest paid	$3,834	$3,282

Non cash investing and financing activity
Imputed dividend on extension of warrants	$8,325	$88,950
Issuance of common stock in settlement of indemnification obligation	$61,067	$40,000
Warrants issued for loan fees	$–	$69,608

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
Notes to Unaudited Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

The financial statements of Protein Polymer Technologies, Inc. (the "Company") as of June 30, 2007 and for the three and six months ended June 30, 2007 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2006 was derived from the Company's audited financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007, the Company incurred a net loss of approximately $1,679,000 and had a working capital deficit of approximately $6,420,000 at June 30, 2007. Our cash and cash equivalents of approximately $105,000 in combination with anticipated additional contract and license payments are insufficient to meet our anticipated capital requirements.

Since April 2006 the Company has relied primarily on borrowings pursuant to a note payable from a related party for capital needed to fund its operations and working capital requirements (see Note 4). Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. Further, the Company is exploring other potential financing source and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance additional funding from the related party note payable will be available or that any of these other potential sources of funds will be realized in the time frames needed for continuing operations or on terms favorable to the Company, if at all. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products, or obtain a secured private financing or possibly cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Excluded from diluted loss per common share for the six months ended June 30, 2007 and 2006 were 26,341,157 and 19,730,678 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 29,073,074 and 29,758,076 shares of common stock, respectively, because the effect would be anti-dilutive. For purposes of this calculation, net loss in 2007 and 2006 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

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

3.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Payroll and employee benefits	$117,000	$94,000
Accounting and professional fees	25,000	25,000
Accrued interest	349,000	147,000
Property tax	30,000	21,000
Insurance premium financing	20,000	39,000
Indemnification obligation	-	61,000
Warrant derivative liability	26,000	36,000
	$567,000	$423,000

4.	Secured Note Payable, Related Party

On April 13, 2006, an accredited investor loaned $1,000,000 (the “Loan”) to the Company ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “Note”) issued by the Company to the investor in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 7, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8% payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company; (ii) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company which has since been exercised; and (iii) all U.S. patents owned by the Company. The Note and the Security Agreement are both dated April 13, 2006. As consideration for the Loan, the Company granted a warrant to the investor to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The investor’s counsel acts as the escrow agent and now serves as our outside general counsel.

On August 9, 2007, the Note has been amended for the sixth time so that the Principal is now $5.7 Million and the Maturity Date is now November 10, 2007. The outstanding indebtedness subject to the Note and Security Agreement was $5,157,000 and accrued interest payable was $297,000 at June 30, 2007.

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

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of June 30, 2007, the current and long term note balances were $162,000 and $357,000, respectively.

Based on the termination of the Surgica License Agreement in March 2007 the Company believes that it will be relieved of its liability for the assumed notes payable. However, until a final settlement agreement is reached between the Company and Surgica with respect to the disposition of the notes, the Company will continue to carry the notes on its balance sheet.

6.	Issuance of Common Stock

During the quarter ended March 31, 2007 the Company issued 400,000 shares of common stock, valued at $61,000, in connection with the settlement of an indemnification obligation agreement accrued by the Company at December 31, 2006.

7.	Stock Options

On January 1, 2006 the Company adopted SFAS 123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and six month periods ended June 30, 2007 the Company recorded $28,000 and $109,000, respectively, in non-cash compensation expense related to previously issued stock options. The charges in the comparable periods ended June 30, 2006 were $303,000 and $1,342,000, respectively. As of June 30, 2007, there was approximately $84,000 of total unrecognized compensation costs related to unvested options.

The Company did not grant options during the six months ended June 30, 2007. The fair value of stock options granted in 2006 were estimated using the Black-Scholes model. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option. The following assumptions were used in the Black-Scholes model:

2006
Expected volatility	90%
Weighted-average volatility	90%
Expected dividends	$0.00
Expected term (in years)	3.6
Risk-free interest rate	5.1%

Stock option activity for the six months ended June 30, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	12,454,582	$0.66		$—
Issued	—	—		—
Cancelled	(50,000)	(2.58)		—
Exercised	—	—		—
Outstanding at June 30, 2007	12,404,582	$0.65	6.01	—
Exercisable at June 30, 2007	12,126,782	$0.65	6.01	$—

8.	Warrants to Purchase Common Stock

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

No warrants were exercised during the three and six months ended June 30, 2007.

A summary of warrant activity for the three months ended June 30, 2007 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2006	17,178,494	$0.55
Granted	—	$—
Exercised	—	$—
Expired	(510,000)	$1.65
Outstanding, June 30, 2007	16,668,494	$0.52

At June 30, 2007, the weighted-average remaining contractual life of the warrants was approximately 19 months.

9.	Warrant Derivative Liability

In accordance with EITF 00-19, warrants classified as derivative liabilities are adjusted to estimated fair market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. At June 30, 2007, the estimated fair value of the warrant derivative liability was $26,000, and during the six months ended June 30, 2007, the Company recorded a net gain of $10,000 based on the change in the estimated fair value during the period.

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

11.	Subsequent Events

The Company’s Board of Directors has tentatively scheduled a meeting of shareholders for September 20, 2007. In addition to electing members of the Board of Directors and ratifying the selection of our independent registered public accountants, the Board is seeking shareholder approval to increase the number of authorized shares of common stock from 120 million to 1 billion.

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

General Overview

Protein Polymer Technologies, Inc. is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants, wound healing support and drug delivery devices. We have been unprofitable to date, and as of June 30, 2007 had an accumulated deficit of approximately $68.7 million.

Results of Operations

Operating Results for the Three and Six Months Ended June 30, 2007 as compared to the Three and Six Months Ended June 30, 2006

Contract, Licensing and Product Revenue. Our revenues were $268,000 in for the six months ended June 30, 2007 as compared to $448,000 in the comparable period of 2006. For the quarter ended June 30, 2007 our revenues were $132,000 as compared to $208,000 the three months ended June 30, 2006. In the second quarter of 2007, revenues were earned substantially from supplying products to potential partners in their evaluation of certain of our products. During the first quarter of 2007 revenues included $100,000 in licensing fess from our contractual relationship with Genencor International. Future payments arising from the Genencor agreement, if any, are subject to future commercialization of products. Contract revenue in 2006 was earned by primarily from providing materials and services in the development of an adhesive product for the repair of spinal discs laboratory services for Spine Wave, Inc.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2007 were $628,000, compared to $1,148,000 for the comparable period in 2006. Research and development expenses for the six months ended June 30, 2007 were $1,273,000, compared to $2,185,000 for the comparable period in 2006. The decline from 2006 resulted from significantly reduced activity levels in 2007 of clinical testing and regulatory consulting costs. Additionally, we only funded one month’s operating expenses for Surgica Corporation in 2007 as the result of our determination in March 2007 to discontinue our efforts to develop and commercialize the Surgica products. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants. We do not anticipate that any additional operating expenses with respect to Surgica will be incurred in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2007 were $352,000, as compared to $730,000 in 2006. For the six months ended June 30, 2007 these expenses were $671,000 as compared to $2,617,000 in the comparable period of 2006. We made significant reductions in administration expenses in the second half of 2006. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. Additionally, during the three and six months ended June 30, 2006, we recognized non-cash charges aggregating $1,038,000 and $1,342,000, respectively, as the result of adopting SFAS 123R for expenses related to stock options, compared to $28,000 and $109,000 for the respective three and six months ended June 30, 2007.

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

Interest Income and Expense. Interest expense increased from $91,000 in the three months ended June 30, 2006 to $111,000 for the three months ended June 30, 2007. For the six month periods ended June 30, 2007 interest expense increased from $102,000 to $205,000. These increases resulted directly from incurring approximately $5,200,000 of secured financing from a stockholder to sustain our operations since April 2006 and the assumption of $519,000 of promissory notes in connection with the Surgica transaction during December 2005. At June 30, 2007, the Company had accrued interest expense $349,000 in connection with these financings.

Gain on Settlement During the first quarter 2007, management negotiated a settlement agreement with a certain creditor that relieved the Company of the obligation to pay previously accrued expenses totalling approximately $269,000 in exchange for a cash payment of $75,000. The settlement resulted in a gain of $194,000 that is included in the accompanying statement of operations for the six months ended June 30, 2007.

Operating Losses. For the three months ended June 30, 2007, we recorded a net loss applicable to common shareholders of $1,029,000 or $0.02 per share, as compared to $1,831,000 or $0.03 per share in 2006. For the six months ended June 30, 2007, we recorded a net loss applicable to common shareholders of $1,825,000 or $0.03 per share, as compared to $4,682,000 or $0.07 per share in 2006. The difference in the net losses is as discussed in detail previously. The undeclared or imputed dividends in the six months ended June 30, 2006 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in 2006.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents totaling $105,000 and we had a working capital deficit of $6,420,000 as compared to $4,946,000 at December 31, 2006.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2007 or December 31, 2006. For the six month period ended June 30, 2007, we had no cash expenditures for capital equipment and leasehold improvements, as compared to $36,000 for the comparable period in the prior year. We do not anticipate any significant capital expenditures in 2007. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

On April 13, 2006, an accredited investor loaned us $1,000,000 (the “Loan”) ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “Note”) issued by us to the investor in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 12, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8%,  payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 1,000,000 shares of Spine Wave, Inc. common stock owned by us (ii) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by us which has since been exercised; and (iii) all U.S. patents owned by us. The Note and the Security Agreement are both dated April 13, 2006. As consideration for the Loan we granted a warrant to the investor to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.30 per share. The investor’s counsel acts as the escrow agent and now serves as our outside general counsel.

The Note has subsequently been amended six times so that as of August 9, 2007, the principal balance is approximately $5.7 million and the maturity date is November 10, 2007. At June 30, 2007, the outstanding indebtedness subject to the Note and Security Agreement was $5,157,000.

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

We believe our existing available cash and cash equivalents as of June 30, 2007, in combination with continuing contractual commitments, will be sufficient to meet our anticipated capital requirements only through August 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public or private financings. We are currently in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all. If adequate funds are not available, we will be required to significantly curtail our operating plans and would likely have to sell or license out significant portions of our technology, and possibly cease operations.

Risk Factors

Please read the following risk factors that can affect our business.

If we continue to incur operating losses, we may be unable to continue our operations at planned levels and be forced to curtail or cease our operations.

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of June 30, 2007, our accumulated deficit was approximately $68,700,000 and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will be sufficient to meet our anticipated capital requirements only through August 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. However, these alternatives may not be consummated in the necessary time frames needed for continuing operations or on terms favorable to us. Since April, 2006, one of our stockholders has been providing financing to us to support our operations. As of the date hereof we have borrowed and aggregate of $5,700,000 from this stockholder. We cannot assure that this stockholder will continue to provide financing to us when needed. Our business and financial condition will be materially adversely affected in the event that he ceases to provide this financing if needed.

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

As of August 1, 2007, we had fourteen full-time employees, two of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who have been employed by us since the early stages of our business and understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the recruitment and retention of additional qualified management and scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

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

PART II.

OTHER INFORMATION

Item 6. Exhibits

10.6	Amendment No. 6 to Secured Promissory Note issued to Matthew J. Szulik dated, August 9, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: August 20, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date: August 20, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Principal Financial Officer

EXHIBIT INDEX

10.6	Amendment No. 6 to Secured Promissory Note issued to Matthew J. Szulik dated, August 9, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.