Form 10QSB/A
period 2007-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-08-24
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A No. 2

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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-QSB/A amends our quarterly report on Form 10-QSB/A for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on August 20, 2007, and is  being filed to correct typographical errors in the amount reported as research and development expense and total other income (expense) on the Statements of Operations for the three-months ended March 31, 2007, and to correct the accumulated deficit through March 31, 2007 noted in the General Overview section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations as shown below:

	As Reported	As Amended
Research and development expense for the three months ended March 31, 2007	$628,131	$645,021

Total other income (expense) for the three months ended March 31, 2007	$(110,033)	$110,033

Accumulated deficit through March 31, 2007	$68.1 million	$67.7 million

Except as otherwise expressly stated for the items amended in this amendment, Form 10-QSB, as filed on May 15, 2007, and Form 10-QSB/A No. 1, as filed on August 20, 2007, continue to speak as of the date of the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Quarterly Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Quarterly Reports on Form 10-QSB and Form 10-QSB/A No. 1 for the quarterly period ended March 31, 2007.

Protein Polymer Technologies, Inc.
Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:	(Restated)
Contract and licensing revenue	$136,088	$220,919
Product and other income	—	18,558
Total revenues	136,088	239,477

Operating expenses:
Cost of sales	—	803
Research and development	645,021	1,036,440
Selling, general and administrative	319,703	1,887,311
Total expenses	964,724	2,924,554

Net loss from operations	(828,636)	(2,685,077)

Other income (expense):
Interest income	—	2,524
Interest expense	(94,292)	(10,900)
Gain on derivative liability	10,408	—
Gain on settlement	193,917	—
Total other income (expense)	110,033	(8,376)

Net loss	(718,603)	(2,693,453)

Undeclared, imputed and/or paid dividends on preferred stock	76,784	157,409

Net loss applicable to common shareholders	$(795,387)	$(2,850,862)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Shares used in computing basic and diluted net loss per common share	67,520,315	67,311,606

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

General Overview

Protein Polymer Technologies, Inc. is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants; wound healing support; and drug delivery devices. We have been unprofitable to date, and as of March 31, 2007 had an accumulated deficit of approximately $67.7 million.

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: August 24, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Chief Executive Officer

Date: August 24, 2007	By:	/s/ William N. Plamondon, III
William N. Plamondon, III
Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.