Form 10QSB
period 2007-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2007-11-19
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 2007, 67,809,204 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$58,566	$73,495
Contract receivable	—	21,068
Current portion of rent receivable	—	39,527
Prepaid expenses and other current assets	25,475	49,940
Total current assets	84,041	184,030

Deposits	31,279	29,679
Equipment and leasehold improvements, net	152,561	228,475
Investment, at cost	520,000	520,000
Total assets	$787,881	$962,184

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$703,651	$1,098,820
Accrued liabilities	716,911	422,730
Secured note payable - related party	5,876,000	3,461,516
Current maturities of notes payable	261,667	146,697
Total current liabilities	7,558,229	5,129,763

Notes payable, net of current maturities	257,404	372,374
Deferred rent	13,269	13,269
Total liabilities	7,828,902	5,515,406

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at September 30, 2007 and December 31, 2006 - liquidation preference of $6,564,500 at September 30, 2007 and December 31, 2006	6,019,917	6,019,917

Common stock, $.01 par value; 1,000,000,000 and 120,000,000 shares authorized at September 30, 2007 and December 31, 2006, repectively; 67,809,204 and 67,409,204 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	678,092	674,092
Additional paid-in capital	55,959,108	55,760,511
Accumulated deficit	(69,698,138)	(67,007,742)
Total stockholders' deficit	(7,041,021)	(4,553,222)
Total liabilities and stockholders' deficit	$787,881	$962,184

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Contract revenue	$14,500	$—	$282,118	$410,532
Product and other income		10,568		40,684
Total revenues	14,500	10,568	282,118	451,216

Operating expenses:
Cost of sales	—	—	—	1,640
Research and development	438,858	767,024	1,712,011	2,951,882
Selling, general and administrative	452,996	448,772	1,124,294	3,065,986
Total expenses	891,854	1,215,796	2,836,305	6,019,508

Net loss from operations	(877,354)	(1,205,228)	(2,554,187)	(5,568,292)

Other income (expense):
Interest income	—	3,656	145	13,293
Interest expense	(126,113)	(28,643)	(331,456)	(130,485)
Gain (loss) on derivative liability	—	—	9,510	—
Gain on settlement	—	—	193,917	—
Total other expense	(126,113)	(24,987)	(127,884)	(117,192)

Net loss	(1,003,467)	(1,230,215)	(2,682,071)	(5,685,484)

Undeclared, imputed and/or paid dividends on preferred stock	69,980	69,980	215,983	296,609

Net loss applicable to common shareholders	$(1,073,447)	$(1,300,195)	$(2,898,054)	$(5,982,093)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.09)

Shares used in computing basic and diluted net loss per common share	67,809,204	67,409,204	68,113,966	67,357,505

See accompanying notes.

Protein Polymer Technologies, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities
Net loss	$(2,682,071)	$(5,685,484)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	75,914	119,017
Share based compensation expense	133,205	1,424,889
Gain on warrant derivative liability	9,510	69,608
Changes in operating assets and liabilities:
Contracts receivable	21,068	113,792
Current portion of rent receivable	39,527	75,908
Prepaid expenses and other current assets	24,465	(3,307)
Deposits	(1,600)	(800)
Accounts payable	(395,169)	1,013,595
Accrued liabilities	345,738	(4,086)
Deferred rent	—	4,450
Net cash used for operating activities	(2,429,413)	(2,872,418)

Investing activities
Purchase of equipment and improvements	—	(35,641)
Purchase of common stock of Spinewave, Inc. through exercise of warrants	—	(500,000)
Net cash used for investing activities	—	(535,641)

Financing activities
Net proceeds from exercise of options and warrants
and sale of common stock	—	3,177
Net proceeds from issuance of secured notes payable - related party	2,414,484	2,249,700
Net cash provided by financing activities	2,414,484	2,252,877

Net decrease in cash and cash equivalents	(14,929)	(1,155,182)
Cash and cash equivalents at beginning of the period	73,495	1,211,748
Cash and cash equivalents at end of the period	$58,566	$56,566

Supplemental disclosures of cash flow information
Interest paid	$4,738	$3,282

Non cash investing and financing activity
Imputed dividend on extension of warrants	$8,325	$88,950
Issuance of common stock in settlement of indemnification obligation	$61,067	$40,000
Warrants issued for loan fees	$–	$69,608

See accompanying notes.

PROTEIN POLYMER TECHNOLOGIES, INC.
Notes to Unaudited Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

The financial statements of Protein Polymer Technologies, Inc. (the "Company") as of September 30, 2007 and for the three and nine months ended September 30, 2007 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for the interim period presented. The balance sheet as of December 31, 2006 was derived from the Company's audited financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2007, the Company incurred a net loss of approximately $2,682,000 and had a working capital deficit of approximately $7,474,188 at September 30, 2007. Our cash and cash equivalents of approximately $59,000 in combination with anticipated additional contract and license payments are insufficient to meet our anticipated capital requirements.

Since April 2006 the Company has relied primarily on borrowings pursuant to a note payable from a related party for capital needed to fund its operations and working capital requirements (see Note 4). The maturity of the note has been extended until January 10, 2008. There is no assurance this maturity date will be further extended. As of the end of September 2007 additional borrowings under the Company’s existing debt financing provided by a related party are unavailable and the lender continues to hold essentially all of the Company’s assets as collateral.

As discussed in Note 6, the Company entered into a Stock Purchase Agreement dated September 27, 2007, pursuant to which it has raised a total of $280,000 through November 14, 2007. The funds raised under this agreement are best efforts and any future sales of common stock have not been arranged.

Prior to the commercialization of its products, substantial additional capital resources will be required to fund continuing operations related to the Company’s research, development, manufacturing, clinical testing, and business development activities. The Company continues to explore other potential financing sources and collaborative partners and funding in the form of equity investments, debt instruments, license fees, milestone payments or research and development payments could be generated. There can be no assurance that any of these other potential sources of funds will be realized in the time frames required for continuing operations or on terms favorable to the Company, if at all. If adequate funds in the future are not available, the Company will be required to significantly curtail its operating plans and likely cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Excluded from diluted loss per common share for the nine months ended September 30, 2007 and 2006 were 26,341,157 and 19,730,678 shares, respectively, issuable upon conversion of its convertible preferred stock, and options and warrants to purchase 28,713,074 and 26,008,076 shares of common stock, respectively, because the effect would be anti-dilutive. For purposes of this calculation, net loss in 2007 and 2006 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard, effective January 1, 2007, did not have a significant impact on the Company's financial position, results of operation or cash flows.

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

3.	Accrued Liabilities

Accrued liabilities consist of the following approximate amounts:

	September 30, 2007	December 31, 2006
Payroll and employee benefits	$87,000	$94,000
Accounting and professional fees	25,000	25,000
Accrued interest	474,000	147,000
Proceeds from sale of common stock	40,000	-
Directors’ fees payable	35,000	-
Property tax	30,000	21,000
Insurance premium financing	-	39,000
Indemnification obligation	-	61,000
Warrant derivative liability	26,000	36,000
	$717,000	$423,000

4.	Secured Note Payable, Related Party

On April 13, 2006, an accredited investor, who is a significant shareholder of the Company, loaned $1,000,000 (the “Loan”) to the Company ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “Note”) issued by the Company to the investor in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 7, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8% payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company; (ii) a warrant to purchase 1,000,000 shares of Spine Wave, Inc. common stock owned by the Company which has since been exercised; and (iii) all U.S. patents owned by the Company. The Note and the Security Agreement are both dated April 13, 2006. As consideration for the Loan, the Company granted a warrant to the investor to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The investor’s counsel acts as the escrow agent and now serves as our outside general counsel.

On November 10, 2007, the Note was amended for the seventh time so that the Principal is now $5.876 Million and the Maturity Date is now January 10, 2008. The outstanding indebtedness subject to the Note and Security Agreement was $5,876,000 and accrued interest payable was $413,000 at September 30, 2007.

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

On December 19, 2005, in connection with the Surgica License Agreement, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of September 30, 2007, the current and long term note balances were $262,000 and $257,000, respectively.

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

On September 20, 2007 at the Company’s Annual Meeting of Stockholders the stockholders approved amending the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 120,000,000 to 1,000,000,000.

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007, with TAG Virgin Islands, Inc.(“TAG”), as agent for certain Purchasers of the Company’s Common Stock. TAG is a registered investment advisor and advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock, prior to the stock purchases subject to the SPA. The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the Purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the Purchaser also will receive a warrant to Purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 110% of the purchase price paid by the Purchase. The SPA can be terminated at any time by TAG. The Purchasers have certain registration rights, as provided by the RRA, to require the Company, at its cost, to file an effective registration statement with the Securities and Exchange Commission.

As of September 30, 2007 the Company received $40,000 from a Purchase in exchange for the future issuance of 261,097 shares of common stock and a warrant, which expires on September 26, 2012, to purchase 261,097 shares of common stock at a per share price of $0.16852. The proceeds of the sale have been included with accrued liabilities until the shares have been issued by the Company.

Since September 30, 2007 the Company has sold, subject to the terms of the SPA and RRA, an additional 1,883,121 shares of common stock to Purchasers in exchange for $240,000.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and nine month periods ended September 30, 2007 the Company recorded $24,000 and $133,000, respectively, in non-cash compensation expense related to previously issued stock options. The charges in the comparable periods ended September 30, 2006 were $83,000 and $1,425,000, respectively. As of September 30, 2007, there was approximately $60,000 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over the next twenty months.

The Company did not grant options during the nine months ended September 30, 2007. The fair value of stock options granted in 2006 were estimated using the Black-Scholes model. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option. The following assumptions were used in the Black-Scholes model:

2006
Expected volatility	90%
Weighted-average volatility	90%
Expected dividends	$0.00
Expected term (in years)	3.6
Risk-free interest rate	5.1%

Stock option activity for the nine months ended September 30, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	12,454,582	$0.66		$—
Issued	—	—		—
Cancelled	(50,000)	(2.58)		—
Exercised	—	—		—
Outstanding at September 30, 2007	12,404,582	$0.65	5.76	—
Exercisable at September 30, 2007	12,167,532	$0.65	5.76	$—

8.	Warrants to Purchase Common Stock

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

No warrants were exercised during the three and nine months ended September 30, 2007.

A summary of warrant activity for the nine months ended September 30, 2007 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2006	17,178,494	$0.55
Granted	—	$—
Exercised	—	$—
Expired	(870,000)	$1.14
Outstanding, September 30, 2007	16,308,494	$0.53

At September 30, 2007, the weighted-average remaining contractual life of the warrants was approximately 16 months.

9.	Warrant Derivative Liability

In accordance with EITF 00-19, warrants classified as derivative liabilities are adjusted to estimated fair market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. At September 30, 2007, the estimated fair value of the warrant derivative liability was $26,000, and during the nine months ended September 30, 2007, the Company recorded a net gain of $10,000 based on the change in the estimated fair value during the period.

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

General Overview

Protein Polymer Technologies, Inc. is a biotechnology company engaged in the research, development, production and clinical testing of medical products based on materials created from our patented technology to produce proteins of unique design. Additionally, we are committed to the acquisition of faster-to-market medical products in certain complementary growth markets. Since 1992, we have focused primarily on developing technology and products to be used for soft tissue augmentation, tissue adhesives and sealants, wound healing support and drug delivery devices. We have been unprofitable to date, and as of September 30, 2007 had an accumulated deficit of approximately $69.7 million.

Results of Operations

Operating Results for the Three and Nine Months Ended September 30, 2007 as compared to the Three and Nine Months Ended September 30, 2006

Contract, Licensing and Product Revenue. Our revenues were $282,000 in for the nine months ended September 30, 2007 as compared to $451,000 in the comparable period of 2006. For the quarter ended September 30, 2007 our revenues were $15,000 as compared to $11,000 the three months ended September 30, 2006. During the first quarter of 2007 revenues included $100,000 in licensing fess from our contractual relationship with Genencor International. Future payments arising from the Genencor agreement, if any, are subject to future commercialization of products. Contract revenue in 2006 was earned by primarily from providing materials and services in the development of an adhesive product for the repair of spinal discs laboratory services for Spine Wave, Inc.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2007 were $439,000, compared to $767,000 for the comparable period in 2006. Research and development expenses for the nine months ended September 30, 2007 were $1,712,000, compared to $2,952,000 for the comparable period in 2006. The decline from 2006 resulted from significantly reduced activity levels in 2007 of clinical testing and regulatory consulting costs. Additionally, we only funded one month’s operating expenses for Surgica Corporation in 2007 as the result of our determination in March 2007 to discontinue our efforts to develop and commercialize the Surgica products. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the expansion of product-directed development efforts including preclinical development of our surgical sealants. We do not anticipate that any additional operating expenses with respect to Surgica will be incurred in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2007 were $453,000, as compared to $449,000 in 2006. For the nine months ended September 30, 2007 these expenses were $1,124,000 as compared to $3,066,000 in the comparable period of 2006. We made significant reductions in administration expenses in the second half of 2006. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. Additionally, during the three and nine months ended September 30, 2006, we recognized non-cash charges aggregating $83,000 and $1,425,000, respectively, as the result of adopting SFAS 123R for expenses related to stock options, compared to $24,000 and $133,000 for the respective three and nine months ended September 30, 2007.

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

Interest Income and Expense. Interest expense increased from $29,000 in the three months ended September 30, 2006 to $126,000 for the three months ended September 30, 2007. For the nine month period ended September 30, 2007 interest expense increased from $130,000 to $331,000, as compared to the comparable period in 2006. These increases resulted directly from incurring approximately $5,876,000 of secured financing from a stockholder to sustain our operations since April 2006 and the assumption of $519,000 of promissory notes in connection with the Surgica transaction during December 2005. At September 30, 2007, the Company had accrued interest expense $474,000 in connection with these financings.

Gain on Settlement. During the first quarter 2007, management negotiated a settlement agreement with a certain creditor that relieved the Company of the obligation to pay previously accrued expenses totaling approximately $269,000 in exchange for a cash payment of $75,000. The settlement resulted in a gain of $194,000 that is included in the accompanying statement of operations for the nine months ended September 30, 2007.

Operating Losses. For the three months ended September 30, 2007, we recorded a net loss applicable to common shareholders of $1,073,000 or $0.02 per share, as compared to $1,300,000 or $0.02 per share in 2006. For the nine months ended September 30, 2007, we recorded a net loss applicable to common shareholders of $2,898,000 or $0.04 per share, as compared to $5,982,000 or $0.09 per share in 2006. The difference in the net losses is as discussed in detail previously. The undeclared or imputed dividends in the nine months ended September 30, 2006 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in 2006.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents totaling $59,000 and we had a working capital deficit of $7,474,000 as compared to $4,946,000 at December 31, 2006.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2007 or December 31, 2006. For the nine month period ended September 30, 2007, we had no cash expenditures for capital equipment and leasehold improvements, as compared to $36,000 for the comparable period in the prior year. We do not anticipate any significant capital expenditures in 2007. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

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

The Note has subsequently been amended seven times so that as of September 30, 2007, the principal balance is approximately $5,876,000 and the maturity date is now January 10, 2008. There is no assurance this maturity date will be further extended.

Pursuant to the terms of the Security Agreement, we entered into a patent security agreement, an escrow agreement, patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, we entered into the Escrow Agreement with an escrow agent for the investor. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the investor’s designee. The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred. Substantially all of the Company’s assets are pledged as collateral for this loan.

Our existing available cash and cash equivalents as of September 30, 2007, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6, the Company entered into a stock purchase agreement in September 2007 pursuant to which it has raised a total of $280,000 through November 14, 2007.  Pursuant to the Stock Purchase Agreement, which has been our only source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issue five-year cashless warrants to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price of the shares that are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. As with the Escrow Agreement relating to the Szulik loan, the Stock Purchase Agreement provides that TAG, as agent for the equity investors, advises the board as to which of the Company’s expenses will be paid with the funds invested by these investors.

This funding was arranged by TAG Virgin Islands, Inc., a related party TAG Virgin Islands, Inc., is a registered investment advisor and advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Messrs, Adelson and Farber and Dr. Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 55.1% of our common stock, prior to the stock purchases subject to the Stock Purchase Agreement of September 27, 2007. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

Although the balance of our accounts payable have been marginally reduced since June 2007, we are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our chief executive officer's firm, R. I. Heller & Co., LLC, $175,000 for his services. Additionally, the Company is currently without administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our board of directors has assumed daily control of the cash balances. TAG, as agent for the equity investors, advises the board as to which of the Company's expenses will be paid with the funds invested by these investors. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations.
We are still in discussions with potential financing sources and collaborative partners, and additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments could be generated. There can be no assurance that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

Risk Factors

Please read the following risk factors that can affect our business.

If we continue to incur operating losses, we may be unable to continue our operations at planned levels and be forced to curtail or cease our operations.

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of September 30, 2007, our accumulated deficit was approximately $69.7million and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development, and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources for a discussion of our acute cash flow problems and our debt and equity financings related thereto.

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

As of November 1, 2007, we had fourteen full-time employees, two of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who have been employed by us since the early stages of our business and understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the recruitment and retention of additional qualified management and scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

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

We have 27 United States patents, 13 foreign patents, and 4 additional United States patent applications are pending. We have not yet marketed, sold or developed our products outside the United States, except for limited amounts of ProNectin(R) F, ProNectin(R) L and SmartPlastic(R) cell culture products. The patent position of biotechnology companies, such as ours, is highly uncertain and involves complex legal, scientific and factual questions. For example:

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

PART II.

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in Note 6 to the Unaudited Financial Statements and Liquidity and Capital Resources, above, from September 27, 2007 through November 14, 2007, we have sold a total of 2,144,218 shares of our common stock for an aggregate purchase price of $280,000 and issued warrants to purchase a like number of shares. See Note 6 and Liquidity and Capital Resources for information relating to these sales. All of the purchasers are Accredited Investors as defined in Rule 501 (a) promulgated under the Securities Act of 1933 and the shares were issued pursuant to the exemption from the registration provisions of that Act provided by Section 4(2) thereof. The proceeds from this financing have been used to pay payroll and certain of our other outstanding obligations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on September 20, 2007. Proposals I, II and III were approved. The results are as follows:

Proposal I

The following directors were elected at the meeting to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity:

	For	Withheld
Richard Adelson	45,215,666	94,234
Allan Farber	47,220,666	89,234
Kerry L. Kuhn, M.D.	47,220,666	89,234
James B. McCarthy	47,220,666	89,234
William N. Plamondon, III	44,866,695	2,443,205

Proposal II

Ratification of appointment of Squar, Milner, Petersen, Miranda & Williamson, LLP as the Company’s independent registered public accounts for the year ended 2007.

For	Against	Abstained
46,856,803	371,537	81,560

Proposal III

Approval of the amendment to the certificate of incorporation increasing the authorized common stock from 120,000,000 shares to 1,000,000,000 shares.

For	Against	Abstained
39,862,888	7,343,968	103,044

Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation dated September 20, 2007.

4.1	Registration Rights Agreement dated as of September 27, 2007

10.1	Stock Purchase Agreement dated as of September 27, 2007

10.6	Amendment No. 7 to Secured Promissory Note issued to Matthew J. Szulik dated, November 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: November 19, 2007	By:	/s/ William N. Plamondon, III William N. Plamondon, III
Chief Executive Officer

Date: November 19, 2007	By:	/s/ William N. Plamondon, III William N. Plamondon, III
Principal Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment to the Certificate of Incorporation dated September 20, 2007.

4.1	Registration Rights Agreement dated as of September 27, 2007

10.1	Stock Purchase Agreement dated as of September 27, 2007

10.6	Amendment No. 7 to Secured Promissory Note issued to Matthew J. Szulik dated, November 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.