Form 10KSB
period 2007-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2008-05-12
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________________ to ______________________________

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
Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenues for the most recent fiscal year were $287,000.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of June 29, 2007, the last business day of the issuer’s most recently completed second fiscal quarter, was $8,005,394. Stock held by directors, officers, and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the registrant’s common equity outstanding as of May 6, 2008 was 94,884,453.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission with respect to the registrant’s 2008 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Company and Technology Background

Protein Polymer Technologies, Inc. (hereafter the “Company” or “we”), a Delaware corporation, is a biotechnology company incorporated on July 6, 1988. We are engaged in the research, development and production of bio-active devices to improve medical and surgical outcomes. Through our patented technology to produce proteins of unique design, biological and physical product components are integrated to provide for optimized clinical performance.

We are focused on developing products to improve medical and surgical outcomes, based on an extensive portfolio of proprietary biomaterials. Biomaterials are materials that are used to direct, supplement, or replace the functions of living systems. The interaction between materials and living systems is dynamic. It involves the response of the living system to the materials (e.g., biocompatibility) and the response of the materials to the living system (e.g., remodeling). The requirements for performance within this demanding biological environment have been a critical factor in limiting the possible metal, polymer, and ceramic compositions to a relatively small number that to date have been proven useful in medical devices implanted within the body.

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

Despite the incredible individual properties of silk and elastin, neither of these natural protein materials is capable of being processed into forms other than what nature has provided without destroying their valuable materials properties. However, our proprietary technology has enabled the creation of polymers that combine the repeating blocks of amino acids responsible for the strength of silk and the elasticity of elastin. New combinations of properties suitable for various medical applications have been created by precisely varying the number and sequence of the different blocks in the assembled protein polymer.

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

We are focused internally on developing protein polymers that are useful in products for (1) tissue augmentation, (2) tissue adhesives and sealants, and (3) drug delivery devices. Our products are based on a new generation of biomaterials designed to aid in the process of bodily repair by promoting the healing of tissue and restoration or augmentation of its form and function. These platform biomaterials are genetically engineered, high molecular weight proteins, processed into products with tailored physical structure and biological characteristics.

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

We have demonstrated both the adhesive performance and the biocompatibility of our product formulations in preclinical studies, including resorption of the adhesive matrix in conjunction with the progression of wound healing. As a result of our evaluations of the unmet surgeon needs, the properties achievable with our technology and the capabilities of competitive technologies, specific applications providing the most significant opportunities have been targeted.

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

Wound Healing & Tissue Regeneration: The current market for wound care products is highly segmented, involving a variety of different approaches to wound care. Products currently marketed and being developed by other parties includes fabric dressings (such as gauze), synthetic materials (such as polyurethane films) and biological materials (such as growth factors and living tissue skin graft substitutes). While the type of product used varies depending on the type of wound and the extent of tissue damage, we believe that a principal treatment goal in all instances is to stimulate wound healing while regenerating functional (as opposed to scar) tissue.

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

Urethral Bulking Agent (UBA) - Polymer 47K: UBA effectively relieves female stress incontinence by injecting liquid that rapidly changes to long-lasting solid bulk to the tissue surrounding the urethra. Our UBA injection procedure, an alternative to surgery, most often requires only one treatment. UBA is a more effective and longer lasting bulking agent than the competition. The UBA gel is resistant to migration. A human clinical feasibility study has been completed.

Manufacturing, Marketing and Distribution

Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA’s Good Laboratory Practices (“GLP”) and other Quality System Regulations (“QSR”). We implemented polymer production and quality control procedures and made certain facilities renovations to operate in conformance with FDA requirements in our current facilities. However, the lease on these facilities expired on April 30, 2008 and, as of the date hereof, we have not obtained alternate facilities. See “Item 2. Properties” below. Accordingly, we cannot assure that our polymer production capacity will be sufficient in the future to satisfy applicable regulatory requirements and/or supply our development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial (“pilot”) clinical testing. We will require additional manufacturing capacity to expand beyond initial clinical trials.

We are considering several methods for increasing production of our biomedical product candidates to meet pivotal clinical trial and commercial requirements. For example, we may establish external contract manufacturing arrangements for needed quantities of materials. However, we cannot assure that such arrangements, if desired, could be entered into or maintained on acceptable terms, if at all, or that the existence or maintenance of such arrangements would not adversely affect our margins or our ability to comply with applicable governmental regulations. The actual method or combination of methods that we may ultimately pursue will depend on a number of factors, including availability, cost and our assessment of the ability of such production methods to meet our commercial objectives.

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

Our tissue augmentation products, our surgical adhesive and sealant formulations, and our wound healing matrices all provide platforms for drug delivery applications, serving as controlled release drug depots. The protein polymer materials we have developed exhibit exceptional biocompatibility, provide for control over rates of resorption, and are fabricated using aqueous solvent systems at ambient temperatures — attributes that can be critical in maintaining the activity of the drug, particularly protein-based drugs emerging from the biotechnology industry. This program is in the preclinical research stage.

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

Spine Wave, Inc.

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

We are a technology partner with Spine Wave, Inc. (hereafter “Spine Wave”). We own 2.4 million shares of Spine Wave common stock. We used our patented tissue adhesive technology to create Spine Wave’s NuCore™ intervertebral disc repair material. We manufactured the NuCore™ material for Spine Wave’s clinical trials.

The spine supports about one-half of the body’s weight and is a highly flexible structure. The spinal disc is like a jelly-filled tire between the bony vertebrae, a key component providing for flexibility and acting as a shock absorber. It has no blood supply and thus is not able to repair itself. Exposure to heavy loads or extreme twisting motions can cause tears in the outer portion of the disc, allowing the jelly-like material (the nucleus) to extrude. Additionally, with age the disc degenerates. Injury to the disc or degeneration of the disc, results in fundamental changes in its mechanical properties, and also impacts surrounding tissues in a variety of ways, which can result in persistent pain.

Currently, there are no satisfactory minimally invasive surgical treatments available for chronic low back pain due to damaged or deteriorated discs. In extreme cases, a spinal fusion may be performed to limit the mobility of the joint. In other cases, the disk maybe removed and an artificial disk implanted. However, these procedures require invasive surgeries, and in some cases they result in restricted mobility, leading to further degeneration of the spine.

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

We created this core technology and manufactured the product for Spine Wave, Inc.’s U.S. and European trials. Spine Wave has contracted to a third party, the manufacture of recombinant protein for NuCore™ Injectable Nucleus for commercial in-market supply.

Genencor International, Inc.

In December 2000, we signed a broad-based, worldwide exclusive license agreement with Genencor International, Inc. (hereafter “Genencor”) enabling Genencor, potentially, to develop a variety of new products for industrial markets. In October 2002, the license agreement was amended to provide Genencor with an additional one-year option to initiate development in the field of non-medical personal care products.

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

On October 9, 2006, our license agreement with Genencor was amended. The amendment essentially provided for (i) the immediate funding of a $100,000 payment under the existing agreement, (ii) modification of the royalty percentage from a variable rate concept to a single rate of 2% of Genencor's net revenues earned from the product sales subject to the license, (iii) a $100,000 payment in January, 2007 and (iv) modification of the milestone payments earned under the agreement. As amended, we are entitled to a milestone payment of $250,000 when a product attains aggregate sales of $5.0 million. We are entitled to a single milestone payment for each product.

Other Agreements

We are discussing other potential collaboration agreements with prospective marketing partners. We cannot assure that we will continue such discussions or if we will be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to successful product development and commercialization. From time to time, we are party to certain agreements for the evaluation of materials regarding biomedical applications of our products, polymers and technology, including applications in areas other than those identified as product candidates above. These agreements provide, or are intended to provide, for the evaluation of product feasibility. We cannot assure that we will continue to be able to establish such agreements at all, or do so in a timely manner and on reasonable terms, or that such agreements will lead to joint product development and commercialization agreements.

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

The United States Patent and Trademark Office have issued twenty-eight patents to us. Additionally, we have six U.S. patent applications pending.

We have been granted four U.S. patents that broadly cover the polymer compositions used in our product development efforts and/or the DNA encoding these polymers. These polymers are generally defined by the use of repetitive amino acid sequences found in naturally occurring proteins (e.g., silk, elastin, collagen, and keratin). The last of these patents will expire in 2015. Additionally, we have been granted two U.S. patents that specifically cover polymer compositions based on repetitive silk and elastin units and the DNA encoding these polymers. The last of these patents will expire in 2014.

The silk/elastin copolymers used in our tissue augmentation products and our tissue adhesive products, including the spinal disc repair product, and the genes used to produce them have amino acid and/or DNA sequences within the claims of all six of these patents. We also have been granted two U.S. patents that cover methods of using polymers such as these silk/elastin copolymers for tissue augmentation. This patent will expire in 2017.

We have been granted ten U.S. patents covering our tissue adhesive and sealant technology. Four of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology fall within the claims of these patents. These patents will expire in 2015. One of the patents covers the special case of our polymers that are capable of being cross-linked by enzymes, such as those found naturally in the body, which will expire in 2015. The remaining patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. These patents will expire in 2017.

We have been granted two U.S. patents covering the methods used to construct the synthetic DNA encoding proteins having repetitive amino acid sequences. The claims of these patents are not limited by the specific amino acid sequence of the polymers produced using the methods. Therefore, they provide very broad coverage of our core technology. Both of these patents will expire in 2014.

We have been granted and maintain ten U.S. patents that are not currently central to our product development focus. However, they either do or may support the interests of licensees of our technology or may support our future product development efforts. Three of the patents specifically cover DNA encoding polymers useful for in vitro cell culture, the last of which will expire in 2015. Two of the patents specifically cover collagen-like proteins and the DNA encoding them, both of which will expire in 2013. One of the patents specifically covers a purification method for silk-like proteins, developed for large-scale industrial use, which will expire in 2010. Two of the patents specifically cover compositions, formed objects and methods of making such objects, combining traditional thermoplastic resins and proteins providing chemical or biological activity. Both of these patents will expire in 2015. Two of the patents specifically cover our water-insoluble polymers that have been chemically modified to make them water-soluble. The last of these two patents will expire in 2015.

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

Extensive preclinical and clinical testing and pre-market approval from the FDA is required for new medical devices, drugs or vaccines, which is generally a costly and time-consuming process. To support the development of such products, we are required to be in compliance with many of the FDA’s regulations to conduct testing in support of product approvals; in particular, compliance with the FDA’s Good Laboratory Practices (GLP) and applicable Quality System Regulations (QSR). Where we have conducted such testing, our company may choose to file product approval submissions ourselves or for our partners.

We cannot assure that we, or our customers, will be able to obtain or maintain the necessary approvals from the FDA or corresponding international regulatory authorities. Our anticipated business could be adversely affected if we are unable to obtain and maintain these approvals and/or comply with these regulations. To the extent we manufacture medical devices, or a component material supplied to a medical device manufacturer, we will be required to conform commercial manufacturing operations to the FDA’s QSR requirements. We would also be required to register our facility with the FDA as an establishment involved in the manufacture of medical devices. QSR requirements are rigorous, and there can be no assurance that compliance could be obtained in a timely manner and without the expenditure of substantial resources, if at all. International quality system requirements, (e.g., ISO 13485 issued by the International Organization for Standardization) is the quality model used by medical product manufacturers and is required for the sale of medical devices in Europe. ISO 13485 standards are similar to the FDA’s QSR.

Our research, development and production activities are, or may be, subject to various federal and state laws and regulations relating to environmental quality and the use, discharge, storage, transportation and disposal of toxic and hazardous substances. Our future activities may be subject to regulation under the Toxic Substances Control Act, which requires us to obtain pre-manufacturing approval for any new “chemical material” we produce for commercial use that does not fall within the FDA’s regulatory jurisdiction. We believe we are currently in substantial compliance with all applicable laws and regulations. Although we intend to use our best efforts to comply with all environmental laws and regulations in the future, we cannot assure that we will be able to fully comply with such laws, or that full compliance will not require substantial capital expenditures.

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

Executive Officers of the Registrant

Name	Age	Position with the Company
James B. McCarthy, M.B.A., J.D.	56	Interim Chief Executive Officer, Interim President and Interim Principal Accounting Officer
Joseph Cappello, Ph.D.	51	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	56	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics

Mr. McCarthy is our Interim Chief Executive Officer, Interim President, and Interim Principal Accounting Officer, positions he has held since October, 2007. Mr. McCarthy has served as a director since April 2005. Mr. McCarthy also serves as the Chairman and Chief Executive Officer of Gemini Consulting Group, Inc., a health care consulting firm, a position he has held since 1991. Mr. McCarthy also serves as Board Chairman for Sirigen, Inc., and as a member of the Board of Directors for Hinsdale Bank and Trust Company, and JMAR Technologies.

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

All of our executive officers were appointed by the Board of Directors and serve at its discretion. No family relationships exist between any of the officers or directors of our company.

Employees

As of December 31, 2007, we had 13 full-time employees, of whom two hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. We cannot assure that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions. As of April 30, 2008, we had reduced our staff to two full-time employees, both of whom hold Ph.D. degrees.

Item 2.	Properties

We do not own any real property. We lease approximately 27,000 square feet of office and laboratory space in San Diego. The leased property includes our administrative offices, which encompass approximately 4,000 square feet, and our laboratory facilities, which encompass approximately 23,000 square feet. The current annual rent for this space is approximately $680,000. This lease expired on April 30, 2008 and our Board has determined not to renew it. We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities. In the interim, we will continue to occupy our current facilities on a month-to-month basis. As of the date hereof we have not obtained any agreement to either relocate our administrative offices or outsource our laboratory and production facilities. If we are unable to do so in a timely manner and/or on terms acceptable to us, our business will be materially adversely affected.

We previously subleased 6,000 square feet of office and laboratory space in our current facility to a third party, offsetting our rental expense.  This sublease ended as of April 30, 2008. At December 31, 2007 and April 30, 2008, rent receivable was $-0- and $-0- respectively, net of an allowance for collectibility of $147,000 and $205,000, respectively. This is further described in Note 3 to the financial statements.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

NASDAQ Delisting

Prior to September 1999, our common stock traded on The NASDAQ Stock Market under the symbol “PPTI”. Our common stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for our common stock, and failure to meet the minimum net asset requirement of $2 million. Our common stock is now traded on the OTC Bulletin Board. To access the quotations for our common stock, use the call letters PPTI.OB.

The high and low bid prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not represent actual transactions. The source of the high and low information set forth below was provided by Google Finance (http://finance.google.com).

	Trade Prices
	High	Low
2007
First Quarter	$0.18	$0.12
Second Quarter	0.19	0.10
Third Quarter	0.21	0.12
Fourth Quarter	0.16	0.06

2006
First Quarter	$0.33	$0.19
Second Quarter	0.28	0.15
Third Quarter	0.21	0.12
Fourth Quarter	0.23	0.12

As of December 31, 2007, we had approximately 175 shareholders of record of our common stock; we estimate we had approximately 1,584 beneficial holders as of that date. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future

Recent Sales of Unregistered Securities

During the last quarter of 2007, we received an aggregate of $570,000 for the purchase of 5,913,028 common shares. The shares to these purchases were issued in the first quarter of 2008. Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations for information relating to these sales. The sales were made pursuant to the exemption form the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders
Stock Option Plans[1]	10,173,162	$0.646	1,711,268
Employee Stock Purchase Plan[2]	—	—	—
Equity Compensation Plans not approved by security holders[3]	1,324,324	$0.712	n/a

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

Results of Operations

Operating Results for the Year Ended December 31, 2007 as compared to the 2006

Contract and Licensing Revenue. We earned $287,000 in contract and licensing revenue for the year ended December 31, 2007 as compared to $533,000 for the year ended December 31, 2006. During the first quarter of 2007 revenues included $100,000 in licensing fess from our contractual relationship with Genencor International. Future payments arising from the Genencor agreement, if any, are subject to future commercialization of products. Contract revenue for 2007 was earned by providing for materials and services in collaborative research and development contracts with our clients.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2007 were $2,503,000, compared to $3,692,000 for 2006. The decline from 2006 resulted from significantly reduced activity levels in 2007 of clinical testing and regulatory consulting costs. Additionally, we only funded one month’s operating expenses for Surgica Corporation in 2007 as the result of our determination in March 2007 to discontinue our efforts to develop and commercialize the Surgica products. We expect our research and development expenses will increase in the future, to the extent additional capital is obtained, due to the planned expansion of product-directed development efforts including preclinical development of our surgical sealants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 were $809,000, as compared to $4,759,000 for 2006. During 2007, all non-essential administrative staff positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. To the extent possible, we continue to concentrate on controlling costs reflected in reduced travel, office supplies, and payroll. We expect our selling, general and administrative expenses will increase in the future, to the extent additional capital is obtained, consistent with supporting our planned increase in research and development efforts and as business development, patent, legal and investor relations activities require.

The following discusses items which were incurred in each year that are non-recurring or of particular significance. During 2006 we recognized non-cash charges aggregating $1,507,000 as the result of adopting SFAS No. 123 (revised 2004) “Share Based Payment” for stock options. Additionally, we recorded an impairment charge to the previously recorded license agreement of $1,047,000 and an allowance for bad debts related to the notes receivable based on the termination of our license agreement with Surgica. As the result of settling a contingent obligation for $200,000 with the Sapphire Group that we settled with the issuance of 400,000 shares of our common stock, we recognized a gain of $139,000. During 2007 we made significant changes in the operating structure of the Company in order to reduce non-core functions and focus our efforts on basic revenue and scientific results.

Interest Expense. Interest expense increased significantly from $221,000 in 2006 to $442,000 in 2007. This increase was the direct result of obtaining $2,414,000 of new debt financing from a stockholder to sustain our operations in 2007, which increased the outstanding principal balance of this debt financing to $5,876,000 as of December 31, 2007.

Gain on Settlement of Accounts Payable. During the first quarter 2007, management negotiated a settlement agreement with a certain creditor that relieved the Company of the obligation to pay previously accrued expenses totaling approximately $269,000 in exchange for a cash payment of $75,000. The settlement resulted in a gain of $194,000 that is included in the accompanying statement of operations for the year ended December 31, 2007.

Operating Losses. For the year ended December 31, 2007, we recorded a net loss applicable to common shareholders of $3,538,000 or $0.05 per share, as compared to a loss of $8,245,000 or $0.12 per share for 2006. The differences in the net losses are as discussed in detail previously. The undeclared or imputed dividends decreased as the result of non-cash imputed dividends that resulted from extending the term of certain warrants in 2006. The average numbers of shares outstanding increased by approximately 400,000 since additional shares were issued during the first quarter of 2007 in connection with the settlement of an indemnification obligation agreement with Sapphire Group, LLC.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents totaling $22,000, as compared to $73,000 at December 31, 2006. As of December 31, 2007, we had a working capital deficit of $7,862,000 compared to working capital of $4,946,000 at December 31, 2006.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2007 or December 31, 2006. For the year ended December 31, 2007, our cash expenditures for capital equipment and leasehold improvements totaled $0, compared with $37,000 for the same period in the prior year. We do not anticipate that these expenditures will be increased in 2008. We may enter into capital equipment lease arrangements in the future if available at appropriate rates and terms.

Our existing available cash and cash equivalents as of December 31, 2007, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 8 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $570,000 as of December 31, 2007, as a result of that SPA.  Pursuant to the SPA, which has been our only source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 6 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

As of January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding principal balance plus the then outstanding $539,000 in accrued interest on the old note. The new note bears annual interest at the rate 8%, the same as did the old note, matures on September 1, 2008 and is secured in the same manner as was the old note. As consideration for Mr. Szulik agreeing to accept the new note, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

This funding was arranged by TAG, a registered investment advisor which advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Messrs, Adelson and Farber and Dr. Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock, prior to the stock purchases subject to the Stock Purchase Agreement of September 27, 2007. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

We believe our existing available cash and cash equivalents as of December 31, 2007, in combination with continuing contractual commitments will not be sufficient to meet our anticipated capital requirements during 2008. We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our former chief executive officer's firm, R. I. Heller & Co., LLC, $175,000 for his services. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future.

Risk Factors

Please read the following risk factors that can affect our business.

If we continue to incur operating losses, we may be unable to continue our operations, if we are unable to raise additional operating capital, at planned levels and be forced to curtail or cease our operations.

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of December 31, 2007, our accumulated deficit was approximately $70,268,000 and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and to a lesser extent, from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will not be sufficient to meet our anticipated capital requirements during 2008. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. However, these alternatives may not be consummated in the necessary time frames needed for continuing operations or on terms favorable to us, if at all. From April, 2006 to September 2007, one of our stockholders provided financing to us to support our operations (see references to Szulik loan). As of January 9, 2008, we issued a new note in the principal amount of $6,415,000. This note replaced the previous note and included the then $5,876,000 outstanding principal balance plus the then $539,000 outstanding in accrued interest on the old note. In September 2007, the Company entered into a stock purchase agreement that has been used to fund operations since that time. Our business and financial condition will be materially adversely affected in the event that future funding through the stock purchase agreement fails to materialize.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2007 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.  See, “Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

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

To date, we have manufactured only limited amounts of our biomedical products for internal testing, initial human clinical testing and, in certain cases, evaluation and testing by corporate partners and other third parties. To obtain manufacturing approvals from the FDA for the development and commercialization of certain biomedical products, we would be required to upgrade our manufacturing facilities.

We have not yet developed a process to manufacture our products on a commercial scale and may not be able to, or have another party on our behalf, develop a process at a cost or in quantities necessary to become commercially viable. We may need to evaluate alternative methods to produce commercial quantities of our products. We may not be able to successfully assess the ability of other production methods or establish contract-manufacturing arrangements to meet commercial objectives.

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

Regulation by governmental authorities in the United States and other countries affects the success of products resulting from biotechnological research. Our current operations and products are, and anticipated products and operations will be, subject to substantial regulation by a variety of local, state, federal and foreign agencies, particularly those products and operations related to biomedical applications. A few examples of the laws that govern our products and operations are:

o	FDA’s Good Laboratory Practices;
o	FDA Quality System Regulations;
o	Food, Drug & Cosmetic Act, as amended; and
o	Occupational Safety and Health Act;

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

As of December 31, 2007, we had 13 full-time employees, none of whom have employment contracts with us, and two of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the retention of scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business. As of April 30, 2008, we had reduced staff to two full-time employees, both of whom hold Ph.D. degrees.

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

We have 28 United States patents, 14 foreign patents, and six additional United States patent applications are pending. We have not yet marketed, sold or developed our products outside the United States, except for limited amounts of ProNectin(R) F, ProNectin(R) L and SmartPlastic(R) cell culture products. The patent position of biotechnology companies, such as ours, is highly uncertain and involves complex legal, scientific and factual questions. For example:

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

Our common stock was delisted from the NASDAQ Small Cap Market on September 20, 1999, and now trades on the OTC Bulletin Board. As a consequence of the delisting, it is more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, the delisting made our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising transactions.

Our common stock is also subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the NASDAQ Small Cap Market. For transactions covered by the penny stock rules, the broker-dealer must consider the suitability of the purchaser, receive the purchaser's written consent before the purchase, deliver a risk disclosure document before the purchase and disclose the commission payable for the purchase. Additionally, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The requirements of the penny stock rules restrict the ability to sell our common stock in the secondary market and the price at which our common stock can be sold. Since our common stock was delisted from the NASDAQ Small Cap Market, we have seen a decline in our average daily trading volume, and as a result, the trading price of our common stock has experienced wide fluctuations.

Our facilities lease expired on April 30, 2008, and if we are unable to find alternative facilities, our business will be materially adversely affected

We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities. In the interim, we will continue to occupy our current facilities on a month-to-month basis. As of the date hereof we have not obtained any agreement to either relocate our administrative offices or outsource our laboratory and production facilities. If we are unable to do so in a timely manner and/or on terms acceptable to us, our business will be materially adversely affected.

Item 7.	Financial Statements

Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations through December 31, 2007, has a significant accumulated deficit, and has a significant working capital deficit at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
May 09, 2008

Protein Polymer Technologies, Inc.
Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,936	$73,495
Contract receivable	-	21,068
Rent receivable, net of reserve of $147,150 and $128,273 at December 31, 2007 and 2006, respectively	-	39,527
Prepaid expenses and other current assets	33,419	49,940
Total current assets	55,355	184,030

Deposits	29,679	29,679
Equipment and leasehold improvements, net	128,100	228,475
Investment	520,000	520,000
Total assets	$733,134	$962,184

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$827,626	$1,098,820
Accrued liabilities	794,312	431,550
Secured note payable - related party	5,876,000	3,461,516
Current maturities of notes payable	419,071	146,697
Total current liabilities	7,917,009	5,138,583

Notes payable, net of current maturities	100,000	372,374
Deferred rent, net of current portion	-	4,449
Total liabilities	8,017,009	5,515,406

Commitments and contingencies (Note 10)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at December 31, 2007 and 2006 - liquidation preference of $9,464,500 and $9,191,500 at December 31, 2007 and 2006, respectively.	6,019,917	6,019,917
Common stock, $0.01 par value; 1,000,000,000 and 120,000,000 shares authorized at December 31, 2007, and 2006, respectively; 73,722,232 and 67,409,204 shares issued and outstanding at December 31, 2007 and 2006, respectively	737,222	674,092
Additional paid-in capital	56,227,221	55,760,511
Accumulated deficit	(70,268,235)	(67,007,742)
Total stockholders' deficit	(7,283,875)	(4,553,222)
Total liabilities and stockholders’ deficit	$733,134	$962,184

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Operations

	Years ended December 31,
	2007	2006
Revenues:
Contract revenue	$287,118	$533,301
Product and other income	-	71,551
Total revenues	287,118	604,852

Operating Expenses:
Research and development	2,503,035	3,692,091
Selling, general and administrative	809,446	4,758,970
Total expenses	3,312,481	8,451,061
Loss from operations	(3,025,363)	(7,846,209)

Other income (expense):
Interest and other income	21,513	50,417
Interest expense	(442,235)	(221,472)
Gain on extinguishment of indemnification obligation	-	138,933
Gain on settlement of accounts payable	193,917	-
Total other expense	(226,805)	(32,122)

Net loss	(3,252,168)	(7,878,331)

Undeclared and imputed and/or paid dividends on preferred stock	285,976	366,589

Net loss applicable to common shareholders	$(3,538,144)	$(8,244,920)

Basic and diluted net loss per common share	$(0.05)	$(0.12)

Shares used in computing basic and diluted net loss per common share	67,737,971	67,370,405

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Stockholders' Deficit

							Total
					Additional		Stockholders'
	Common Stock		Preferred Stock		Paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance at December 31, 2005	67,311,408	$673,114	66,045	$6,059,917	$54,122,011	$(59,040,461)	$1,814,581
Conversion of Series G preferred stock into common stock	80,000	800	(400)	(40,000)	39,200	–	–
Share based compensation expense	–	–	–	–	1,507,350	–	1,507,350
Imputed dividend on extension of warrant	–	–	–	–	88,950	(88,950)	–
Issuance of common stock under stock purchase plan	17,796	178	–	–	3,000	–	3,178
Net loss	–	–	–	–	–	(7,878,331)	(7,878,331)
Balance at December 31, 2006	67,409,204	674,092	65,645	6,019,917	55,760,511	(67,007,742)	(4,553,222)
Share based compensation expense	–	–	–	–	(109,552)	–	(109,552)
Imputed dividend on extension of warrant	–	–	–	–	8,325	(8,325)	–
Issuance of common stock for dispute settlement	400,000	4,000	–	–	57,067	–	61,067
Issuance of common stock pursuant to stock purchase agreement	5,913,028	59,130	–	–	510,870	–	570,000
Net loss	–	–	–	–	–	(3,252,168)	(3,252,168)
Balance at December 31, 2007	73,722,232	$737,222	65,645	$6,019,917	$56,227,221	$(70,268,235)	$(7,283,875)

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Cash Flows

	Years ended December 31,
	2007	2006
Operating activities
Net loss	$(3,252,168)	$(7,878,331)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for impairment of note receivable	-	257,133
Provision impairment of license agreement	-	1,046,503
Gain on extinguishment of indemnification obligation	-	(138,933)
Gain on settlement of accounts payable	(193,917)
Depreciation and amortization	100,375	161,145
Share-based compensation expense	(109,552)	1,507,350
Non-cash gain on stock received	-	(20,000)
Amortization of loan fees	-	69,608
Other income	(21,368)	(33,528)
Changes in operating assets and liabilities:
Contracts receivable	21,068	92,724
Rent receivable	39,527	75,000
Prepaid expenses and other current assets	16,521	(31,749)
Accounts payable	(210,127)	678,148
Accrued liabilities	578,047	144,446
Deferred rent	(4,449)	4,449
Net cash used for operating activities	(3,036,043)	(4,066,035)

Investing activities
Purchase of equipment and improvements	-	(36,912)
Purchase of common stock of Spinewave, Inc.	-	(500,000)
Net cash used for investing activities	-	(536,912)

Financing activities
Net proceeds from subscriptions to purchase common stock	570,000	3,178
Proceeds from issuance of debt - related party	2,414,484	3,461,516
Net cash provided by financing activities	2,984,484	3,464,694

Net decrease in cash and cash equivalents	(51,559)	(1,138,253)
Cash and cash equivalents at beginning of the period	73,495	1,211,748
Cash and cash equivalents at end of the period	$21,936	$73,495

Supplemental disclosures of cash flow information
Interest paid	$5,263	$5,253
Non cash investing and financing activity
Imputed dividend on extension of warrants	$8,325	$88,950
Conversion of Series G preferred stock to common stock	$-	$40,000

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

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2007, the Company incurred a net loss of approximately $3,252,000 and at December 31, 2007, the Company had a working capital deficit of approximately $7,862,000. Our cash and cash equivalents as of December 31, 2007 were approximately $22,000 and, in combination with anticipated additional contract and license payments, are insufficient to meet our on-going capital requirements.

Since April 2006 the Company has relied primarily on borrowings pursuant to a note payable from a related party for capital needed to fund its operations and working capital requirements (see Note 6). The maturity of the note reflecting these borrowings is September 1, 2008. There is no assurance this maturity date will be extended if required by the Company. As of the end of September 2007 additional borrowings under the Company’s existing debt financing provided by a related party are unavailable and the lender continues to hold essentially all of the Company’s assets as collateral.

Since September 27, 2007, required operating capital has been obtained through proceeds totaling $570,000 from sales of common stock pursuant to a Stock Purchase Agreement entered into on that date. See Notes 8 and 13.

Management is currently in discussion with other potential financing sources and collaborative partners and is investigating other funding in the form of equity investments and license fees. If adequate funds are not available, the Company will be required to significantly curtail operations, sell or license out significant portions of its technology, or possibly cease operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

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

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the years ended December 31, 2007 and 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Share-Based Payment (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Periods prior to January 1, 2006 were not restated to reflect the impact of adopting the new standard.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Fair Value Measurement

The carrying value of the Company’s cash and cash equivalents, accounts payable and short-term debt are measured at cost and approximate their respective fair values because of the short maturities of these instruments. Notes payable are recorded at cost which approximates their fair value.

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and reevaluates such determinations at each balance-sheet date. Marketable equity securities not classified as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investments, for which market prices are not available, are valued and reported at cost in periods subsequent to acquisition. No gains or losses are recognized until the securities are sold.

Net Loss per Common Share

Basic earnings per share are calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

Excluded from diluted loss per common share as of December 31, 2007 and 2006 were 41,214,734 and 19,730,678 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 33,268,706 and 29,633,076 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2007 and 2006 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Revenue Concentration

During the year ended December 31, 2007, the Company had contract research agreements with four customers that accounted for 35%; 24%; 17%; and 16% of the contract research revenues, respectively, earned by the Company. During the year ended December 31, 2006, the Company had contract research agreements with two customers that accounted for 81% and 19% of the contract research revenues, respectively, earned by the Company and one customer that accounted for 100% of the product sales earned by the Company.

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

Reclassification

Certain reclassifications have been made to the financial statements of the prior year in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No.  155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No.  133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 did not have an impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 was also effective for the Company beginning January 1, 2007; however, the standard did not have an impact on the Company's financial position, results of operation or cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon audit by the relevant taxing authority, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 160 may have on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS No. 161 to have a material impact on its financial statements.

2.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist approximately of the following:

	December 31,
	2007	2006
Laboratory equipment	$1,378,000	$1,378,000
Office equipment	220,000	220,000
Leasehold improvements	360,000	360,000
	1,958,000	1,958,000
Less accumulated depreciation and amortization	(1,830,000)	(1,730,000)
	$128,000	$228,000

Depreciation expense was $100,000 and $101,000 for the years ended December 2007 and 2006, respectively.

3.	Rent Receivable

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. Obligations under the sublease are secured by certain listed property and equipment of the sub-lessee. At December 31, 2007 and 2006, rent receivable was $-0- and $40,000 respectively, net of an allowance for collectibility of $147,000 and $128,000, respectively. As of April 30, 2008, rent receivable was $-0-, net of an allowance for collectibility of $205,000. See Note 13.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

4.	Investment

In April 2001, the Company entered into agreements with Spine Wave, Inc. (“Spine Wave”) to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of common stock in Spine Wave in 2001. During 2006 we exercised an option to purchase an additional 1,000,000 shares of Spine Wave common stock at $0.50 per share. These shares are included in our assets at cost of $500,000 at December 31, 2006.

During the fourth quarter of 2006 we received 400,000 shares of Spine Wave’s common stock pursuant to the agreements. Acquisition of these shares required no funds, but we recorded the shares at their stated repurchase price of $20,000, which was recognized as a non-monetary gain. Two million of the Spine Wave shares owned by the Company serve as collateral for a currently outstanding loan. See Note 6.

5.	Accrued Liabilities

Accrued liabilities consist approximately of the following:

	December 31,
	2007	2006
Payroll and employee benefits	$82,000	$94,000
Accounting and professional fees	23,000	25,000
Accrued interest	585,000	147,000
Property tax	-	21,000
Insurance premium financing	22,000	39,000
Indemnification obligation	-	61,000
Directors fees	60,000	-
Other	22,000	45,000
	$794,000	$432,000

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

6.	Secured Notes Payable – Related Party

On April 13, 2006, a shareholder loaned $1,000,000 (the “Loan”) to the Company ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “4/13/06 Note”) issued by the Company to the shareholder in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 7, 2006 (the “Maturity Date”) and bears annual interest at the rate of 8% payable on the Maturity Date. It is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company. The Note and the Security Agreement are both dated April 13, 2006.

Pursuant to the terms of the Security Agreement, the Company entered into a patent security agreement, an escrow agreement, a patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, the Company entered into the Escrow Agreement with an escrow agent for the shareholder. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the shareholder’s designee. The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred.

As consideration for the Loan, the Company granted a warrant to the shareholder to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The shareholder’s counsel acts as the escrow agent and now serves as our outside general counsel.

The 4/13/06 Note has been amended seven times so that as of December 31, 2007, the outstanding Principal balance was $5,876,000 and the Maturity Date was January 10, 2008. At December 31, 2007, the outstanding indebtedness subject to the Note and Security Agreement was $5,876,000 and accrued interest payable was $528,000. In January 2008, the outstanding principal and accrued interest owed pursuant to the 4/13/06 Note were replaced with a new note payable agreement, and the related warrant’s exercise price was reduced to $0.061 per share. See Note 13.

7.	Notes Payable

In December 2005, in connection with a license agreement with Surgica Corporation, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of December 31, 2007 the current and long term note balances were $419,000 and $100,000, respectively. Future maturities on the assumed notes are as follows:

Year Ending December 31,	Notes Payable Maturities
2008	419,000
2009	100,000
Total maturities	$519,000

Based on the termination of the license agreement with Surgica in March 2007, and Surgica’s subsequent filing for protection under Chapter 7 of the U.S. Bankruptcy laws, the Company believes that it will be relieved of its liability for the assumed notes payable. However, until a final determination is made with respect to the disposition of the notes, the Company will continue to carry the notes on its balance sheet.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

8.	Stockholders’ Deficit

Common Stock

On September 20, 2007 at the Company’s Annual Meeting of Stockholders the stockholders approved amending the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 120,000,000 to 1,000,000,000.

During the quarter ended March 31, 2007, the Company issued 400,000 shares of common stock valued at $61,067 in connection with the settlement of an indemnification agreement accrued by the Company at December 31, 2006.

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007, with TAG Virgin Islands, Inc.(“TAG”), as agent for certain purchasers of the Company’s common stock. TAG is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock, prior to the stock purchases subject to the SPA. The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the purchaser also will receive a warrant to purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 110% of the purchase price paid by the purchase. As of November 28, 2007, the SPA was amended so that on and after that date the warrants are exercisable at 100% of the price of the shares that are purchased. The SPA can be terminated at any time by TAG. The purchasers have certain registration rights, as provided by the RRA, to require the Company, at its cost, to file an effective registration statement with the Securities and Exchange Commission.

Between September 27, 2007 and December 31, 2007, the Company received an aggregate of $570,000 in subscriptions for the purchase of 5,913,028 shares of common stock and 5,913,028 warrants, subject to the terms of the SPA and RRA.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Convertible Preferred Stock

Series D and Series F 10% Cumulative Preferred Stock

At December 31, 2007 and 2006 there were a total of 1,344 shares of Series D 10% Cumulative Convertible Preferred Stock (“Series D Stock) and 26,420 shares of Series F 10% Cumulative Convertible Preferred Stock (“Series F Stock) outstanding. Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company’s Board of Directors, in the form of cash, common stock or any combination thereof. As of December 31, 2007, the accumulated dividends were approximately $2,900,000. The Series D and F Stock are convertible into common stock after two years from the date of issuance at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D and F Stock are redeemable at the Company’s option after four years from the date of issuance. Automatic conversion of all of the Series D and F Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D and F Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference of $100 per share plus accumulated dividends, which is senior to any outstanding share of Series F Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock or common stock. The Series F Stock has a liquidation preference of $100 per share plus accumulated dividends, which is senior to any outstanding share of Series G Convertible Preferred Stock, Series H Convertible Preferred Stock or common stock. The Series D and Series F Stock have been designated as non-voting stock.

Series G Convertible Preferred Stock

At December 31, 2007 and 2006 there were a total of 11,700 shares of Series G Convertible Preferred Stock (“Series G Stock) outstanding. Each share of Series G Stock can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain anti-dilution adjustments. The Series G Stock is redeemable, in whole or in part at the Company’s option, at any time, at a redemption price of $100 per share, provided that the Company has sufficient funds available to redeem those shares of Series G Stock being redeemed. Automatic conversion of all of the Series G Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert. The Series G Stock has a liquidation preference of $100 per share, which is senior to any outstanding shares of common stock. Holders of Series G Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series G Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart.

Series H Convertible Preferred Stock

At December 31, 2007 and 2006 there were a total of 12,181 shares of Series H Convertible Preferred Stock (“Series H Stock) outstanding. Each share of Series H Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments. Automatic conversion of all of the Series H Stock will occur if: (a) the Company completes a public offering of common stock at a price of $5.00 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert. The Series H Stock has a liquidation preference, which is senior to any outstanding Series G Preferred Stock or common stock, of $100 per share. Holders of Series H Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series H Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart. The Series H Stock has been designated as non-voting.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Series I Convertible Preferred Stock

At December 31, 2007 and 2006 there were a total of 14,000 shares of Series I Convertible Preferred Stock (“Series I Stock) outstanding. Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments. Automatic conversion of all of the Series H Stock will occur if: (a) the Company completes a public offering of common stock at a price of $3.00 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert. The Series I Stock has a liquidation preference, which is senior to any other outstanding series of preferred stock or common stock, of $100 per share. Holders of Series I Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series I Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan (“Plan”). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee’s entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company who are members of the Compensation Committee. The Company’s Board of Directors may modify the Plan at any time. During 2006 a total of 17,796 shares were purchased under the Plan at an average price of $0.18. During 2007 no shares were purchased under the plan. There are no additional shares available for purchase under the Plan.

Stock Options

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (“1996 Plan”), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and becomes exercisable ratably over periods of up to three years from the date of grant. As of December, 31, 2007, the annual award to each Director of 80,000 stock options had not been issued. In addition, the Board in their annual Proxy Statement dated August 17, 2007 stated its intent to issue shares valued at $10,000 each to Messrs. Kuhn and McCarthy as payment for outstanding directors fees for 2006. As of December 31, 2007, these shares had not been issued. The Company’s Compensation Committee administers the 1996 Plan. At December 31, 2007, 1,819,950 options to purchase common stock had been granted under the 1996 Plan with 1,668,863 options exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2007, options to purchase 7,288,732 shares of common stock had been granted under the 2002 Plan with 7,245,000 options exercisable.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2007, 761,980 options to purchase common stock had been granted under the 1992 Plan with 761,980 options exercisable.

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2007, 302,500 options to purchase common stock had been granted under the 1989 Plan with 302,500 options exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2007, 1,324,324 options to purchase common stock have been granted and all are exercisable.

The compensation cost that was charged to expense for these plans was a gain of $110,000 and a charge of $1,507,000 for the years ended December 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock No terminations are estimated in the model due to lack of historical data. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair values of stock options granted in 2006 were estimated using the Black-Scholes model. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option. The following assumptions were used in the Black-Scholes model related to stock option grants in 2006:

2006
Expected volatility	90%
Weighted-average volatility	90%
Expected dividends	$0.00
Expected term (in years)	3.6
Risk-free interest rate	5.1%

The Company did not grant options during the year ended December 31, 2007.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Stock option activity for the year ended December 31, 2007 and 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	12,638,082	$0.72		$—
Issued	330,000	0.20		—
Cancelled	(513,500)	(1.83)		—
Exercised	-	-		—
Outstanding at December 31, 2006	12,454,582	0.66	6.5	—
Issued	-	-		—
Cancelled	(957,096)	0.52		—
Exercised	—	—		—
Outstanding at December 31, 2007	11,497,486	$0.65	5.3	—
Exercisable at December 31, 2007	11,302,667	$0.66	5.3	$—

Warrant Activity for the Period and Summary of Outstanding Warrants

The Company has reserved for issuance, out of currently authorized and unissued shares of common stock, shares underlying outstanding warrants to purchase common stock. Upon exercise of the warrants, shares of common stock will be issued out of currently authorized and unissued shares.

During the year ended December 31, 2005 the Board of Directors approved the issuance of warrants to purchase an aggregate of 15,582,499 of the Company’s common stock. Such warrants are exercisable at prices ranging from $0.37 to $0.67 per share and expire at various times through April 2009.

During 2006 a warrant, which expires on April 2009, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share was issued in conjunction with the secured note payable in April 2006 (See Note 6). In January 2008, the exercise price was reduced to $0.061 (See Note 13).

During the last quarter of 2007, the Company granted warrants to purchase an aggregate of 5,913,028 of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated September 27, 2007. Such warrants are exercisable at prices ranging from $0.15 to $0.06 per share and expire at various times through December 2012.

No warrants were exercised during 2007.

Warrants scheduled to expire on January 31, 2007 for 465,000 shares were extended by the Board of Directors to January 31, 2008. The Company recorded an imputed dividend of approximately $8,000 during the year ended December 31, 2007 to reflect additional benefit created for the preferred stockholders in connection with the extension.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

A summary of warrant activity for 2007 and 2006 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2005	16,678,494	$0.56
Granted	500,000	$0.25
Exercised	—	$—
Expired	—	$—
Outstanding, December 31, 2006	17,178,494	$0.55
Granted	5,913,028	$0.10
Exercised	—	$—
Expired	1,320,302	$0.92
Outstanding, December 31, 2007	21,771,220	$0.41

At December 31, 2007, the weighted-average remaining contractual life of the warrants was approximately 2.2 years.

9.	Stockholder Protection Agreement

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

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

10.	Commitments and Contingencies

Lease Agreement

The Company leased its office and research facilities totaling 27,000 square feet under an operating lease, which expired on April 30, 2008. The facilities lease was subject to an annual escalation based upon the Consumer Price Index in 2004 and an adjustment of one hundred two percent (102%) of the previous year’s rent annually from 2005 through 2008. The lease provided for deferred rent payments; however, for financial purposes rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the lease agreement.

Annual future minimum operating lease payments are as follows:

Year Ending December 31,	Operating Leases

2008	$228,000
Total minimum operating lease payments	$228,000

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. Rent expense, net of sublease income, was approximately $527,000 and $446,000 for the years ended December 31, 2007 and 2006, respectively. Rental income was approximately $145,000 and $157,000 for the years ended December 31, 2007 and 2006, respectively. See Note 13.

Agreements with Surgica Corporation

Technology License Agreement

The Company entered into a technology license agreement with Surgica Corporation in December 2005 (“Technology License Agreement”) pursuant to which the Company obtained exclusive marketing and distribution rights to Surgica’s products. The Company recorded impairment charges at December 31, 2006 related to the capitalized costs of the Technology License Agreement and notes receivable entered into in connection with the Surgica Agreements of $1,046,503 and $257,133, respectively, in order to reduce the carrying value of these assets to $-0- as of December 31, 2006.

Supply and Services Agreement

In March 2007, the Company received notification from Surgica’s legal counsel alleging that the Company had breached the Technology License Agreement and the Supply Agreement, and based thereon, Surgica was terminating these agreements. The Company does not believe it has breached these agreements. Subsequently, Surgica filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy laws. At this time, the final discharge has not been received but court documents dated August 22, 2007 indicate that the bankruptcy will be considered a ‘no asset’ case, thus no recovery is anticipated.

Notes Payable

See Note 7.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Other Collaborative Development and License Agreements

Spine Wave, Inc.

In April 2001, the Company entered into agreements with Spine Wave, Inc. to develop and commercialize an injectable protein-based formulation for the repair of spinal discs damaged either by injury or aging. As consideration for entering into an exclusive, worldwide license agreement with Spine Wave, the Company received one million shares of the founding common stock in Spine Wave. The shares of founding common stock were subject to a vesting schedule; however, Spine Wave’s right to repurchase unvested shares terminated in 2002 upon their merger with VERTx, Inc. Royalties from the sale or sublicensing of licensed products will be determined in the future based on the gross margin (sales revenue less the cost of goods) realized by Spine Wave from the sale of the products.

The Company’s contractual research and development relationship with Spine Wave offered the Company additional equity incentives (March, 2002) in the form of Spine Wave common stock and warrants. For the years ended December 31, 2007 and 2006 the Company received $50,000 and $433,000, respectively, in revenue from Spine Wave which represents the reimbursement of direct costs plus overhead costs allocated to the research and development resources used in performing collaborative activities.

The additional equity incentives offered in conjunction with the supply and services agreement of March 17, 2002 consist of a four year warrant, which was exercised in 2006, to purchase 1,000,000 shares of Spine Wave common stock at an exercise price of $0.50 per share, and 400,000 shares of common stock which was valued at $20,000 when issued.

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

In return for the licensed rights, Genencor paid the Company an up-front license fee of $750,000, and will pay royalties on the sale of any products commercialized by Genencor under the agreement. The licensed technology was transferred to Genencor upon execution of the license agreement without any further product development obligation on our part. Future royalties on the net sales of products incorporating the technology under license and developed by Genencor will be calculated based on a royalty rate to be determined at a later date. In addition, we are entitled to receive up to $5 million in milestone payments associated with Genencor’s achievement of various industrial product development milestones incorporating the licensed technology. To date, the Company has received two license milestone payments from Genencor for Genencor’s initiation of a product development project based on technology licensed from us.

On October 9, 2006, our license agreement with Genencor was amended. The amendment essentially provided for (i) the immediate funding of $100,000 payment under the existing agreement, (ii) modification of the royalty percentage from a variable rate concept to a single rate of 2% of Genencor's net revenues earned from the product sales subject to the license, (iii) a $100,000 payment in January, 2007 (which was received) and (iv) modification of the milestone payments earned under the agreement. As amended, we are entitled to a milestone payment of $250,000 when a product attains aggregate sales of $5.0 million. We are entitled to a single milestone payment for each product.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

11.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon audit by the relevant taxing authority, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where it was required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, the Company has recorded no additional tax liability.

As of December 31, 2007, the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $17.7 million and research and development credits of $3.0 million generated in years prior to 2007, and net operating losses of $1.5 million and research and development credits of $116,000 generated in 2007.   As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets.

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2007, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At December 31, 2007, the Company had net deferred tax assets of $1.8 million. The Company’s deferred tax assets are primarily composed of stock-based compensation/warrants expense, impairment of licenses, and basis differences in fixed assets. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred. Additionally, the Company has not performed a comprehensive review of the components of its research and development credit. Until this analysis and review have been completed, the Company has removed the deferred tax assets associated with these carry-forwards from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Once the appropriate analysis and review of these matters are completed, the Company plans to update its unrecognized tax benefits under FIN 48. At this time, the Company cannot estimate how much the unrecognized tax benefit may change, if any.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance of $1,819,000 and $22,440,000 has been recognized to offset the deferred tax assets as of December 31, 2007 and 2006, respectively, as realization of such assets is uncertain.

	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$-	$17,688,000
Federal & state tax credits	-	2,807,000
Allowances	161,000	145,800
Stock-based compensation/warrants	509,000	615,400
Amortization/impairment of license	334,000	360,000
Basis difference fixed assets	790,000	783,000
Other, net	25,000	40,800
Total deferred tax assets	1,819,000	22,440,000
Valuation allowance for deferred tax assets	(1,819,000)	(22,440,000)
Net deferred tax assets	$-	$-

The provision for income tax on earnings subject to income taxes differs from the statutory federal income tax rate at December 31, 2007 and 2006, due to the following:

	2007	2006
Expected federal income tax benefit	$(1,105,900)	$(2,690,000)
Expected state income tax benefit, net of federal benefit	(181,600)	(462,000)
Decrease in valuation allowance	171,500	2,114,000
Expiration of net operating losses & credits	1,069,100	699,000
Stock options	53,900	491,000
Business credits	-	(204,000)
Other	(7,000)	52,000
Provision for income taxes	$-	$-

(1) The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the increase in the valuation allowance. See above for explanation.

At December 31, 2007, the Company had federal and California tax net operating loss carry-forwards of approximately $49.5 million and $21.7 million, respectively.  The federal and California tax loss carry-forwards will begin to expire in 2008 and 2012, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carry-forwards of approximately $2.0 million and $1.2 million, respectively. The federal credit carry-forward will begin to expire in 2008 unless previously utilized. The Company also has California Manufacturers’ Investment Credit carry-forward of approximately $62,000. The California credits do not expire.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

12.	Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. During the year ended December 31, 2007, and 2006, the Company did not make a contribution to the 401(k) Savings Plan.

13.	Subsequent Events

Between January 1, 2008 and April 30, 2008, the Company received proceeds of $1,120,000 for the purchase of 21,162,221 shares of common stock and 21,162,221 warrants pursuant to the stock purchase agreement dated September 27, 2007.

As of January 9, 2008, the Company replaced the 4/13/06 Note discussed in Note 6 by issuing a new note (the “1/09/08 Note”) in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding balance plus the then outstanding $539,000 of accrued interest on the 4/13/06 Note. The 1/09/08 Note bears annual interest at the rate 8%, the same as did the 4/13/06 Note, and matures on September 1, 2008. The 1/9/08 Note is secured in the same manner as was the 4/13/06 Note. As consideration for the lender agreeing to accept the 1/09/08 Note as payment for the 4/13/06 Note, the Company issued the lender three-year warrants to purchase an aggregate of 2,438,000 shares of the Company’s common stock at $0.061 per share and lowered the exercise price of the 4/13/06 Warrant from $0.30 per share to $0.061 per share.

Additional developments during the period January 1, 2008 through April 30, 2008 include the following:

•
Our facilities lease had expired. We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities. In the interim, we will continue to occupy our current facilities on a month-to-month basis.

•	We had reduced staff to two full-time employees, both of whom hold Ph.D. degrees.

•	Our sub-lessee owed us approximately $205,000 for accrued unpaid rent, and we had delivered notice to the Sublessee to pay the unpaid rent within 3 days or quit the premises.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls And Procedures

Evaluation of Disclosure Controls

As of December 31, 2007, Company management, with the participation of the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, concluded that as of December 31, 2007, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Interim Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control. Notwithstanding the identified control deficiencies, Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

Other than the changes described in “Management's Report on Internal Control Over Financial Reporting” below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, with the participation of the Interim Chief Executive Officer and the Interim Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management, with the participation of the Interim Chief Executive Officer and Interim Principal Financial Officer, believes that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria.

Specifically, Company management identified certain matters involving internal control and the Company’s operations that it considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board (PCAOB), including:

•	Pervasive, entity-level control deficiencies across key COSO components in the Company’s control environment, including:

o	Controls over the period-end financial closing and reporting processes;
o	Controls over managerial override;
o	Controls to prevent or reduce the risk of fraudulent activity;
o	Controls to monitor other controls, including the role of the Board of Directors; and
o	Controls related to risk assessment.

•	An absence of independence and financial expertise on the Board of Directors, limiting its ability to provide effective oversight.
•	An absence of a formalized process to manage the Company’s internal controls over financial reporting and become compliant with Section 404 of the Sarbanes-Oxley Act.
•	Inadequate controls over the period-end financial close and reporting processes;
•
Insufficient personnel resources and technical accounting expertise within the accounting function to provide for adequate segregation of duties and resolve non-routine or complex accounting matters; and

•
Inadequate documentation of policies, procedures, and controls related to finance and accounting, including inadequate procedures for appropriately identifying, assessing, and applying accounting principles.

Company management is taking steps to remediate these weaknesses in the Company’s internal control environment, including:

•
Working with the Board of Directors to recruit an independent financial expert who will formalize roles and responsibilities over the Company’s internal controls over financial reporting for the Board and Management.

•
Implementing a formal process to manage its internal controls over financial reporting as part of its efforts to become compliant with Section 404 of the Sarbanes-Oxley Act. Management has retained the services of a third-party consulting firm to assist Company management with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX); and

•	Retaining the services of a third-party consulting firm with sufficient expertise to assist Company management with:

o	Overseeing the daily accounting function, including cash receipts and disbursements, billing, payroll, and month-end bookkeeping processes;
o	Identifying and resolving non-routine or complex accounting matters;
o	Controlling period-end financial closing and reporting processes; and
o	Identifying, assessing, and applying accounting principles.
o	Formalizing its accounting policies and procedures, including defined roles and responsibilities and required managerial reviews and approvals,

Company management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements, as necessary and as funds allow.

Note: This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10-KSB.

Item 8B.	Other Information

None

PART III

Items 9, 10, 11, 12 and 14 are incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company with the Commission.

Item 13.	Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
3.1.1 (1)	Certificate of Incorporation of the Company, as amended through September 30, 1995.
3.1.2 (26)	Amendment to the Certificate of Incorporation, dated September 20, 2007.
3.2 (2)	Bylaws of the Company, as amended through December 31, 1998.
4.1 (26)	Registration Rights Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of September 27, 2007.
10.1 (3)	1989 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.
10.2 (4)	1992 Stock Option Plan of the Company, together with forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement.
10.3 (3)	Form of Employee’s Proprietary Information and Inventions Agreement.
10.4 (3)	Form of Consulting Agreement.
10.5 (3)	Form of Indemnification Agreement.
10.6 (4)	License Agreement, dated as of April 15, 1992, between the Board of Trustees of the Leland Stanford Junior University and the Company.
10.7 (5)	Securities Purchase Agreement related to the sale of the Company’s Series D Preferred Stock.

10.8 (6)	1996 Non-Employee Directors’ Stock Option Plan.
10.9 (7)	Stockholder Protection Agreement, dated August 22, 1997, between the Company and Continental Stock Transfer & Trust Company as rights agent.
10.10 (8)	Employee Stock Purchase Plan, together with Form of Stock Purchase Agreement.
10.11 (9)	Lease, with rider and exhibits, dated April 13, 1998, between the Company and Sycamore/San Diego Investors.
10.12 (10)	First Amendment to Stockholder Protection Agreement dated April 24, 1998, between the Company and Continental Stock Transfer & Trust Company as rights agent.
10.13 (11)
Letter of Agreement dated April 13, 1998 between the Company and Johnson & Johnson Development Corporation for the exchange of up to 27,317 shares of Series D Preferred Stock for a like number of shares of Series F Preferred Stock.

10.14 (12)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock.
10.15 (12)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent.
10.16 (13)**	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.
10.17 (13)**	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.18 (13)**	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.19 (13)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.
10.20 (14)**	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.
10.21 (14)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.
10.22 (15)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.
10.23 (17)**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave Inc.
10.24 (17)**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.25 (17)**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.26 (17)**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.27 (18)**	Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.
10.28 (18)**	Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.
10.29 (16)	Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company.

10.30 (19)	First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.
10.31 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.
10.32 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.
10.33 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Cappello.
10.34 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.
10.35 (20)	2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.
10.36 (21)**	Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.
10.37 (22)	Securities Purchase Agreement, dated as of March 31, 2005, by and among the Company and certain investors.
10.38 (22)	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with Securities Purchase Agreement dated as of March 31, 2005.
10.39 (23)	Form of Warrant to Purchase Shares of Common Stock of the Company issued to William N. Plamondon, III.
10.44 (24)	Irrevocable Proxy, dated as of November 23, 2005, executed by Louis R. Matson in favor of the Company.
10.40 (25)**	Asset Purchase Option Agreement, dated as of November 23, 2005, by and between the Company and Surgica Corporation.
10.41 (25)**	License Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.42 (25)**	Supply and Services Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.43 (25)**	Voting Agreement, dated as of November 23, 2005, between the Company and Louis R. Matson.
10.44 (26)	Common Stock Purchase Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of September 27, 2007.
10.45 (26)	Amendment No. 7 to Secured Promissory Note issued to Matthew J. Szulik, dated November 10, 2007.
10.46	Amendment 1 to the Common Stock Purchase Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of November 28, 2007.
10.47	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.
10.48	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.
10.49	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.
14.1 (27)	Code of Conduct.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

(3)
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

(4)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1992, SEC File No. 000-19724, as filed with the Commission on March 31, 1993.

(5)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.

(6)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, SEC File No. 000-19724, as filed with the Commission on March 27, 1997.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on August 27, 1997.

(8)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, SEC File No. 000-19724, as filed with the Commission on April 15, 1998.

(9)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended March 31, 1998, SEC File No. 000-19724, as filed with the Commission on May 15, 1998.

(10)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the Quarter ended June 30, 1998, SEC File No. 000-19724, as filed with the Commission on August 14, 1998.

(11)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

(12)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1999, SEC File No. 000-19724, as filed with the Commission on November 12, 1999.

(13)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, SEC File No. 000-19724, as filed with the Commission on March 24, 2000.

(14)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, SEC File No. 000-19724, as filed with the Commission on February 22, 2001.

(15)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, SEC File No. 000-19724, as filed with the Commission on November 14, 2001.

(16)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on November 13, 2002.

(17)	Incorporated by reference to Registrant’s Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(18)	Incorporated by reference to Registrant’s Report on Form 10-QSB/A for the period ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(19)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2002, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(20)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the period ended March 31, 2003, SEC File No. 000-19724, as filed with the Commission on May 14, 2003.

(21)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2003, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on April 7, 2005.

(23)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, SEC File No. 000-19724, as filed with the Commission on August 17, 2005.

(24)	Incorporated by reference to Registrant's Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on December 22, 2005.

(25)	Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2005, SEC File No. 000-19724, as filed with the Commission on March 31, 2006.

(26)	Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2007, SEC File No. 000-19724, as filed with the Commission on November 19, 2007.

(27)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004, SEC File No. 000-19724, as filed with the Commission on March 31, 2005.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

May 12, 2008	By:	/S/ JAMES B. MCCARTHY
James B. McCarthy
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JAMES B. MCCARTHY James B. McCarthy	Interim Chief Executive Officer and Interim Principal Financial Officer	May 12, 2008

/S/ ALLAN FARBER Allan Farber	Director	May 12, 2008

/S/ KERRY L. KUHN Kerry L. Kuhn, M.D.	Director	May 12, 2008

/S/ RICHARD ADELSON Richard Adelson	Director	May 12, 2008

/S/ WILLIAM N. PLAMONDON III William N. Plamondon III	Director	May 12, 2008

EXHIBIT INDEX

10.1.1	Amendment 1 to the Common Stock Purchase Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of November 28, 2007.

10.1.2	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.

10.1.3	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.

10.1.4	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.