Form 10-Q
period 2008-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2008-05-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to ______________________________

Commission file number 0-19724

PROTEIN POLYMER
TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0311631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 Sorrento Valley Road, San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

(858) 558-6064
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

The number of shares of the registrant’s common stock issued and outstanding as of May 6, 2008 was 94,884,453.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4
	Condensed Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	March 31	December 31
	2008 (unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$7,546	$21,936
Prepaid expenses and other current assets	54,024	33,419
Total current assets	61,570	55,355

Deposits	29,679	29,679
Equipment and leasehold improvements, net	103,006	128,100
Investment	520,000	520,000
Total assets	$714,255	$733,134
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$772,533	$827,626
Accrued liabilities	426,533	794,312
Secured note payable - related party, net of unamortized debt discount	6,299,522	5,876,000
Current maturities of notes payable	519,071	419,071
Total current liabilities	8,017,659	7,917,009

Notes payable, net of current maturities	-	100,000
Total liabilities	8,017,659	8,017,009
Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,645 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively - liquidation preference of $9,538,396 and $9,464,500 at March 31, 2008 and December 31, 2007, respectively.	6,019,917	6,019,917
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 88,182,640 and 73,722,232 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	881,826	737,222
Additional paid-in capital	56,990,503	56,227,221
Accumulated deficit	(71,195,650)	(70,268,235))
Total stockholders' deficit	(7,303,404)	(7,283,875))
Total liabilities and stockholders’ deficit	$714,255	$733,134

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Contract revenue	$-	$136,088
Total revenues	-	136,088

Operating Expenses:
Research and development	551,974	628,131
Selling, general and administrative	209,311	319,703
Total expenses	761,285	964,724
Loss from operations	(761,285)	(828,636)

Other income (expense):
Interest and other income	-	10,408
Interest expense	(169,928)	(94,292)
Gain on settlement of accounts payable	-	193,917
Total other expense	(169,928)	110,033

Net loss	(931,213)	(718,603)

Undeclared and imputed and/or paid dividends on preferred stock	69,030	76,784

Net loss applicable to common shareholders	$(1,000,243)	$(795,387)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	80,179,370	67,520,315

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three months
	ended
	March 31	March 31
	2008	2007
Operating activities
Net loss	$(931,213)	$(718,603)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	25,094	25,304
Share-based compensation expense	1,236	80,991
Debt discount amortization	20,134	-
Other income	-	10,408
Changes in operating assets and liabilities:
Deposits	-	(800)
Prepaid expenses and other current assets	(20,605)	(26,438)
Rent receivable	-	15,000
Contracts receivable	-	250
Accounts payable	(55,094)	(683,342)
Accrued liabilities	171,058	89,647
Net cash used for operating activities	(789,390)	(1,207,583)

Financing activities
Net proceeds from sale of common stock	775,000	-
Proceeds from issuance of debt - related party	-	1,221,900
Net cash provided by financing activities	775,000	1,221,900

Net increase (decrease) in cash and cash equivalents	(14,390)	14,317
Cash and cash equivalents at beginning of the period	21,936	73,495
Cash and cash equivalents at end of the period	$7,546	$87,812

Supplemental disclosures of cash flow information
Interest paid	$659	$2,398
Non cash investing and financing activity
Issuance of common stock in settlement of indemnification obligation	$-	$61,067
Secured note payable – related party, issued for payment of accrued interest	$538,837	$-
Debt discount recorded in connection with issuance/amendment of warrants	$135,449	$-

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2008, the Company incurred a net loss of approximately $931,000 and at March 31, 2008, the Company had a working capital deficit of approximately $7,956,000. Our cash and cash equivalents balance as of March 31, 2008 was approximately $8,000 and, in combination with anticipated additional contract and license payments, are insufficient to meet our on-going capital requirements.

From January 1, 2008 through March 31, 2008, required operating capital has been obtained through proceeds totaling $775,000 from equity purchases of common stock pursuant to a Stock Purchase Agreement entered into as of September 27, 2007. Between September 27, 2007 and May 19, 2008, the Company received proceeds of $1,790,000 for the purchase of 29,575,249 shares of common stock and 29,575,249 warrants pursuant to this Stock Purchase Agreement. In addition, effective January 9, 2008 the Company converted a related party Note Payable with an outstanding principal balance of $5,876,000 plus accrued interest totaling $539,000, to a new note payable agreement, with a scheduled maturity date of September 1, 2008, in the principal amount of $6,415,000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

Stock-Based Compensation

On January 1, 2006 the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123R”), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized on an annual basis at year end during the years ended December 31, 2007 and 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Share-Based Payment (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Periods prior to January 1, 2006 were not restated to reflect the impact of adopting the new standard.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

Excluded from diluted loss per common share as of March 31, 2008 and 2007 were 62,037,741 and 26,341,157 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 49,348,118 and 29,098,074 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2008 and 2007 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective with respect to financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  For non-financial assets and liabilities, the effective date of SFAS No. 157 has been deferred until fiscal years beginning after November 15, 2008. Our adoption of SFAS No. 157 with respect to financial assets and liabilities on January 1, 2008 did not have a material affect on our financial statements. The Company is currently evaluating the impact of adopting SFAS No. 157 on our financial statements with respect to non-financial assets and liabilities.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Our adoption of SFAS no. 159 on January 1, 2008 did not have a material effect on our financial statements.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 2.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist approximately of the following:

	March 31,	December 31,
	2008	2007
Laboratory equipment	$1,362,000	$1,378,000
Office equipment	220,000	220,000
Leasehold improvements	360,000	360,000
	1,942,000	1,958,000
Less: accumulated depreciation and amortization	(1,839,000)	(1,830,000)
	$103,000	$128,000

Depreciation and amortization expense was $25,000 and $25,000 for the three months ended March 31, 2008 and 2007 respectively.

Note 3.	Accrued Liabilities

Accrued liabilities consist approximately of the following:

	March 31,	December 31,
	2008	2007
Payroll and employee benefits	$102,000	$82,000
Accrued interest	194,000	585,000
Insurance premium financing	41,000	22,000
Directors fees	70,000	60,000
Other	19,000	45,000
	$426,000	$794,000

Note 4.	Secured Notes Payable – Related Party

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

As consideration for the Loan, the Company granted a warrant (the “4/13/06 Warrant”) to the shareholder to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The shareholder’s counsel acts as the escrow agent and now serves as our outside general counsel.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Through December 31, 2007, the 4/13/06 Note had been amended seven times so that as of December 31, 2007, the outstanding principal balance was $5,876,000, and had a scheduled maturity date of January 10, 2008.

Effective January 9, 2008, the Company replaced the 4/13/06 Note by issuing a new note (the “1/09/08 Note”) in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding balance plus the then outstanding $539,000 of accrued interest on the 4/13/06 Note. The 1/09/08 Note bears annual interest at the rate 8%, the same as did the 4/13/06 Note, and matures on September 1, 2008. The 1/09/08 Note is secured in the same manner as was the 4/13/06 Note. As consideration for the lender agreeing to accept the 1/09/08 Note as payment for the 4/13/06 Note, the Company i) issued the lender three-year warrants to purchase an aggregate of 2,438,000 shares of the Company’s common stock at $0.061 per share, ii) lowered the exercise price of the 4/13/06 Warrant from $0.30 per share to $0.061 per share, and iii) extended the term of the 4/13/06 Warrant from April 30, 2009 to January 31, 2011.

In accordance with Accounting Principals Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the relative fair value of the warrants issued in connection with the 1/09/08 Note, estimated to be approximately $117,000, was recorded as debt discount. In addition, the change in fair value of the 4/13/06 Warrant resulting from the modification of the terms, estimated at $18,000, was also recorded as debt discount. The total debt discount recorded will be amortized as interest expense over the term of the 1/09/08 Note using the effective interest method. During the three months ended March 31, 2008, the Company recorded approximately $20,000, based on the debt discount amortization during the period, and as of March 31, 2008, the unamortized debt discount balance was approximately $115,000.

Note 5.	Notes Payable

In December 2005, in connection with a license agreement with Surgica Corporation, the Company assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of March 31, 2008 the entire balance of the outstanding notes payable is reflected as a current liability, as all of the notes have maturity dates prior to March 31, 2009.

Year Ending December 31,	Notes Payable Maturities
2008	$419,000
2009	100,000
Total maturities	$519,000

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6.	Common Stock

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007, with TAG Virgin Islands, Inc. (“TAG”), as agent for certain purchasers of the Company’s common stock. TAG is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock as of September 27, 2007, prior to the stock purchases subject to the SPA. The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the purchaser also will receive a warrant to purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 110% of the purchase price paid by the purchase. As of November 28, 2007, the SPA was amended so that on and after that date the warrants are exercisable at 100% of the price of the shares that are purchased. The SPA can be terminated at any time by TAG. The purchasers have certain registration rights, as provided by the RRA, to require the Company, at its cost, to file an effective registration statement with the Securities and Exchange Commission. The Company is not subject to liquidated damages or other penalties in the event that it fails to meet the registration obligations included in the RRA.

Between January 1, 2008 and March 31, 2008, the Company received aggregate proceeds of $775,000 for the purchase of 14,460,408 shares of common stock and 14,460,408 warrants, subject to the terms of the SPA and RRA.

Note 7.	Stock Options

The Company did not grant options during the quarter ended March 31, 2008. Stock option activity for the quarter ended March 31, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	11,497,486	0.65	5.3	-
Issued	-	-		-
Cancelled	(20,000)	-		-
Exercised	-	-		-
Outstanding at March 31, 2008	11,477,486	$0.65	5.1	-
Exercisable at March 31, 2008	11,323,891	$0.66	5.1	$-

During the three months ended March 31, 2008 and 2007, the Company recognized approximately $1,000 and $81,000 in stock-based compensation expense, and as of March 31, 2008, there was approximately $14,500 of unrecognized compensation expense related to unvested shared-based compensation arrangements which is expected to be fully recognized by the end of 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 8.	Warrants to Purchase Common Stock

During the first quarter of 2008, the Company granted warrants to purchase an aggregate of 14,460,408 of the Company’s common stock pursuant to the terms of a stock purchase agreement dated September 27, 2007 (See Note 6). Such warrants are exercisable at prices ranging from $0.04 to $0.07 per share and expire at various times through March 2013.

The Company also granted warrants to purchase an aggregate of 2,438,000 shares of the Company’s common stock pursuant to the terms of a note agreement dated January 9, 2008 (see Note 4). Such warrants are exercisable at a price of $0.061 per share and expire in January 2011.

In addition, the Company extended the expiration date of warrants to acquire 500,000 shares of the Company’s common stock from April 2009 to January 2011, and reduced the exercise price from $0.30 per share to $0.061 per share (see Note 4).

No warrants were exercised during the three months ended March 31, 2008. A summary of warrant activity for the quarter ended March 31, 2008 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2007	21,771,220	$0.40
Granted	16,898,408	$0.04
Exercised	—	$—
Expired	(798,996)	$0.56
Outstanding, March 31, 2008	37,870,632	$0.24

At March 31, 2008, the weighted-average remaining contractual life of the warrants was approximately 3.2 years.

Note 9.	Commitments and Contingencies

Facilities Lease Agreement

The Company leased its office and research facilities totaling 27,000 square feet under an operating lease, which expired on April 30, 2008. The Company has not renewed the facilities lease and is currently operating with the landlord under a month-to-month arrangement. Rent expense is currently $26,000 per month plus utilities. We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities.

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. As of April 30, 2008, our sub-lessee owed us approximately $205,000 for accrued unpaid rent, and we had delivered notice to the sub-lessee to pay the unpaid rent within 3 days or quit the premises. The sub-tenant no longer occupies the facilities. Due to the uncertainty regarding the collectibility of the amount owed, a reserve for the entire balance owed by the former sub-tenant has been recorded as of March 31, 2008.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 10.	Subsequent Events

Additional developments during the period April 1, 2008 through May 19, 2008 include the following:

•	The Company received proceeds of $445,000 for the purchase of 9,201,813 shares of common stock and 9,201,813 warrants pursuant to the stock purchase agreement dated September 27, 2007.

•	We reduced staff to two full-time employees, both of whom hold Ph.D. degrees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-KSB for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2008. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Company and Technology Background

Protein Polymer Technologies, Inc. (hereafter the “Company” or “we”), a Delaware corporation, is a biotechnology company incorporated on July 6, 1988. We are engaged in the research, development, and production of bio-active devices to improve medical and surgical outcomes. Through our patented technology to produce proteins of unique design, biological and physical product components are integrated to provide for optimized clinical performance.

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

This ability is fundamental to our current primary product research and development focus — tissue repair and regeneration. Tissues are highly organized structures made up of specific cells arranged in relation to an extra-cellular matrix (“ECM”), which is principally composed of proteins. The behavior of cells is determined largely by their interactions with the ECM. Thus, the ability to structure the cells’ ECM environment allows the protein messages they receive — and their activity — to be controlled.

Results of Operations

Contract and Licensing Revenue. We did not earn any revenue during the three months ended March 31, 2008, compared to $136,000 in contract and licensing revenue for the three months ended March 31, 2007. Future revenues are subject to future collaborative development and licensing agreements.

We cannot forecast with any degree of certainty which potential product lines will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of product candidates or collaboration agreements, if at all.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2008 were $552,000 compared to $628,000 for the comparable period in 2007. We expect further decline from 2007 as a result of significantly reduced activity levels of clinical testing and regulatory consulting costs in 2008. We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 were $209,000, as compared to $320,000 for the quarter ending March 31, 2007. We made significant reductions in administration expenses in the first quarter of 2008. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced. To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will to increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Operating Losses. For the three months ended March 31, 2008, we recorded a net loss applicable to common shareholders of $1,018,474 or $0.01 per share, as compared to a loss of $795,000 or $0.01 per share for the quarter ending March 31, 2007. The undeclared or imputed dividends in the three months ended March 31, 2008 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in January 2008.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future as our products incur increased exposure in expanded clinical trials.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents totaling $8,000, as compared to $22,000 at December 31, 2007. As of March 31, 2008, we had a working capital deficit of $7,956,089 compared to working capital of $7,862,000 at December 31, 2007.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2008. During the quarter ended March 31, 2008, we did not purchase any capital equipment or leasehold improvements and do not anticipate that expenditures for these items will be increased significantly in 2008.

Our existing available cash and cash equivalents as of March 31, 2008, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $1,690,000 as of March 31, 2008, as a result of that SPA.  Pursuant to the SPA, which has been our only source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 4 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

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

This funding was arranged by TAG, a registered investment advisor which advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Richard Adelson, Alan Farber and Kerry Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC, another of our principal stockholders. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock as of September 27, 2007, prior to the stock purchases subject to the Stock Purchase Agreement of September 27, 2007. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

We believe our existing available cash and cash equivalents as of March 31, 2008, in combination with continuing contractual commitments will not be sufficient to meet our anticipated capital requirements during 2008. We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our former chief executive officer's firm, R. I. Heller & Co., LLC, $175,000 for his services. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after use of any of our intellectual property or methodology; our ability to demonstrate to the satisfaction of potential collaborative development partners of the feasibility of utilizing our intellectual property or methodology; the failure to generate the potential to enter into and the terms of any strategic transaction relating to our intellectual property or methodology; the scope, validity and duration of patent protection and other intellectual property rights for our intellectual property or methodology ; estimates of the potential markets for our intellectual property or methodology and our ability to compete in these markets; our products, our expected future revenues, operations and expenditures and projected cash needs; our ability to raise sufficient capital and other risks detailed in this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and marketable securities at March 31, 2008 consisted primarily of bank demand deposits and money market funds. The primary objective of our cash management activities is to remain sufficiently liquid to continue all required operations, while developing a strategy to optimize returns on our intellectual properties and methodologies and long term investments in strategic collaborative development partners. We do not currently have any primary exposure to market risk.

Our cash is invested in accordance with a policy approved by our Board of Directors. We do not believe our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. We cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on May 12, 2008), Company management identified material weaknesses in our internal accounting control over financial reporting as of December 31, 2007, including:

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

As a result of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. During the three months ended March 31, 2008, and through the date of this Quarterly Report on Form 10-Q, we have begun to implement additional controls and procedures, as outlined in “Management’s Report on Internal Controls Over Financial Reporting” in our 2007 Annual Report on Form 10-KSB, intended to remediate the material weaknesses discussed above and are continuing to assess additional controls that may be required to remediate these weaknesses.

As of March 31, 2008, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Although the Company has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that the material weaknesses have been remediated. Accordingly, Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of March 31, 2008. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of March 31, 2008.

Notwithstanding the identified material weaknesses, Company management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A – “Risk Factors” of Part 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007, which is incorporated by reference into this report. The risks described in our Annual Report have not materially changed.

You should carefully consider the risk factors discussed in our Annual Report on Form 10-KSB as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-KSB or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, we received an aggregate of $775,000 for the purchase of 14,460,408 common shares. Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales. The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

As of March 31, 2008, we had used substantially all of the net proceeds which were generated from the sale of our securities pursuant to the SPA to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
10.6.1*	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.
10.6.2*	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.
10.6.3*	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.
31.1	Certification of Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2007, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: May 20, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Chief Executive Officer

Date: May 20, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Principal Financial Officer