Form 10KSB/A
period 2007-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2008-08-12
CIK 858155

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of July 21, 2008, was $1,911,495. Stock held by directors, officers, and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the registrant’s common equity outstanding as of July 21, 2008 was 106,207,982.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

Protein Polymer Technologies, Inc. is filing this Amendment No. 1, or the Amendment, to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the Commission, on May 12, 2008, or the Annual Report, to include Items 9, 10, 11, 12 and 14 to the Annual Report. These Items were not included in the Annual Report because the Company anticipated that such information would be provided in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s 2007 fiscal year.

The complete text of Items 9, 10, 11, 12 and 14 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, or the Exchange Act.

In addition, Item 13 of Part III of the Annual Report is being updated hereby solely to reflect the inclusion with this Amendment of the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Interim Chief Executive Officer (principal executive officer) and Interim Principal Accounting Officer (principal financial officer), who are the same person, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, and 32.2.

With the exception of the inclusion of Items 9, 10, 11, 12 and 14 to the Annual Report, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-KSB/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Forward Looking Statements

Certain statements contained or incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management’s current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The table below sets forth certain information regarding our directors, our executive officers, and other significant employees as of July 29, 2008.

Name	Age	Position with the Company
James B. McCarthy, M.B.A., J.D. (2)	56	Director, Interim Chief Executive Officer, Interim President, and Interim Principal Accounting Officer
Allan Farber (1)(2)	61	Director
Kerry L. Kuhn, M.D. (1)	58	Director
Richard Adelson (1)(2)	51	Director
William N. Plamondon III	60	Director
Joseph Cappello, Ph.D.	51	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	56	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics

(1) Member of the Compensation Committee of Board of Directors.
(2) Member of the Audit Committee of Board of Directors.

James B. McCarthy is our Interim Chief Executive Officer, Interim President, and Interim Principal Accounting Officer, positions he has held since November 2007. He has served as a director of the Company since April 2005. Mr. McCarthy is the founder, Chairman and Chief Executive Officer of Gemini Consulting Group, Inc., a U.S. based, privately held holding company with affiliated companies in the United States and the United Kingdom. Mr. McCarthy’s areas of key expertise include the development of hospital and ambulatory surgery center joint ventures both domestically and internationally, development and implementation of hospital and physician joint venture strategies and implementation of domestic and international medical supply and equipment arrangements. Mr. McCarthy received his B.A. from the University of Notre Dame, his J.D. from the Loyola University School of Law, and his M.B.A. from the Keller Graduate School of Management. He is a member of various state and national organizations, including the American Health Lawyers Association and the National Strategy Forum. He also serves on the National Advisory Council of the Keller Graduate School of Management in Chicago, IL. Mr. McCarthy also serves as Board Chairman for Sirigen, Inc., and as a member of the Board of Directors for JMAR Technologies.

Allan Farber has served as a director of the Company since January 2007. He has been a private investor for more than the past five years.

Kerry L. Kuhn, M.D. has served as a director of the Company since April 2000. Dr. Kuhn is currently a partner and Board certified practicing physician at the Omega Obstetrics and Gynecology Center in Coral Springs, Florida, a position he has held since 1986. Dr . Kuhn serves on the Board of Directors of Vital MD, a physician organization consisting of medical LLC's who employ 120 obstetricians and gynecologists.

Richard Adelson has served as a director of the Company since January 2007. He has been a private investor for more than the past five years. Mr. Adelson also served as a director of the Company from September 1999 to April 25, 2003.

William N. Plamondon III has served as a director of the Company since March 2005. Mr. Plamondon served as our President and Chief Executive Officer from April 2005 to November 2007. Mr. Plamondon also serves as the President and Chief Executive Officer of R.I. Heller & Co., LLC, a management-consulting firm, a position he has held since 1998. Previously, Mr. Plamondon served as President and CEO of ANC Rental Corporation, from October 2001 until October 2003, and as CEO of First Merchants Acceptance Corp., from May 1997 until May 1998. Mr. Plamondon is also on the Board of Trustees of North Central College. He is an eight-year member of the Executive Advisory Committee for Give Kids the World, and is an active member of the American Bankruptcy Institute and the Turnaround Management Association.

Joseph Cappello, Ph.D., has been the Company’s Vice President, Research and Development since February 1997 and Chief Technical Officer since February 1993. He has been the Company’s Director, Clinical Research, since July 2002. From September 1988 to February 1993, he was the Company’s Senior Research Director, Protein Engineering.

Franco Ferrari, Ph.D., has been the Company’s Vice President, Laboratory Operations and Director, Molecular Genetics since February 1993. From September 1988 to February 1993, he was the Company’s Senior Research Director, Genetic Engineering.

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

The Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B because the Board of Directors did not believe that any of the members of the Audit Committee met the qualifications of an “audit committee financial expert.” and does not believe, given the Company's current financial condition, that the expense is warranted at this time.

In fiscal year ended December 31, 2007, the Board had an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. McCarthy, Adelson, and Farber.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities (“Section 16 Participants”), to file reports of ownership and changes in ownership with the SEC. Such persons are required to furnish the Company with copies of all forms they file pursuant to Section 16(a). To our knowledge, during the fiscal year ended December 31, 2007, based solely on a review of such materials as are required by the SEC, no Section 16 Participants failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a), except that one of our holders of more than ten percent of our common stock may have failed to file certain reports under Section 16(a).

Code of Ethics

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer (the principal executive officer and principal financial officer). A copy of our Code of Conduct is attached as exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Commission on May 12, 2008, and is incorporated by reference.

Item 10.	Executive Compensation

Compensation of Non-Employee Directors

Non-employee, non-affiliate directors are entitled to receive $10,000 for their services as directors during the 2007 fiscal year. All directors were reimbursed for their out-of-pocket expenses in attending meetings of the Board or committees thereof. The directors' fees payable of $10,000 each to Messrs. Adelson, Farber, Kuhn, and McCarthy were not paid in 2007. We anticipate satisfying those obligations with the issuance of stock or stock options during 2008. In addition, the Board in their annual Proxy Statement dated August 17, 2007 stated its intent to issue shares valued at $10,000 each to Messrs. Kuhn and McCarthy as payment for outstanding directors fees for 2006. As of December 31, 2007, these shares had not been issued.

Directors who are also not employees of the Company are granted options to purchase Company common stock under the Company’s 1996 Non-Employee Directors’ Stock Option Plan (the "1996 Option Plan"). Under the 1996 Option Plan, each such director is granted an annual option to purchase 80,000 shares of common stock of the Company upon his or her election to the Board and on the first business day in June of each calendar year thereafter. Such options have a duration of ten years and are exercisable six months after the date of grant at a price equal to the fair market value of the Company’s common stock on the date of grant. As of December, 31, 2007, the annual award to each Director of 80,000 stock options had not been issued.

Employment Agreements

We had an unwritten agreement with R.I. Heller & Co., LLC (hereafter “Heller”), Mr. Plamondon's affiliated consulting company, pursuant to which we paid Heller $25,000 per month for Mr. Plamondon's services. This agreement was terminated on November 29, 2007, the date of Mr. Plamondon’s resignation as our Chief Executive Officer, President, and Principal Accounting Officer. In June 2005, we issued to Mr. Plamondon and his designees, including Erin Davis, who is now his wife, warrants to purchase an aggregate of two million shares of our common stock at $0.67 per share, subject to adjustment pursuant to anti dilution provisions. Mr. Plamondon received 1,575,000 of these warrants and Ms. Davis received 75,000 of these warrants. The warrants expired on June 30, 2008.

We have an unwritten agreement with Gemini Consulting Group, Inc., Mr. McCarthy’s affiliated consulting company, pursuant to which we pay Gemini $15,000 per month for Mr. McCarthy’s services.

All other employment agreements that the Company had with any of its named executive officers has expired.

The following table shows for the periods indicated the compensation paid to or accrued to, or for the benefit of, each of the named executive officers of the Company for services rendered to the Company for the year ended December 31, 2007.

Summary Compensation Table – 2007

Name and Principal Position	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William N. Plamondon III, Chief Executive Officer, President, and Principal Accounting Officer, resigned November 29, 2007	$-	$-	$-	$-	$-	$-	$225,000	(1)	$225,000

James B. McCarthy, Interim Chief Executive Officer/President/Interim Principal Accounting Officer, effective November 29, 2007	-	-	-	-	-	-	45,000	(2)	45,000

Joseph Cappello, Ph.D, VP, Research and Development, Chief Technical Officer and Director, Clinical Research	167,860	-	-	-	-	-	-		167,860

Franco A. Ferrari, Ph.D, VP, Laboratory Operations and Polymer Production and Director, Molecular Genetics	154,780	-	-	-	-	-	-		154,780

Erin Davis, Corporate Secretary, resigned November 29, 2007	-	-	-	-	-	-	-		-

(1)
Mr. Plamondon’s compensation for the year ended December 31, 2007 consisted of consulting fees payable to R. I. Heller & Co., LLC, of which he is the chief executive officer. The monthly fee is $25,000 of which $50,000 was paid in cash during 2007 and $175,000 will be paid in the future.

(2)
Mr. McCarthy’s compensation for the year ended December 31, 2007 consisted of consulting fees payable to Gemini Consulting Group, Inc., of which he is the chief executive officer. The monthly fee is $15,000 of which $30,000 was paid in cash during 2007 and $15,000 was paid in January 2008.

Outstanding Equity Awards at Year End - 2007

	Option/Warrants Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Unit That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
William N. Plamondon, III	1,575,000	0	0	$0.67	6/30/2008	-	-	-	-

James B. McCarthy	80,000	0	0	0.77	6/01/2015	-	-	-	-
	40,000	40,000	0	0.20	6/01/2016	-	-	-	-

Joseph Cappello, Ph.D.	25,000	0	0	1.38	7/07/2008	-	-	-	-
	50,000	0	0	0.75	11/23/2008	-	-	-	-
	42,500	0	0	0.47	6/15/2009	-	-	-	-
	10,000	0	0	0.88	9/26/2010	-	-	-	-
	50,000	0	0	0.80	4/12/2011	-	-	-	-
	20,000	0	0	0.85	5/29/2011	-	-	-	-
	50,000	0	0	0.37	11/25/2012	-	-	-	-
	1,350,000	0	0	0.73	4/25/2013	-	-	-	-
	24,306	694	0	0.65	1/03/2015	-	-	-	-

Franco A. Ferrari, Ph.D.	20,000	0	0	1.38	7/07/2008	-	-	-	-
	50,000	0	0	0.75	11/23/2008	-	-	-	-
	30,000	0	0	0.47	6/15/2009	-	-	-	-
	10,000	0	0	0.88	9/26/2010	-	-	-	-
	50,000	0	0	0.80	4/12/2011	-	-	-	-
	20,000	0	0	0.85	5/29/2011	-	-	-	-
	50,000	0	0	0.37	11/25/2012
	1,200,000	0	0	0.73	4/25/2013	-	-	-	-
	24,306	694	0	0.65	1/03/2015

Erin Davis	75,000	0	0	0.67	6/30/2008	-	-	-	-

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership as of July 21, 2008 by

(i)
all persons known by the Company to be the beneficial owner of more than 5% of the common stock, Series D Preferred Stock (on an as converted basis), Series F Preferred Stock (on an as converted basis), Series G Preferred Stock (on an as converted basis), Series H Preferred Stock (on an as converted basis) and Series I Preferred Stock (on an as converted basis),

(ii)	all directors and nominees for directors,

(iii)	each executive officer named below, and

(iv)	all directors and executive officers as a group.

As of the foregoing date, there were no other persons, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 21, 2008, including, but not limited to shares of common stock issuable upon conversion of preferred stock and/or exercise of options. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares common stock which they beneficially own. The business address of each of the Company’s directors and named executive officers is the Company’s address unless otherwise stated in the table below.

Name and Address	Amount & Nature of Beneficial		Approximate
of Beneficial Owner	Ownership		Percentage*

William N. Plamondon, III(1)	-0-		**

Richard Adelson(1)	66,600	(3)	**

Allan Farber(1)	699,893	(4)	**

Kerry L. Kuhn, MD(1)	798,947	(5)	**

James B. McCarthy(1)(2)	138,947	(6)	**

Joseph Cappello, Ph.D.(2)	1,673,248	(7)	**

Franco A. Ferrari, Ph.D.(2)	1,536,359	(8)	**

Redec & Associates, LLC c/o Protein Polymer Technologies, Inc. 10655 Sorrento Valley Road San Diego, California 92121	13,276,658	(9)	11.1%

Johnson & Johnson Development Company One Johnson & Johnson Plaza New Brunswick, New Jersey 08933	60,727,876	(10)	36.4%

Matthew Szulik c/o Protein Polymer Technologies, Inc. 10655 Sorrento Valley Road San Diego, California 92121	85,412,806	(11)	44.6%

All Officers and Directors as a Group	4,913,994	(3)-(8)	4.5%

*	Based upon 106,207,982 shares issued and outstanding as of July 21, 2008 except as otherwise provided in the footnotes.

**	Less than 1%.

(1)	Director or Director nominee.

(2)	Executive Officer.

(3)
Includes i) 50,000 shares subject to options exercisable within 60 days and ii) 3,400 shares owned by the stockholder’s spouse. Excludes 1,392,372 shares of common stock held in trust for the stockholder’s mother. The stockholder disclaims beneficial ownership of the shares owned in trust for his mother.

(4)	All shares are owned by the stockholder’s spouse. Includes 45,455 shares issuable upon conversion of Series I Preferred Stock within 60 days.

(5)	Includes (i) 343,947 shares subject to options exercisable within 60 days and (ii) 80,000 shares issuable upon conversion of Series G Preferred Stock convertible within 60 days.

(6)	Includes 138,947 shares subject to options exercisable within 60 days.

(7)	Includes 1,597,500 shares subject to options exercisable within 60 days.

(8)	Includes 1,435,000 shares subject to options exercisable within 60 days.

(9)	Includes (i) 554,545 shares issuable upon conversion of shares of Series I Preferred Stock convertible within 60 days and (ii) 1,594,622 shares subject to warrants exercisable within 60 days.

(10)
Includes (i) 1,868,750 shares issuable upon conversion of shares of Series D Preferred Stock convertible within 60 days; (ii) 55,041,665 shares issuable upon conversion of shares of Series F Preferred Stock convertible within 60 days; (iii) 1,078,800 shares issuable upon conversion of shares of Series H Preferred Stock convertible within 60 days; (iv) 1,818,181 shares issuable upon conversion of shares of Series I Preferred Stock convertible within 60 days."

(11)	Includes (i) 127,272 shares issuable upon conversion of the Company’s Series I Preferred Stock convertible within 60 days and (ii) 36,198,041 shares subject to warrants exercisable within 60 days.

Item 12.	Certain Relationships and Related Transactions

As described in Note 6 to the financial statements, the loan issued to us on April 13, 2006 by Matthew J. Szulik, one of our stockholders, (hereafter “Szulik Loan”), has been amended seven times so that as of December 31, 2007, the outstanding Principal balance was $5,876,000 and the Maturity Date was January 10, 2008. At December 31, 2007, the outstanding indebtedness subject to the Note and Security Agreement was $5,876,000 and accrued interest payable was $528,000. The Szulik Loan is secured, in accordance with the terms of a security agreement (hereafter “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company. The Note and the Security Agreement are both dated April 13, 2006.

Pursuant to the terms of the Security Agreement, the Company entered into a patent security agreement, an escrow agreement, a patent assignment, and a registration rights agreement, each dated as of April 13, 2006. According to the terms of the Security Agreement, the Company entered into the Escrow Agreement with an escrow agent for the shareholder. The Escrow Agreement provides for the disbursement of the funds held in escrow for application to Company expenses at the sole discretion of the shareholder’s escrow agent. Mr. Szulik’s counsel was the original escrow agent and now serves as our outside general counsel. The current escrow agent is TAG Virgin Islands, Inc. (hereafter “TAG”). The Escrow Agreement terminates upon the event that the amount borrowed is paid in full and no event of default has occurred.

As of January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding principal balance plus the then outstanding $539,000 in accrued interest on the old note. The new note bears annual interest at the rate 8%, the same as did the old note, matures on September 1, 2008 and is secured in the same manner as was the old note. The approximate amount of interest that will accrue on the new note as of the maturity date is $331,000. As consideration for Mr. Szulik agreeing to accept the new note, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

As discussed in Note 8 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007. The SPA provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on the sale date. In addition, we issue a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants.

This funding was arranged by TAG. The SPA provides that TAG, as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors. TAG can terminate the SPA at any time.

Between September 27, 2007 and December 31, 2007, the Company received an aggregate of $570,000 in subscriptions for the purchase of 5,913,028 shares of common stock and 5,913,028 warrants, subject to the terms of the SPA. Between January 1, 2008 and July 21, 2008, the Company received proceeds of $1,520,000 for the purchase of 32,485,750 shares of common stock and 32,485,750 warrants, subject to the terms of the SPA.

Material Relationship with the Company

Mr. Szulik has no material relationship with us apart from his ownership of our securities. Based upon our stock records and data supplied to us by our stockholders, we believe that Mr. Szulik is the beneficial owner of approximately 44.6% of our common stock, including the shares underlying the warrants he has acquired from us in connection with the Szulik Loan and the SPA. We determine beneficial ownership in accordance with the Commission's rules, which generally include voting power and/or investment power with respect to securities. Our shares of common stock issuable upon conversion of debt securities or preferred stock or subject to options or warrants exercisable within 60 days prior to the date on which we make our filing with the Commission in which such beneficial ownership information is disclosed are deemed outstanding for computing the stock ownership percentage of a person holding such convertible debt, preferred stock, options or warrants but are not deemed outstanding for computing the percentage of any other person.

TAG Virgin Islands, Inc. is a registered investment advisor and advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Messrs, Adelson and Farber and Dr. Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 54.3% of our common stock. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

Item 13.	Exhibits

The following documents are included or incorporated by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2006 and December 31, 2007, Squar, Milner, Peterson, Miranda & Williamson, LLP provided various audit and non-audit services to us as follows:

•
Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2007 and for review of our financial statements included in our quarterly reports on Form 10-QSB for those years were approximately $105,626 and $114,469, respectively.

•
Audit-Related Fees: There were no fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the fiscal years ended December 31, 2006 and December 31, 2007.

•
Tax Fees. Aggregate fees billed for tax services were approximately $3,465 and $6,588 in the fiscal years ended December 31, 2006 and December 31, 2007, respectively. These fees were primarily for compliance fees for the preparation of tax returns, assistance with tax planning strategies, and tax advice.

•
All Other Fees: There were no fees billed for services other than those described above in the fiscal years ended December 31, 2006 and December 31, 2007. These fees were primarily for review of registration statements and issuances of consents.

The Audit Committee approved in advance or ratified each of the major professional services provided by Squar, Milner, Peterson, Miranda & Williamson, LLP. The Audit Committee has considered the nature and amount of the fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Squar, Milner, Peterson, Miranda & Williamson, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROTEIN POLYMER TECHNOLOGIES, INC.

August 12, 2008	By:	/S/ JAMES B. MCCARTHY
James B. McCarthy
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JAMES B. MCCARTHY	Interim Chief Executive Officer	August 12 , 2008
James B. McCarthy	and Interim Principal Financial Officer

/S/ ALLAN FARBER	Director	August 12 , 2008
Allan Farber

/S/ KERRY L. KUHN	Director	August 12 , 2008
Kerry L. Kuhn, M.D.

/S/ RICHARD ADELSON	Director	August 12 , 2008
Richard Adelson

/S/ WILLIAM N. PLAMONDON III	Director	August 12, 2008
William N. Plamondon III

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.