Form 10-Q
period 2008-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2008-08-19
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _________________________

Commission file number 0-19724

PROTEIN POLYMER
TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0311631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11494 Sorrento Valley Road, San Diego, CA 92121
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

The number of shares of the registrant’s common stock issued and outstanding as of August 5, 2008 was 107,307,982.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4
	Condensed Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	June 30	December 31
	2008 (unaudited)	2007
Assets
Current assets:
Cash	$7,592	$21,936
Prepaid expenses and other current assets	43,715	33,419
Total current assets	51,307	55,355

Deposits	29,679	29,679
Equipment and leasehold improvements, net	32,397	128,100
Investment	520,000	520,000
Total assets	$633,383	$733,134

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,126,476	$827,626
Accrued liabilities	510,462	794,312
Secured note payable - related party, net of unamortized debt discount	6,369,366	5,876,000
Current maturities of notes payable	519,071	419,071
Total current liabilities	8,525,375	7,917,009

Notes payable, net of current maturities	—	100,000
Total liabilities	8,525,375	8,017,009
Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,646 shares issued and outstanding at June 30, 2008 and December 31, 2007 - liquidation preference of $9,607,426 and $9,464,500 at June 30, 2008 and December 31, 2007, respectively.	6,019,917	6,019,917
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 97,384,453 and 73,722,232 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	973,845	737,222
Additional paid-in capital	57,346,505	56,227,221
Accumulated deficit	(72,232,259)	(70,268,235)
Total stockholders' deficit	(7,891,992)	(7,283,875)
Total liabilities and stockholders’ deficit	$633,383	$733,134

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Contract revenue	$—	$131,530	$—	$267,618
Product and other income	6,755	—	6,755	—
Total revenues	6,755	131,530	6,755	267,618

Operating expenses:
Research and development	573,516	628,131	1,125,490	1,273,152
Selling, general and administrative	302,181	351,596	511,492	671,299
Total expenses	875,697	979,727	1,636,982	1,944,451

Net loss from operations	(868,942)	(848,197)	(1,630,227)	(1,676,833)

Other income (expense):
Interest and other income	—	145	—	9,655
Interest and other expense	(208,314)	(111,949)	(378,242)	(205,343)
Gain on sale of equipment	40,646	—	40,646	—
Gain on settlement	—	—	—	193,917
Total other income (expense)	(167,668)	(111,804)	(337,596)	(1,771)

Net loss	(1,036,610)	(960,001)	(1,967,823)	(1,678,604)

Undeclared, imputed and/or paid dividends on preferred stock	69,030	69,219	138,060	146,003

Net loss applicable to common shareholders	$(1,105,640)	$(1,029,220)	$(2,105,883)	$(1,824,607)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	94,582,408	67,809,204	87,380,889	67,665,558

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six months
	Ended
	June 30	June 30
	2008	2007
Operating activities
Net loss	$(1,967,823)	$(1,678,604)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	35,349	50,609
Share-based compensation expense	4,257	109,082
Debt discount amortization	89,978	—
Gain on sale of fixed assets	(40,646)	—
Changes in operating assets and liabilities:
Deposits	—	(1,600)
Prepaid expenses and other current assets	(10,296)	(67,268)
Rent receivable	—	30,000
Accounts payable	298,850	(311,488)
Accrued liabilities	254,987	205,357
Net cash used for operating activities	(1,335,344)	(1,663,912)

Investing activities:
Proceeds from sale of equipment	101,000	—
Net cash provided by investing activities	101,000	—

Financing activities:
Net proceeds from sale of common stock	1,220,000	—
Proceeds from issuance of debt - related party	—	1,695,900
Net cash provided by financing activities	1,220,000	1,695,900

Net increase (decrease) in cash	(14,344)	31,988
Cash at beginning of the period	21,936	73,495
Cash at end of the period	$7,592	$105,483

Supplemental disclosures of cash flow information
Interest paid	$1,647	$3,834
Non cash investing and financing activity
Issuance of common stock in settlement of indemnification obligation	$—	$61,067
Debt discount recorded in connection with issuance/amendment of warrants	$135,449	$—
Secured note payable-related party issued for payment of accrued interest	$538,837	$—

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2008, the Company incurred a net loss of approximately $1,968,000 and at June 30, 2008, the Company had a working capital deficit of approximately $8,474,000. Our cash balance as of June 30, 2008 was approximately $8,000 and, in combination with anticipated additional contract and license payments, are insufficient to meet our ongoing capital requirements.

From January 1, 2008 through June 30, 2008, required operating capital has been obtained through proceeds totaling $1,220,000 from equity purchases of common stock and warrants pursuant to a Stock Purchase Agreement entered into as of September 27, 2007. Between September 27, 2007 and August 5, 2008, the Company received proceeds of $2,145,000 for the purchase of 39,498,778 shares of common stock and 39,498,778 warrants pursuant to this Stock Purchase Agreement. In addition, effective January 9, 2008, the Company converted a related party Note Payable with an outstanding principal balance of $5,876,000 plus accrued interest totaling $539,000, to a new note payable agreement, with a scheduled maturity date of September 1, 2008, in the principal amount of $6,415,000.

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

Excluded from diluted loss per common share as of June 30, 2008 and 2007 were 52,782, 938 and 26,341,157 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 56,495,592 and 29,073,074 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2008 and 2007 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS No. 161 to have a material impact on its financial statements.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

Note 2.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist approximately of the following:

	June 30,	December 31,
	2008	2007
Laboratory equipment	$298,000	$1,378,000
Office equipment	60,000	220,000
Leasehold improvements	—	360,000
	358,000	1,958,000
Less: accumulated depreciation and amortization	(326,000)	(1,830,000)
	$32,000	$128,000

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Depreciation and amortization expense was approximately $10,000 and $35,000 for the three and six months ended June 30, 2008 respectively, and approximately $25,000 and $51,000 for the three and six months ended June 30, 2007 respectively.

Note 3.	Accounts Payable and Accrued Liabilities

Accounts Payable

During the quarter ended June 30, 2008, management identified invoices totaling $98,000 which related to services that were performed for the Company in the first quarter of 2007 that had not been previously recorded. These invoices were recorded during the quarter ended June 30, 2008, and as such are included in R&D expense for three and six months ended June 30, 2008 and in accounts payable as of June 30, 2008. Management has concluded that based on certain quantitative and qualitative factors, the understatement of expense did not result in a material misstatement of the Company’s 2007 interim or annual financial statements.

Accrued Liabilities

Accrued liabilities consist approximately of the following:

	June 30,	December 31,
	2008	2007
Payroll and employee benefits	$49,000	$82,000
Accrued interest	332,000	585,000
Insurance premium financing	16,000	22,000
Directors fees	80,000	60,000
Other	33,000	45,000
	$510,000	$794,000

Note 4.	Secured Notes Payable – Related Party

On April 13, 2006, a shareholder loaned $1,000,000 (the “Loan”) to the Company ($500,000 in cash and an additional $500,000 deposited with an escrow agent as a line of credit) represented by a note (the “4/13/06 Note”) issued by the Company to the shareholder in the principal amount of $1,000,000 (the “Principal”). The Note was originally due on July 7, 2006 (the “Maturity Date”) and bore annual interest at the rate of 8% payable on the Maturity Date. It was secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company. The Note and the Security Agreement were both dated April 13, 2006.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In accordance with Accounting Principals Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the relative fair value of the warrants issued in connection with the 1/09/08 Note, estimated to be approximately $117,000, was recorded as debt discount. In addition, the change in fair value of the 4/13/06 Warrant resulting from the modification of the terms, estimated at $18,000, was also recorded as debt discount. The total debt discount recorded will be amortized as interest expense over the term of the 1/09/08 Note using the effective interest method. During the six months ended June 30, 2008, the Company recorded approximately $90,000, based on the debt discount amortization during the period, and as of June 30, 2008, the unamortized debt discount balance was approximately $45,000.

Note 5.	Notes Payable

In December 2005, in connection with a license agreement with Surgica Corporation, the Company allegedly assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of June 30, 2008 the entire balance of the outstanding notes payable is reflected as a current liability, as all of the notes have maturity dates prior to June 30, 2009.

Year Ending December 31,	Notes Payable Maturities
2008	$419,000
2009	100,000
Total maturities	$519,000

Based on what the Company believes, among other things, to be a failure of consideration relating to the license agreement, the Company believes that it has no liability for these notes. An attorney representing the note holders has made a claim against the Company by letter. The Company has rejected this claim. Until a final determination is made with respect to the disposition of the notes, the Company will continue to carry them on its balance sheet.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

For the six months ended June 30, 2008, the Company received aggregate proceeds of $1,220,000 for the purchase of 23,662,221 shares of common stock and 23,662,221 warrants, subject to the terms of the SPA and RRA.

Note 7.	Stock Options

The Company did not grant options during the six months ended June 30, 2008. Stock option activity for the six months ended June 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	11,497,486	0.65	5.3
Issued	-	-
Cancelled	(74,339)	(0.91)
Exercised	-	-
Outstanding at June 30, 2008	11,423,147	$0.65	4.9
Exercisable at June 30, 2008	11,325,248	$0.66	4.8

During the three and six month periods ended June 30, 2008, the Company recognized approximately $3,000 and $4,300, respectively, in stock-based compensation expense. The charges in the comparable periods ended June 30, 2007 were $28,000 and $109,000, respectively. As of June 30, 2008, there was approximately $10,700 of unrecognized compensation expense related to unvested shared-based compensation arrangements which is expected to be fully recognized by the end of 2009.

Note 8.	Warrants to Purchase Common Stock

During the three and six months ended June 30, 2008, the Company granted warrants to purchase an aggregate of 9,201,813 and 23,662,221, respectively, of the Company’s common stock pursuant to the terms of a stock purchase agreement dated September 27, 2007 (See Note 6). Such warrants are exercisable at prices ranging from $0.04 to $0.07 per share and expire at various times through May 2013.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

No warrants were exercised during the three and six months ended June 30, 2008. A summary of warrant activity for the six months ended June 30, 2008 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2007	21,771,220	$0.40
Granted	26,100,221	$0.06
Exercised	—	$—
Expired	(2,798,996)	$(0.19)
Outstanding, June 30, 2008	45,072,445	$0.18

At June 30, 2008, the weighted-average remaining contractual life of the warrants was approximately 3.4 years.

Note 9.	Commitments and Contingencies

Facilities Lease Agreement

The Company leased its office and research facilities totaling 27,000 square feet under an operating lease which expired on April 30, 2008. The Company did not renew the facilities lease and has vacated the premises. As of June 30, 2008, the Company had accrued $14,000 in repair and maintenance costs related to the termination of this facilities lease. We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities.

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. As of June 30, 2008, our sub-lessee owed us approximately $200,000 for accrued unpaid rent. Due to the uncertainty regarding the collectibility of the amount owed, a reserve for the entire balance owed by the former sub-tenant has been recorded as of June 30, 2008.

Note 10.	Subsequent Events

Additional developments during the period July 1, 2008 through August 5, 2008 include the following:

•	The Company received proceeds of $355,000 for the purchase of 9,923,529 shares of common stock and 9,923,529 warrants pursuant to the SPA dated September 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-KSB for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2008. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

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

Results of Operations

Contract and Licensing Revenue. Revenues from product sales for the three and six months ended June 30, 2008 were $7,000, compared to $132,000 and $268,000 respectively for contract and licensing revenue for the comparable periods in 2007. Future revenues are subject to future collaborative development and licensing agreements.

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

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2008 were $574,000 and $1,125,000 respectively, compared to $628,000 and $1,273,000, respectively, for the comparable periods in 2007. We expect further decline from 2007 as a result of significantly reduced activity levels of clinical testing and regulatory consulting costs in 2008. We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2008 were $302,000 and $511,000, respectively, as compared to $352,000 and $671,000, respectively, for the comparable periods in 2007. We made significant reductions in administration expenses in the first two quarters of 2008. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced, including the cost of facilities. To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Operating Losses. For the three months ended June 30, 2008, we recorded a net loss applicable to common shareholders of $1,106,000 or $0.01 per share, as compared to a loss of $1,029,000 or $0.02 per share for the comparable period in 2007. For the six months ended June 30, 2008, we recorded a net loss applicable to common shareholders of $2,106,000 or $0.02 per share, as compared to a loss of $1,825,000 or $0.03 per share for the comparable period in 2007. The undeclared or imputed dividends in the six months ended June 30, 2008 was greater than the comparable period in 2007 as the result of a non-cash imputed dividend that resulted from repricing and extending the term of certain warrants in January 2008.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations.

Liquidity and Capital Resources

As of June 30, 2008, we had cash totaling $8,000, as compared to $22,000 at December 31, 2007. As of June 30, 2008, we had a working capital deficit of $8,474,000 compared to working capital of $7,862,000 at December 31, 2007.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2008. During the six months ended June 30, 2008, we did not purchase any capital equipment or leasehold improvements and do not anticipate that expenditures for these items will be increased significantly in 2008.

Our existing available cash as of June 30, 2008, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $1,790,000 as of June 30, 2008, as a result of that SPA.  Pursuant to the SPA, which has been our only source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 4 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

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

This funding was arranged by TAG, a registered investment advisor which advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Richard Adelson, Alan Farber and Kerry Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC, another of our principal stockholders. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock as of September 27, 2007, prior to the stock purchases subject to the SPA of September 27, 2007. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

As noted above, we believe our existing available cash as of June 30, 2008 will not be sufficient to meet our anticipated capital requirements during 2008. We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our former chief executive officer's firm, R. I. Heller & Co., LLC, $175,000 for his services. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

As a result of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. During the six months ended June 30, 2008, and through the date of this Quarterly Report on Form 10-Q, we have begun to implement additional controls and procedures, as outlined in “Management’s Report on Internal Controls Over Financial Reporting” in our 2007 Annual Report on Form 10-KSB, intended to remediate the material weaknesses discussed above and are continuing to assess additional controls that may be required to remediate these weaknesses.

As of June 30, 2008, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Although the Company has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that the material weaknesses have been remediated. Accordingly, Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of June 30, 2008. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of June 30, 2008.

Notwithstanding the identified material weaknesses, Company management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, we received an aggregate of $1,220,000 for the purchase of 23,662,221 common shares. In addition, between July 1, 2008 and August 5, 2008, we further received an aggregate of $355,000 for the purchase of 9,923,529 common shares. Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales. The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

As of August 5, 2008, we had used substantially all of the net proceeds which were generated from the sale of our securities pursuant to the SPA to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: August 19, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Chief Executive Officer

Date: August 19, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Principal Financial Officer