Form 10-Q
period 2008-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2008-11-19
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock issued and outstanding as of November 17, 2008 was 108,450,343.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS
		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2008 and 2007 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

Exhibit 10.6.4
Exhibit 10.6.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	September 30	December 31
	2008 (unaudited)	2007
Assets
Current assets:
Cash	$1,560	$21,936
Prepaid expenses and other current assets	59,011	33,419
Total current assets	60,571	55,355

Deposits	29,679	29,679
Equipment and leasehold improvements, net	28,311	128,100
Investment	520,000	520,000
Total assets	$638,561	$733,134

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$942,338	$827,626
Accrued liabilities	746,314	794,312
Secured note payable - related party, net of unamortized debt discount	6,414,837	5,876,000
Current maturities of notes payable	519,071	419,071
Total current liabilities	8,622,560	7,917,009

Notes payable, net of current maturities	—	100,000
Total liabilities	8,622,560	8,017,009
Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 65,646 shares issued and outstanding at September 30, 2008 and December 31, 2007 - liquidation preference of $9,677,215 and $9,464,500 at September 30, 2008 and December 31, 2007, respectively.	6,019,917	6,019,917
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 108,762,528 and 73,722,232 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,087,625	737,222
Additional paid-in capital	57,670,632	56,227,221
Accumulated deficit	(72,762,173)	(70,268,235))

Total stockholders' deficit	(7,983,999)	(7,283,875))
Total liabilities and stockholders’ deficit	$638,561	$733,134

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Contract revenue	$—	$14,500	$—	$282,118
Product and other income	17,213	—	23,968	—
Total revenues	17,213	14,500	23,968	282,118

Operating expenses:
Research and development	127,721	438,858	1,253,211	1,712,011
Selling, general and administrative	236,570	452,996	748,062	1,124,294
Total expenses	364,291	891,854	2,001,273	2,836,305

Net loss from operations	(347,078)	(877,354)	(1,977,305)	(2,554,187)

Other income (expense):
Interest and other income	194	—	194	145
Interest and other expense	(183,029)	(126,113)	(561,271)	(331,456)
Gain on sale of equipment	—	—	40,646	9,510
Gain on settlement	—	—	—	193,917
Total other income (expense)	(182,835)	(126,113)	(520,431)	(127,884)

Net loss	(529,913)	(1,003,467)	(2,497,736)	(2,682,071)

Undeclared, imputed and/or paid dividends on preferred stock	69,789	69,980	207,850	215,983

Net loss applicable to common shareholders	$(599,702)	$(1,073,447)	$(2,705,586)	$(2,898,054)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	105,944,857	67,809,204	93,614,046	68,113,966

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine months
	Ended
	September 30	September 30
	2008	2007
Operating activities
Net loss	$(2,497,736)	$(2,682,071)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	39,435	75,914
Share-based compensation expense	7,164	142,715
Debt discount amortization	135,449	—
Gain on sale of equipment	(40,646)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,592)	43,933
Rent receivable	—	39,527
Accounts payable	114,711	(395,169)
Accrued liabilities	490,839	345,738
Net cash used for operating activities	(1,776,376)	(2,429,413)

Investing activities:
Proceeds from sale of equipment	101,000	—
Net cash provided by investing activities	101,000	—

Financing activities:
Net proceeds from sale of common stock	1,655,000	—
Proceeds from issuance of debt - related party	—	2,414,484
Net cash provided by financing activities	1,655,000	2,414,484

Net decrease in cash	(20,376)	(14,929)
Cash at beginning of the period	21,936	73,495
Cash at end of the period	$1,560	$58,566

Supplemental disclosures of cash flow information
Interest paid	$2,129	$4,738
Non cash investing and financing activity
Issuance of common stock in settlement of indemnification obligation	$—	$61,067
Debt discount recorded in connection with issuance/amendment of warrants	$135,449	$—
Secured note payable-related party issued for payment of accrued interest	$538,837	$—

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2008, the Company incurred a net loss of approximately $2.5 million and at September 30, 2008, the Company had a working capital deficit of approximately $8.6 million. Our cash balance as of September 30, 2008 was $1,560 and, in combination with anticipated additional contract and license payments, are insufficient to meet our ongoing capital requirements.

From January 1, 2008 through September 30, 2008, required operating capital has been obtained through proceeds totaling $1,655,000 from equity purchases of common stock and warrants pursuant to a Stock Purchase Agreement entered into as of September 27, 2007. Between September 27, 2007 and December 31, 2007, the Company received proceeds of $570,000 for the purchase of 5,913,028 shares of common stock and 5,913,028 warrants pursuant to this Stock Purchase Agreement. Between October 1, 2008 and November 17, 2008, the Company received proceeds of $20,000 for the purchase of 608,295 shares of common stock and 608,295 warrants pursuant to this Stock Purchase Agreement.

Effective January 9, 2008, the Company converted a related party note payable with an outstanding principal balance of $5,876,000 plus accrued interest totaling $539,000, to a new note payable agreement, with a scheduled maturity date of September 1, 2008, in the principal amount of $6,415,000. On September 1, 2008, the scheduled maturity date of this note payable agreement was extended to March 31, 2009.

On October 2, 2008 and November 3, 2008, the Company received proceeds of $100,000 and $105,000, respectively, as loans. These loans are represented by unsecured notes issued by the Company. These notes are due on October 2, 2009 and November 3, 2009, respectively, and bear an annual interest rate of 8%. The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.05 and $0.04 per share respectively, at the discretion of the Company. As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 2,000,000 and 2,625,000 shares, respectively, of the Company’s common stock at an exercise price of $0.05 and $0.04 per share, respectively.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in each period subsequent to December 31, 2005, includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Share-Based Payment (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Periods prior to January 1, 2006 were not restated to reflect the impact of adopting the new standard.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Fair Value Measurement

The carrying value of the Company’s cash, accounts payable and short-term debt are measured at cost and approximate their respective fair values because of the short maturities of these instruments. Notes payable are recorded at cost which approximates their fair value.

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

Excluded from diluted loss per common share as of September 30, 2008 and 2007 were 75,919,613 and 26,341,157 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 67,791,167 and 28,713,074 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2008 and 2007 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial position, results of operations and cash flows as of and for the period ended September 30, 2008.

In December 2007, the FASB issued FSP No. EITF 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. We do not believe the adoption of EITF 07-1 will have a material impact on our financial position, results of operations, or cash flows.

In June 2007, the FASB issued FSP No. EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. Our adoption of EITF 07-3 on January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.

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
Notes to Condensed Financial Statements
(unaudited)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position, cash flows, and results of operations.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its financial position, cash flows, and results of operations.

Note 2.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist approximately of the following:

	September 30,	December 31,
	2008	2007
Laboratory equipment	$298,000	$1,378,000
Office equipment	60,000	220,000
Leasehold improvements	—	360,000
	358,000	1,958,000
Less: accumulated depreciation and amortization	(330,000)	(1,830,000)
	$28,000	$128,000

Proceeds from the sale of equipment were approximately $0 and $101,000 for the three and nine months ended September 30, 2008, respectively. Gains from the sale of equipment were approximately $0 and $41,000 for the three and nine months ended September 30, 2008, respectively. The Company did not sell any equipment in 2007.

Depreciation and amortization expense was approximately $4,000 and $39,000 for the three and nine months ended September 30, 2008 respectively, and approximately $25,000 and $76,000 for the three and nine months ended September 30, 2007 respectively.

Note 3.	Accounts Payable and Accrued Liabilities

Accounts Payable

During the quarter ended June 30, 2008, Management identified expenses totaling $98,000 related to services performed for the Company in the first quarter of 2007 that had not been previously recorded. These expenses were recorded during the quarter ended June 30, 2008, and as such are included in R&D expense for the nine months ended September 30, 2008, and in accounts payable as of September 30, 2008. Management has concluded that, based on certain quantitative and qualitative factors, this understatement of expense did not result in a material misstatement of the Company’s 2007 interim or annual financial statements.

During the quarter ended September 30, 2008, Management identified expenses totaling $37,000 related to legal services performed for the Company in the first and second quarters of 2008 that had not been previously recorded. These expenses were recorded during the quarter ended September 30, 2008, and as such are included in selling, general and administrative expense for the three and nine months ended September 30, 2008, and in accrued liabilities as of September 30, 2008. Management has concluded that, based on certain quantitative and qualitative factors, this understatement of expense did not result in a material misstatement of the Company’s financial statements for the first and second quarters of 2008.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Accrued Liabilities

Accrued liabilities consist approximately of the following:

	September 30,	December 31,
	2008	2007
Payroll and employee benefits	$65,000	$82,000
Accounting & Professional Fees	47,000	23,000
Accrued interest	469,000	585,000
Insurance premium financing	43,000	22,000
Directors fees	90,000	60,000
Other	32,000	22,000
	$746,000	$794,000

Note 4.	Secured Notes Payable – Related Party

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

As consideration for the Loan, the Company granted a warrant (the “4/13/06 Warrant”) to the shareholder to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The fair value of the 4/13/06 Warrant, estimated to be $70,000, was recognized as interest over the original term of the note. The shareholder’s counsel acts as the escrow agent and now serves as our outside general counsel. Through December 31, 2007, the 4/13/06 Note had been amended seven times so that as of December 31, 2007, the outstanding principal balance was $5,876,000, and had a scheduled maturity date of January 10, 2008.

Effective January 9, 2008, the Company replaced the 4/13/06 Note by issuing a new note (the “1/09/08 Note”) in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding balance plus the then outstanding $539,000 of accrued interest on the 4/13/06 Note. The 1/09/08 Note bears annual interest at the rate 8%, the same as did the 4/13/06 Note, and matures on September 1, 2008. The 1/09/08 Note is secured in the same manner as was the 4/13/06 Note. On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In accordance with Accounting Principals Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the relative fair value of the warrants issued in connection with the 1/09/08 Note, estimated to be approximately $117,000, was recorded as debt discount. In addition, the change in fair value of the 4/13/06 Warrant resulting from the modification of the terms, estimated at $18,000, was also recorded as debt discount. The fair value of these warrants was estimated on the date of grant using the Black Scholes option valuation model with the following assumptions:

	April 2006 Issuance	January 2008 Modification	January 2008 Issuance
	4/13/06 Warrant	4/13/06 Warrant	1/09/08 Warrant
Expected annual dividends	0%	0%	0%
Risk-free interest rate	4.9%	3.0%	2.7%
Expected term (in years)	3.0	1.3	3.1
Expected Volatility	90.0%	157.0%	157.0%

The total debt discount recorded will be amortized as interest expense over the term of the 1/09/08 Note using the effective interest method. During the nine months ended September 30, 2008, the Company recorded non-cash interest expense of approximately $135,000, based on the debt discount amortization during the period, and as of September 30, 2008, the debt discount balance was fully amortized.

Note 5.	Notes Payable

In December 2005, in connection with a license agreement with Surgica Corporation for the rights to certain intellectual property, the Company allegedly assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and mature at various dates through January 2009. As of September 30, 2008 the entire balance of the outstanding notes payable is reflected as a current liability, as all of the notes have maturity dates prior to June 30, 2009.

Year Ending December 31,	Notes Payable Maturities
2008	$419,000
2009	100,000
Total maturities	$519,000

Based on what the Company believes, among other things, to be a failure of consideration relating to the license agreement, the Company believes that it has no liability for these notes. On October 15, 2008, the noteholders instituted suit against the Company in Superior Court of California, County of Sacramento seeking payment of these notes. The name of the case is Lou Matson, Mary Matson, and Don Brandon v Protein Polymer Technologies, Inc, Case Number 34-2008-00022190. The Company is defending this action. Until a final determination is made with respect to the disposition of the notes, the Company will continue to carry them on its balance sheet.

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

For the nine months ended September 30, 2008, the Company received aggregate proceeds of $1,655,000 for the purchase of 35,040,296 shares of common stock and 35,040,296 warrants, subject to the terms of the SPA and RRA.

Note 7.	Stock Options

The Company did not grant options during the nine months ended September 30, 2008. Stock option activity for the nine months ended September 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	11,497,486	0.65	5.3
Issued	-	-
Cancelled	(156,839)	(1.14)
Exercised	-	-
Outstanding at September 30, 2008	11,340,647	$0.65	4.6
Exercisable at September 30, 2008	11,269,633	$0.65	4.6

During the three and nine month periods ended September 30, 2008, the Company recognized approximately $2,900 and $7,200, respectively, in stock-based compensation expense. The charges in the comparable periods ended September 30, 2007 were $24,000 and $133,000, respectively. As of September 30, 2008, there was approximately $7,700 of unrecognized compensation expense related to unvested shared-based compensation arrangements which is expected to be fully recognized by the end of 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 8.	Warrants to Purchase Common Stock

During the three and nine months ended September 30, 2008, the Company granted warrants to purchase an aggregate of 11,378,075 and 35,040,296, respectively, of the Company’s common stock pursuant to the terms of a stock purchase agreement dated September 27, 2007 (See Note 6). Such warrants are exercisable at prices ranging from $0.04 to $0.07 per share and expire at various times through August 2013.

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

No warrants were exercised during the three and nine months ended September 30, 2008. A summary of warrant activity for the nine months ended September 30, 2008 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2007	21,771,220	$0.40
Granted	37,478,295	$0.08
Exercised	—	$—
Expired	(2,798,996)	$(0.18)
Outstanding, September 30, 2008	56,450,519	$0.16

At September 30, 2008, the weighted-average remaining contractual life of the warrants was approximately 3.5 years.

Note 9.	Commitments and Contingencies

Facilities Lease Agreement

The Company leased its office and research facilities totaling 27,000 square feet under an operating lease which expired on April 30, 2008. The Company did not renew the facilities lease and has vacated the premises. As of September 30, 2008, the Company had accrued $14,000 in repair and maintenance costs related to the termination of this facilities lease. We are currently exploring arrangements to relocate our administrative offices and outsource our laboratory and production facilities.

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. As of September 30, 2008, our former sub-lessee owed us approximately $200,000 for accrued unpaid rent. Due to the uncertainty regarding the collectibility of the amount owed, the entire balance is fully reserved as of September 30, 2008.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 10.	Subsequent Events

Additional developments during the period October 1, 2008 through November 11, 2008 include the following:

•
On October 2, 2008, the Company received proceeds of $100,000 as a loan from clients of TAG Virgin Islands, Inc. (hereafter “TAG”). This loan is represented by an unsecured note (the “10/02/08 Note”) issued by the Company. The note is due on October 2, 2009 and bears an annual interest rate of 8%. The interest and principal are payable on the maturity date, either in cash or common stock at a rate of $0.05 per share, at the discretion of the Company. As consideration for the loan, the Company granted a warrant (the “10/02/08 Warrant”) to the noteholders to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

On November 3, 2008, the Company received proceeds of $105,000 as a loan from clients of TAG Virgin Islands, Inc. (hereafter “TAG”). This loan is represented by an unsecured note (the “11/03/08 Note”) issued by the Company. The note is due on November 3, 2009 and bears an annual interest rate of 8%. The interest and principal are payable on the maturity date, either in cash or common stock at a rate of $0.04 per share, at the discretion of the Company. As consideration for the loan, the Company granted a warrant (the “11/03/08 Warrant”) to the noteholders to purchase an aggregate of 2,625,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

TAG Virgin Islands, Inc. is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 56.2% of our common stock as of November 17, 2008. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

•
On October 15, 2008, certain noteholders instituted suit against the Company in Superior Court of California, County of Sacramento, seeking payment of outstanding notes payable allegedly owed by the Company. The Company is defending this action, and believes that it has no liability for these notes, based on, among other things, a failure of consideration for the related December 2005 licensing agreement with Surgica Corporation. Until a final determination is made with respect to the disposition of the notes, the Company will continue to carry them on its balance sheet.

•
On October 30, 2008, the Company repurchased 920,480 common shares and a collective total of 45,408 Series D, F, H, and I preferred shares held by Johnson & Johnson Development Corporation, a beneficial owner of more than 5% of the common stock and preferred stock on an as converted basis, for $5,000. These shares represent all outstanding shares held by this shareholder.

•
On November 12, 2008, the Company received proceeds of $10,000 from an affiliate of one of our board directors for the purchase of 285,714 shares of common stock and 285,714 warrants pursuant to the SPA dated September 27, 2007.

•
On November 17, 2008, the Company received proceeds of $10,000 from one of our board directors for the purchase of 322,581 shares of common stock and 322,581 warrants pursuant to the SPA dated September 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-KSB for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2008. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

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

Results of Operations

Revenues. Revenues from product sales for the three and nine months ended September 30, 2008 were $17,000 and $24,000 respectively, compared to $15,000 and $282,000 respectively for contract and licensing revenue for the comparable periods in 2007. Future revenues are subject to future collaborative development and licensing agreements.

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

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2008 were $128,000 and $1,253,000 respectively, compared to $439,000 and $1,712,000, respectively, for the comparable periods in 2007. We expect further decline from 2007 expense levels as a result of significantly reduced activity levels of clinical testing and regulatory consulting costs in 2008. We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were $237,000 and $748,000, respectively, as compared to $453,000 and $1,124,000, respectively, for the comparable periods in 2007. We made significant reductions in administration expenses in the first two quarters of 2008. Several highly compensated positions were eliminated and all non-mission sensitive expenses were reviewed and either eliminated or reduced, including the cost of facilities. To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Operating Losses. For the three months ended September 30, 2008, we recorded a net loss applicable to common shareholders of $600,000 or $0.01 per share, as compared to a loss of $1,073,000 or $0.02 per share for the comparable period in 2007. For the nine months ended September 30, 2008, we recorded a net loss applicable to common shareholders of $2,706,000 or $0.03 per share, as compared to a loss of $2,898,000 or $0.04 per share for the comparable period in 2007.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations.

Liquidity and Capital Resources

As of September 30, 2008, we had cash totaling approximately $2,000, as compared to $22,000 at December 31, 2007. As of September 30, 2008, we had a working capital deficit of $8,562,000 compared to a working capital deficit of $7,862,000 at December 31, 2007.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2008. During the nine months ended September 30, 2008, we did not purchase any capital equipment or leasehold improvements, and received proceeds from the sale of equipment of $101,000. We do not anticipate significant expenditures for capital equipment or leasehold improvements for the remainder of 2008.

Our existing available cash as of September 30, 2008, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $2,245,000 as of November 17, 2008, as a result of that SPA. Pursuant to the SPA, which has been our main source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased. We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 4 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

As of January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000. This amount included the then $5,876,000 outstanding principal balance plus the then outstanding $539,000 in accrued interest on the old note. The new note bears annual interest at the rate 8%, the same as did the old note, matures on September 1, 2008 and is secured in the same manner as was the old note. On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009. As consideration for Mr. Szulik agreeing to accept the new note, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

On October 2, 2008 and November 3, 2008, the Company received proceeds of $100,000 and $105,000, respectively as loans from clients of TAG. These loans are represented by unsecured notes issued by the Company. These notes are due on October 2, 2009 and November 3, 2009, respectively, and bear an annual interest rate of 8%. The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.05 and $0.04 per share respectively, at the discretion of the Company. As consideration for the loan, the Company granted warrants to the noteholders to purchase an aggregate of 2,000,000 and 2,625,000 shares, respectively, of the Company’s common stock at an exercise price of $0.05 and $0.04 per share, respectively.

TAG Virgin Islands, Inc. is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 56.2% of our common stock as of November 17, 2008. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

As noted above, we believe our existing available cash as of September 30, 2008 will not be sufficient to meet our anticipated capital requirements during 2008. We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our former chief executive officer's firm, R. I. Heller & Co., LLC, $175,000 for his services. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

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

As of September 30, 2008, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of September 30, 2008. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of September 30, 2008.

Notwithstanding the identified material weaknesses, Company management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

On October 15, 2008, certain noteholders instituted suit against the Company in Superior Court of California, County of Sacramento, seeking payment of outstanding notes payable allegedly owed by the Company. The Company is defending this action, and believes that it has no liability for these notes, based on, among other things, a failure of consideration for the related December 2005 licensing agreement with Surgica Corporation. Until a final determination is made with respect to the disposition of the notes, the Company will continue to carry them on its balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, we received an aggregate of $1,655,000 for the purchase of 35,040,296 common shares. On October 2, 2008 and November 3, 2008 we sold notes in the principal amounts of $100,000 and $105,000 and issued warrants in connection therewith to purchase 2,000,000 and 2,625,000 shares of our common stock, respectively. In addition, between October 1, 2008 and November 17, 2008, we further received an aggregate of $20,000 for the purchase of 608,295 common shares. Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales. The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

As of November 18, 2008, we had used substantially all of the net proceeds which were generated from the sale of our securities pursuant to the SPA to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
10.6.1*	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.
10.6.2*	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.
10.6.3*	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.
10.6.4	Form of Promissory Note issued to noteholders, dated as of October 2, 2008 and November 3, 2008.
10.6.5	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Note issued to noteholders, dated as of October 2, 2008 and November 3, 2008.
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2007, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: November 19, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Chief Executive Officer

Date: November 19, 2008	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Principal Financial Officer