Form 10-Q
period 2009-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2009-05-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

The number of shares of the registrant’s common stock issued and outstanding as of May 20, 2009 was 112,959,272.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	4
	Condensed Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

SIGNATURES		26

Exhibit 10.6.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Note: Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.  The required review of the Company’s financial information could not be completed without incurring undue hardship and expense. The registrant undertakes the responsibility to file an amended Form 10-Q for this period when the review is completed.  The Company will include the review report of its independent public accountant with the amended filing.

Protein Polymer Technologies, Inc.
Condensed Balance Sheets
(unaudited)

	March 31	December 31
	2009	2008
Assets
Current assets:
Cash	$1,507	$1,291
Prepaid expenses and other current assets	90,539	64,690
Total current assets	92,046	65,981

Equipment and leasehold improvements, net	20,747	24,429
Investment	520,000	520,000
Total assets	$632,793	$610,410

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$976,900	$919,435
Accrued liabilities	1,029,460	844,073
Secured note payable - related party, net of unamortized debt discount	6,414,837	6,414,837
Notes payable - Surgica	519,071	519,071
Notes payable - other, net of unamortized debt discount	284,318	164,969
Total current liabilities	9,224,586	8,862,385
Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 20,237 shares issued and outstanding at March 31, 2009 and December 31, 2008 - liquidation preference of $2,084,032 and $2,082,930 at March 31, 2009 and December 31, 2008, respectively.	1,834,299	1,834,299
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 112,959,272 and 109,387,843 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,129,593	1,093,878
Additional paid-in capital	62,144,795	62,029,242
Accumulated deficit	(73,700,480)	(73,209,394)
Total stockholders' deficit	(8,591,793)	(8,251,975)
Total liabilities and stockholders’ deficit	$632,793	$610,410

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Product and other income	$535	$-
Total revenues	535	-

Operating expenses:
Research and development	17,655	551,974
Selling, general and administrative	300,265	209,311
Total expenses	317,920	761,285

Net loss from operations	(317,385)	(761,285)

Other income (expense):
Interest and other expense	(173,701)	(169,928)
Total other income (expense)	(173,701)	(169,928)

Net loss	(491,086)	(931,213)

Undeclared, imputed and/or paid dividends on preferred stock	1,102	69,030

Net loss applicable to common shareholders	$(492,188)	$(1,000,243)

Basic and diluted net loss per common share	$(0.004)	$(.012)

Weighted average number of common shares outstanding – basic and diluted	112,483,081	80,179,370

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
	2009	2008
Operating activities:
Net loss	$(491,086)	$(931,213)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	3,683	25,094
Share-based compensation expense	1,454	1,236
Debt discount amortization	29,163	20,134
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,849)	(20,605)
Accounts payable	57,465	(55,094)
Accrued liabilities	185,386	171,058
Net cash used for operating activities	(239,782)	(789,390)

Financing activities:
Net proceeds from sale of common stock	75,000	775,000
Net proceeds from issuance of note payable	165,000	-
Net cash provided by financing activities	240,000	775,000

Net increase (decrease) in cash	216	(14,390)
Cash at beginning of the period	1,291	21,936
Cash at end of the period	$1,507	$7,546

Supplemental disclosures of cash flow information
Interest paid	$444	$659
Non cash investing and financing activity
Debt discount recorded in connection with issuance/amendment of warrants	$74,814	$135,449
Secured note payable-related party issued for payment of accrued interest	$-	$538,837

The accompanying notes are an integral part of these financial statements

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q  under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company’s unaudited financial statements.  The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which has yet to be filed with the U.S. Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.  The required review of the Company’s financial information could not be completed without incurring undue hardship and expense. The registrant undertakes the responsibility to file an amended Form 10-Q for this period when the review is completed.  The Company will include the review report of its independent public accountant with the amended filing.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2009, the Company incurred a net loss of approximately $491,000, and at March 31, 2009, the Company had a working capital deficit of approximately $9.1 million. Our cash balance as of March 31, 2009 was $1,507 and, in combination with anticipated additional contract and license payments, is insufficient to meet our ongoing capital requirements.

From January 1, 2009 through March 31, 2009, required operating capital has been obtained through proceeds totaling $75,000 from equity purchases of 3,571,429 shares of common stock and 3,571,429 warrants pursuant to a Stock Purchase Agreement entered into as of September 27, 2007. Between September 27, 2007 and December 31, 2008, the Company received proceeds of $2,282,500 for the purchase of 42,499,119 shares of common stock and 42,499,119 warrants pursuant to this Stock Purchase Agreement.

Effective January 9, 2008, the Company converted a related party note payable with an outstanding principal balance of $5,876,000 plus accrued interest totaling $539,000, to a new note payable agreement, with a scheduled maturity date of September 1, 2008, in the principal amount of $6,415,000.  On September 1, 2008, the scheduled maturity date of this note payable agreement was extended to March 31, 2009.  On March 31, 2009, the maturity date was extended to September 30, 2009.

On February 6, 2009 and March 18, 2009, the Company received proceeds of $80,000 and $85,000, respectively, as loans.  These loans are represented by unsecured notes issued by the Company.  These notes are due on February 5, 2010 and March 17, 2010, respectively, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.02 and $0.02 per share, respectively, at the discretion of the Company.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 4,000,000 and 4,250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.02 and $0.02 per share, respectively.

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

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and reevaluates such determinations at each balance-sheet date. Marketable equity securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Investments, for which market prices are not available, are valued and reported at cost in periods subsequent to acquisition. No gains or losses are recognized until the securities are sold.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Fair Value Measurement

The carrying value of the Company’s cash, accounts payable, and short-term debt are measured at cost and approximate their respective fair values because of the short maturities of these instruments. Notes payable are recorded at cost which approximates their fair value.

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

Excluded from diluted loss per common share as of March 31, 2009 and 2008 were 5,102,639 and 62,037,741 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase  3,507,500 and 77,861,094 shares of common stock, respectively, because the effect would be anti-dilutive.  For purposes of this calculation, net loss in 2009 and 2008 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective with respect to financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  For non-financial assets and liabilities, the effective date of SFAS No. 157 has been deferred until fiscal years beginning after November 15, 2008.  Our adoption of SFAS No. 157 with respect to financial assets and liabilities on January 1, 2008 did not have a material affect on our financial statements.  The Company adopted SFAS No. 157 with respect to non-financial assets and liabilities on January 1, 2009, and is in the process of assessing the impact of SFAS No. 157, if any, on our financial position, results of operations, and cash flows.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s March 31, 2009 financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial position, results of operations and cash flows as of and for the period ended March 31, 2009.

In December 2007, the FASB issued FSP No. EITF 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  The Company adopted EITF 07-1 on January 1, 2009, and is in the process of assessing the impact of EITF 07-1, if any, on our financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company adopted SFAS No. 141 (R) on January 1, 2009, and is in the process of assessing the impact of SFAS No. 141 (R), if any, on our financial position, results of operations, and cash flows.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  The Company adopted SFAS No. 160 on January 1, 2009, and is in the process of assessing the impact of SFAS No. 160, if any, on our financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  The Company adopted SFAS No. 161 on January 1, 2009, and is in the process of assessing the impact of SFAS No. 161, if any, on our financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS 142-3 on January 1, 2009, and is in the process of assessing the impact of FSP FAS 142-3, if any, on our financial position, results of operations, and cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company adopted FSP APB 14-1 on January 1, 2009, and is in the process of assessing the impact of FSP APB 14-1, if any, on our financial position, results of operations, and cash flows.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”), which requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company adopted SFAS No. 163 on January 1, 2009, and is in the process of assessing the impact of SFAS No. 163, if any, on our financial position, results of operations, and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company adopted EITF 03-6-1on January 1, 2009, and is in the process of assessing the impact of EITF 03-6-1, if any, on our financial position, results of operations, and cash flows.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-5").  EITF No. 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009, and is in the process of assessing the impact of EITF 07-5, if any, on our financial position, results of operations, and cash flows.

Note 2. Equipment

Equipment consists approximately of the following:

	March 31,	December 31,
	2009	2008
Laboratory equipment	$298,000	$298,000
Office equipment	60,000	60,000
	358,000	358,000
Less: accumulated depreciation and amortization	(337,000)	(334,000)
	$21,000	$24,000

The Company did not sell or otherwise dispose of any equipment during the three months ended March 31, 2009.  The Company recorded a net gain on the sale of equipment of approximately $41,000 during 2008.

Depreciation and amortization expense was approximately $3,000 and $25,000 for the three months ended March 31, 2009 and 2008, respectively.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 3. Accrued Liabilities

Accrued liabilities consist approximately of the following:

	March 31,	December 31,
	2009	2008
Payroll and employee benefits	$52,000	67,000
Accounting & Professional Fees	21,000	-
Accrued interest	753,000	610,000
Insurance premium financing	47,000	27,000
Directors fees	110,000	100,000
Other	46,000	40,000
	$1,029,000	844,000

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

Effective January 9, 2008, the Company replaced the 4/13/06 Note by issuing a new note (the “1/09/08 Note”) in the principal amount of $6,415,000.  This amount included the then $5,876,000 outstanding balance plus the then outstanding $539,000 of accrued interest on the 4/13/06 Note.  The 1/09/08 Note bears annual interest at the rate 8%, the same as did the 4/13/06 Note, and matures on September 1, 2008.  The 1/09/08 Note is secured in the same manner as was the 4/13/06 Note.  On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009.  On March 31, 2009, the scheduled maturity date of the 1/09/09 Note was further extended to September 30, 2009.  As of March 31, 2009, the amount due on the 1/09/09 includes the original $6,415,000 outstanding balance plus $629,000 of accrued interest.

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

The total debt discount recorded was amortized as interest expense over the original term of the 1/09/08 Note using the effective interest method, and, as of September 30, 2008, the debt discount was fully amortized.

Note 5. Notes Payable

On the following dates, the Company has received proceeds in the following amounts as loans from clients of TAG Virgin Islands, Inc. (hereafter “TAG”):

Date	Amount	Conversion Price
October 2, 2008	$100,000	$0.05
November 3, 2008	105,000	0.04
December 11, 2008	25,000	0.04
December 31, 2008	55,867	0.02
February 6, 2009	80,000	0.02
March 18, 2009	85,000	0.02
Total	$450, 867

These loans are represented by unsecured notes issued by the Company.  These notes have a maturity term of one year, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at the conversion prices indicated in the table above at the discretion of the Company.

As consideration for the loans, the Company granted warrants to the noteholders to purchase shares in the following aggregate amounts and exercise prices:

Date	Amount	Exercise Price
October 2, 2008	2,000,000	$0.05
November 3, 2008	2,625,000	0.04
December 11, 2008	625,000	0.04
December 31, 2008	2,793,350	0.02
February 6, 2009	4,000,000	0.02
March 18, 2009	4,250,000	0.02
Total	16,293,350

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

In accordance with Accounting Principals Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the relative fair values of the warrants issued in connection with these notes, estimated to be approximately $204,000, were recorded as debt discount.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	10/02/08 Warrant	11/03/08 Warrant	12/11/08 Warrant	12/31/08 Warrant	2/06/09 Warrant	3/18/09 Warrant
Expected annual dividends	0%	0%	0%	0%	0%	0%
Risk-free interest rate	1.9%	1.5%	1.1%	1.1%	1.4%	1.3%
Expected term (in years)	3.0	3.0	3.0	3.0	3.0	3.0
Expected Volatility	157.0%	157.0%	157.0%	157.0%	157.0%	157.0%

The total debt discount recorded will be amortized as interest expense over the expected term of the notes using the effective interest method.

During the three months ended March 31, 2009, the Company recorded non-cash interest expense of approximately $29,000 based on the debt discount amortization.

In December 2005, in connection with a license agreement with Surgica Corporation for the rights to certain intellectual property, the Company allegedly assumed several notes payable agreements. The notes bear interest at rates ranging from 6% to 10%, and were scheduled to mature through January 2009.

Year Ending December 31,	Notes Payable Maturities
2008	419,000
2009	100,000
Total maturities	$519,000

On October 15, 2008, the noteholders instituted suit against the Company in Superior Court of California, County of Sacramento seeking payment of these notes.  The name of the case is Lou Matson, Mary Matson, and Don Brandon v Protein Polymer Technologies, Inc, Case Number 34-2008-00022190.  The Company defended this action, alleging, among other things, that it had no liability for these notes.  Until a final determination was made with respect to the disposition of the notes, the Company continued to carry them on its balance sheet.  On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.  Accordingly, as of March 31, 2009, the entire balance of the outstanding notes payable in addition to the accrued interest thereon was still reflected as a current liability.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6. Common Stock

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007, with TAG as agent for certain purchasers of the Company’s common stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock as of September 27, 2007, prior to the stock purchases subject to the SPA. The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the purchaser also will receive a warrant to purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 110% of the purchase price paid by the purchase.

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

For the three months ended March 31, 2009, the Company received aggregate proceeds of $75,000 for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA and RRA.

Note 7. Stock Options

The Company did not grant options during the three months ended March 31, 2009.  Stock option activity for the three months ended March 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,507,500	$0.68	4.40
Issued	-
Cancelled	-
Exercised	-
Outstanding at March 31, 2009	3,507,500	0.68	4.15
Exercisable at March 31, 2009	3,498,587	$0.68	4.14

During the three month periods ended March 31, 2009 and 2008, respectively, the Company recognized $1,454 and $1,236 in stock-based compensation expense.  As of March 31, 2009, there was $969 of unrecognized compensation expense related to unvested shared-based compensation arrangements which is expected to be fully recognized by the end of 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 8. Warrants to Purchase Common Stock

During the three months ended March 31, 2009, the Company granted warrants to purchase an aggregate of 3,571,429 of the Company’s common stock pursuant to the terms of a stock purchase agreement dated September 27, 2007 (See Note 6).  Such warrants are exercisable at a price of $0.02 per share and expire in January 2014.

The Company also granted warrants to purchase an aggregate of 8,250,000 shares of the Company’s common stock pursuant to the terms of two note agreements dated February 5, 2009 and March 18, 2009 (see Note 5).  Such warrants are exercisable at a price of $0.02 per share and expire in February and March 2012, respectively.

No warrants were exercised during the three months ended March 31, 2009. A summary of warrant activity for the three months ended March 31, 2009 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2008	66,039,664	$0.14
Granted	11,821,429	$0.02
Exercised	-	$-
Expired	-	$-
Outstanding, March 31, 2009	77,861,093	$0.12

At March 31, 2009, the weighted-average remaining contractual life of the warrants was approximately 3.1 years.

Note 9. Commitments and Contingencies

Facilities Lease Agreement

The Company leased its office and research facilities totaling 27,000 square feet under an operating lease which expired on April 30, 2008. The Company did not renew the facilities lease and has vacated the premises. As of March 31, 2009, the Company had accrued $25,000 in repair and maintenance costs related to the termination of this facilities lease. We are currently exploring arrangements to relocate our administrative offices and are outsourcing our laboratory and production facilities.

Through April 30, 2008, the Company subleased 6,183 square feet of its office and research facilities under a month-to-month arrangement for $13,000 per month plus utilities. As of March 31, 2009, our former sub-lessee owed us approximately $200,000 for accrued unpaid rent. Due to the uncertainty regarding the collectibility of the amount owed, the entire balance is fully reserved as of March 31, 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 10. Subsequent Events

Additional developments during the period April 1, 2009 through May 20, 2009 include the following:

•
On April 20, 2009, the Company received proceeds of $100,000 as a loan from clients of TAG.  This loan is represented by an unsecured note issued by the Company.  The note is due on April 19, 2010 and bears an annual interest rate of 8%.  The interest and principal are payable on the maturity date, either in cash or common stock at a rate of $0.020 per share, at the discretion of the Company.  As consideration for the loan, the Company granted a warrant to the noteholders to purchase an aggregate of 5,000,000 shares of the Company’s common stock at an exercise price of $0.020 per share.

•
On May 7, 2009, the Company received proceeds of $50,000 as a loan from clients of TAG.  This loan is represented by an unsecured note issued by the Company.  The note is due on May 6, 2010 and bears an annual interest rate of 8%.  The interest and principal are payable on the maturity date, either in cash or common stock at a rate of $0.026 per share, at the discretion of the Company.  As consideration for the loan, the Company granted a warrant to the noteholders to purchase an aggregate of 1,923,077 shares of the Company’s common stock at an exercise price of $0.026 per share.

•
See Note 5 for information relating to the pending dismissal of litigation against the Company relating to the Company’s alleged liability for notes issued in connection with the Company’s transactions with Surgica Corporation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which has yet to be filed with the U.S. Securities and Exchange Commission. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2008. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.  The required review of the Company’s financial information could not be completed without incurring undue hardship and expense. The registrant undertakes the responsibility to file an amended Form 10-Q for this period when the review is completed.  The Company will include the review report of its independent public accountant with the amended filing.

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

Results of Operations

Revenues. Revenues from product sales for the three months ended March 31, 2009 were $535 compared to $0 revenue generated in the comparable period in 2008. Future revenues are subject to future collaborative development and licensing agreements.

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

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 and 2008, respectively, were approximately $18,000 and $552,000.  We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively, were approximately $300,000 and $209,000.  To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Operating Losses. For the three months ended March 31, 2009, we recorded a net loss applicable to common shareholders of $492,000 or $0.004 per share, as compared to a loss of $1,018,474 or $0.012 per share for the comparable period in 2008.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations.

Liquidity and Capital Resources

As of March 31, 2009 and 2008, respectively, we had cash totaling approximately $2,000 and $8,000. As of March 31, 2009, we had a working capital deficit of $9,133,000 compared to a working capital deficit of $8,796,000 at December 31, 2008.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of March 31, 2009. During the three months ended March 31, 2009, we did not purchase or sell any capital equipment or leasehold improvements.  We do not anticipate significant expenditures for capital equipment or leasehold improvements for the remainder of 2009.

Our existing available cash as of March 31, 2009, and continuing contractual commitments, are insufficient to meet our anticipated funding requirements. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $2,357,500 as of May 20, 2009, as a result of that SPA.  Pursuant to the SPA, which has been our main source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased. As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased.  We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants. Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 4 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

As of January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000.  This amount included the then $5,876,000 outstanding principal balance plus the then outstanding $539,000 in accrued interest on the old note.  The new note bears annual interest at the rate 8%, the same as did the old note, matures on September 1, 2008 and is secured in the same manner as was the old note.  On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009, and on March 31, 2009, the scheduled maturity date was extended to September 30, 2009.  As consideration for Mr. Szulik agreeing to accept the new note, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

On February 6, 2009 and March 18, 2009, the Company received proceeds of $80,000 and $85,000, respectively, as loans from clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due on February 5, 2010 and March 17, 2010, respectively, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.02 per share, at the discretion of the Company.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 4,000,000 and 4,250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.02 per share.

TAG is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock.  Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 57.9% of our common stock as of May 20, 2009.  TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules.  TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority.  TAG expressly disclaims beneficial ownership of any shares owned by its clients.

As noted above, we believe our existing available cash as of March 31, 2009 will not be sufficient to meet our anticipated capital requirements during 2009.  We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. We currently owe our former chief executive officer's firm, R. I. Heller & Co., LLC, $125,000 for his services. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

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

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on May 12, 2008), Company management identified material weaknesses in our internal accounting control over financial reporting as of December 31, 2007, including:

•	Pervasive, entity-level control deficiencies across key COSO components in the Company’s control environment, including:

•	Controls over the period-end financial closing and reporting processes;

•	Controls over managerial override;

•	Controls to prevent or reduce the risk of fraudulent activity;

•	Controls to monitor other controls, including the role of the Board of Directors; and

•	Controls related to risk assessment.

•	An absence of independence and financial expertise on the Board of Directors, limiting its ability to provide effective oversight.

•	An absence of a formalized process to manage the Company’s internal controls over financial reporting and become compliant with Section 404 of the Sarbanes-Oxley Act.

•	Inadequate controls over the period-end financial close and reporting processes;

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

As of March 31, 2009, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of March 31, 2009. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of March 31, 2009.

Notwithstanding the identified material weaknesses, Company management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

On October 15, 2008, certain alleged noteholders instituted suit against the Company in Superior Court of California, County of Sacramento, seeking payment of outstanding notes payable allegedly owed by the Company. The name of the case is Lou Matson, Mary Matson, and Don Brandon v Protein Polymer Technologies, Inc, Case Number 34-2008-00022190.  On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we received an aggregate of $75,000 for the purchase of 3,571,429 common shares and 3,571,429 warrants to purchase our common stock.  On February 6, 2009 and March 18, 2009 we sold notes in the principal amounts of $80,000 and $85,000 and issued warrants in connection therewith to purchase 4,000,000 and 4,250,000 shares of our common stock, respectively.  Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales.  The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

As of May 20, 2009, we had used substantially all of the net proceeds which were generated from the sale of our securities described in the preceding paragraph to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
10.6.1*	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.

10.6.2*	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.

10.6.3*	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.

10.6.4**	Form of Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, December 31, 2008, February 6, 2009, March 18, 2009, April 20, 2009, and May 7, 2009.

10.6.5**
Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, December 31, 2008, February 6, 2009, March 18, 2009, April 20, 2009, and May 7, 2009.

10.6.6	Secured Promissory Note Replacement Agreement, dated as of March 31, 2009, between the Company and Matthew J. Szulik.

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2008, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.
**	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 000-19724, as filed with the Commission on November 19, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: May 20, 2009	By:	/s/ James B. McCarthy James B. McCarthy
Interim Chief Executive Officer

Date: May 20, 2009	By:	/s/ James B. McCarthy James B. McCarthy
Interim Principal Financial Officer