Form 10-K
period 2008-12-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2009-07-24
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number 000-19724

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
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).  Check one:

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the issuer’s most recently completed second fiscal quarter, was $974,497. Stock held by directors, officers, and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the registrant’s common equity outstanding as of June 30, 2009 was 112,959,272.

Documents Incorporated by Reference: None

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

Item 1.	Business

Forward Looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks and uncertainties include, among others, history of operating losses, raising adequate capital for continuing operations, early stage of product development, scientific and technical uncertainties, competitive products and approaches, reliance upon collaborative partnership agreements and funding, regulatory testing and approvals, patent protection uncertainties and manufacturing scale-up and required qualifications. While these statements represent management’s current judgment and expectations for the company, such risks and uncertainties could cause actual results to differ materially from any future results suggested herein. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

Manufacturing, Marketing and Distribution

Preclinical and clinical testing of potential medical device products, where the results will be submitted to the FDA, requires compliance with the FDA’s Good Laboratory Practices (“GLP”) and other Quality System Regulations (“QSR”). We implemented polymer production and quality control procedures and made certain facilities renovations to operate in conformance with FDA requirements in our former facilities.  However, the lease on these facilities expired on April 30, 2008.  The Company did not renew the facilities lease and vacated the premises on expiration of the lease. We have relocated our administrative offices and are outsourcing our laboratory and production facilities.    See “Item 2. Properties” below.  Accordingly, we cannot assure that our polymer production capacity will be sufficient in the future to satisfy applicable regulatory requirements and/or supply our development programs with the required quality and quantity of materials needed for feasibility and preclinical testing and initial (“pilot”) clinical testing. We will require additional manufacturing capacity to expand beyond initial clinical trials.

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

Sanyo Chemical Industries, Ltd.

On June 29, 2009, the Company received from Sanyo Chemical Industries, Ltd. (“Sanyo”) a fully executed copy of a License Agreement between Sanyo and the Company.  The effective date of the Agreement is June 18, 2009.    Pursuant to the Agreement, the Company has granted a non-exclusive, world-wide license to Sanyo of its technology, know-how, and intellectual property relating to recombinant, repetitive unit proteins and peptides, for the purposes of developing and commercializing products related to Sanyo’s specific fields of business.  The Agreement remains in effect until the expiration of the last to expire of the Company’s patents licensed by Sanyo under this Agreement.  The Agreement further provides the Company with initial and ongoing license fees, technical service and training fees, and a percentage royalty on the quarterly net sales of any new products developed by Sanyo under this Agreement.

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

We have been issued twenty-eight patents by the United States Patent and Trademark Office. Additionally, we have three U.S. patent applications pending.

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

We have been granted ten U.S. patents covering our tissue adhesive and sealant technology. Four of these patents cover the cross-linked polymer compositions and/or methods of using our polymers and a cross-linking agent to adhere or seal tissues, including the filling of defects in tissues. The spinal disc repair product under development, as well as other anticipated products based on our adhesive and sealant technology fall within the claims of these patents. These patents will expire in 2015. The remaining five patents cover the special case where primers are used to enhance the mechanical strength of protein-based tissue adhesives and sealants. These patents will expire in 2017.

We have been granted two U.S. patents covering the methods used to construct the synthetic DNA encoding proteins having repetitive amino acid sequences. The claims of these patents are not limited by the specific amino acid sequence of the polymers produced using the methods. Therefore, they provide very broad coverage of our core technology. Both of these patents will expire in 2014.

We have been granted ten U.S. patents that are not currently central to our product development focus. However, they either do or may support the interests of licensees of our technology or may support our future product development efforts. Three of the patents specifically cover DNA encoding polymers useful for in vitro cell culture, the last of which will expire in 2015. Two of the patents specifically cover collagen-like proteins and the DNA encoding them, both of which will expire in 2013. One of the patents specifically covers a purification method for silk-like proteins, developed for large-scale industrial use, which will expire in 2010. Two of the patents specifically cover compositions, formed objects and methods of making such objects, combining traditional thermoplastic resins and proteins providing chemical or biological activity. Both of these patents will expire in 2015. Two of the patents specifically cover our water-insoluble polymers that have been chemically modified to make them water-soluble. Both of these last two patents will expire in 2015.

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

Product Liability and Absence of Insurance

Our business may expose us to potential product liability risks whenever human clinical testing is performed, or upon the use of any commercially marketed medical product. Prior to beginning human clinical testing of our investigational devices, we procured product liability insurance. Prior to shipping the products, we obtained the applicable product liability insurance. We are maintaining the insurance with coverage appropriate for the development and use of our products. We cannot assure, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim or series of claims could result in a material adverse effect on our business.

Executive Officers of the Registrant

Name	Age	Position with the Company
James B. McCarthy, M.B.A., J.D.	57	Interim Chief Executive Officer, Interim Principal Accounting Officer, and Interim Corporate Secretary
Joseph Cappello, Ph.D.	52	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	57	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics

Mr. McCarthy is our Interim Chief Executive Officer, Interim Principal Accounting Officer, and Interim Corporate Secretary, positions he has held since October, 2007. Mr. McCarthy has served as a director since April 2005. Mr. McCarthy also serves as the Chairman and Chief Executive Officer of Gemini Consulting Group, Inc., a health care consulting firm, a position he has held since 1991. Mr. McCarthy is also a member of the Board of Directors for Sirigen Group Ltd., London, England, and StemCyte, Inc., Covina, CA, with offices in New Jersey, Taiwan, and India. He is also a member of the Board of Trustees of the University of San Diego, San Diego, California.

Dr. Cappello has been our Vice President, Research and Development since February 1993 and Chief Technical Officer since February 1997. He has been our Director, Clinical Research, since July 2002. From September 1988 to February 1993, he was our Senior Research Director, Protein Engineering.

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

Employees

As of December 31, 2008, we had 2 full-time employees, both of whom hold Ph.D. degrees. We are highly dependent on the services of our executive officers and scientists. The loss of the services of any one of these individuals would have a material adverse effect on the achievement of our development objectives, our business opportunities and prospects. The recruitment and retention of additional qualified management and scientific personnel is also critical to our success. We cannot assure that we will be able to attract and retain required personnel on acceptable terms, due to the competition for such experienced personnel from other biotechnology, pharmaceutical, medical device and chemical companies, universities and non-profit research institutions.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

If we continue to incur operating losses, and are unable to raise additional operating capital, we may be unable to continue our operations at planned levels and be forced to curtail or cease our operations.

We have incurred operating losses since our inception in 1988, and will continue to do so for at least several more years. As of December 31, 2008, our accumulated deficit was approximately $73,206,000, and we have continued to incur losses since that date. The losses have resulted principally from expenses of research and development and from general and administrative expenses. If these losses continue, they could cause the value of our stock to decline.

We believe our existing available cash, cash equivalents and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will not be sufficient to meet our anticipated capital requirements during 2009. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.

We believe there may be a number of alternatives to meeting the continuing capital requirements of our operations, including additional collaborative agreements and public or private financings. However, these alternatives may not be consummated in the necessary time frames needed for continuing operations or on terms favorable to us, if at all. From April, 2006 to September 2007, one of our stockholders provided financing to us to support our operations (see references to Szulik loan). As of January 9, 2008, we issued a new note in the principal amount of $6,415,000.  This note replaced the previous note and included the then $5,876,000 outstanding principal balance plus the then $539,000 outstanding in accrued interest on the old note.  On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009, and on March 31, 2009, the 1/09/08 Note was extended to September 30, 2009.  In September 2007, the Company entered into a stock purchase agreement that has been used to fund operations since that time. In addition, from October 2008 through June 2009, the Company has entered into debt financing agreements to fund operations.  In the event that future funding through the stock purchase agreement or other debt financing agreements fail to materialize, on a timely basis, we will be forced to further curtail or cease operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph, in which our independent auditors have expressed substantial doubt regarding our ability to continue operating as a going concern.

Our financial statements for the years ended December 31, 2008 and 2007 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern will likely result in a ceasing of our operations.  See, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

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

As of December 31, 2008, we had two full-time employees, neither of whom have employment contracts with us, and both of whom hold Ph.D. degrees. Our success will depend largely upon the efforts of our scientists and certain of our executive officers who understand our technology and business objectives. The loss of the services of any one of these individuals would seriously harm our business opportunities and prospects. Our success also depends on the retention of scientific personnel. We may not be able to attract and retain required personnel on acceptable terms, due to the competition for experienced personnel from other biotechnology, pharmaceutical and chemical companies, universities and non-profit research institutions. We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

We may be sued for product liability and may not have sufficient protection under our insurance policies.

We may face product liability claims with respect to our technology or products either directly or through our strategic partners. We may also be exposed to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product. We believe that our prior sales of SmartPlastic(R), ProNectin (R) F and ProNectin(R) L products do not pose any material product liability risk. To our knowledge no product liability claims have ever been made against us. Before initiating human clinical testing of our technology, we procured product liability insurance that is limited to coverage of $1,000,000 per occurrence and in the aggregate $5 million.  Our current product liability insurance is limited to coverage of $1,000,000 per occurrence and in the aggregate $1,000,000 and our umbrella liability insurance is limited to coverage of $2,000,000 per occurrence and in the aggregate $2,000,000. If plaintiffs succeed in their claims against us, if any, and if the coverage under our insurance policies is insufficient, our business would be seriously harmed.

If we are unable to protect our proprietary technology, we may not be able to compete as effectively.

We have been issued 28 United States patents and 14 foreign patents, and have 3 additional pending United States patent applications. We have not yet marketed, sold, or developed our products outside the United States, except for limited amounts of ProNectin(R) F, ProNectin(R) L, and SmartPlastic(R) cell culture products. The patent position of biotechnology companies, such as ours, is highly uncertain and involves complex legal, scientific, and factual factors. For example:

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

Our common stock was delisted from the NASDAQ and OTC Bulletin Board and will be difficult to sell.

Our common stock was delisted from the NASDAQ Small Cap Market on September 20, 1999, and was delisted from the OTC Bulletin Board on May 19, 2009.  Our common stock now trades on the OTC Pink Sheets.  As a consequence of the delistings, it is more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, the delisting made our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising transactions.

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

The requirements of the penny stock rules restrict the ability to sell our common stock in the secondary market and the price at which our common stock can be sold. Since our common stock was delisted from the NASDAQ Small Cap Market and OTC Bulletin Board, we have seen a decline in our average daily trading volume, and as a result, the trading price of our common stock has experienced wide fluctuations.

Item 1B.	Unresolved Staff Comments

There were no unresolved staff comments as of 12/31/08.

Item 2.	Properties

We do not own any real property.  Through April 30, 2008, we leased approximately 27,000 square feet of office and laboratory space in San Diego. The leased property included our administrative offices, which encompassed approximately 4,000 square feet, and our laboratory facilities, which encompassed approximately 23,000 square feet. The annual rent for this space was approximately $680,000. This lease expired on April 30, 2008 and our Board determined not to renew it.

We currently lease approximately 180 square feet of administrative office space in San Diego. The lease term began on June 15, 2009 and expires on February 28, 2010.  The lease can be terminated at any time with one month’s notice.  The current annual rent for this space is approximately $4,300.  We are currently outsourcing our laboratory and production facilities.

Item 3.	Legal Proceedings

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

NASDAQ and OTC Bulletin Board Delisting

Prior to September 1999, our common stock traded on The NASDAQ Stock Market under the symbol “PPTI”. Our common stock was delisted from the NASDAQ Small Cap Quotation System, effective September 20, 1999. The reasons for the delisting were failure to maintain the minimum bid requirement of $1.00 per share for our common stock and failure to meet the minimum net asset requirement of $2 million.  Our common stock was then traded on the OTC Bulletin Board under the symbol “PPTI.OB”.

On May 19, 2009, the Company was delisted from the OTC Bulletin Board.  The reason for the delisting was failure to file required SEC reports in a consistently timely manner.  Our common stock is now traded on the OTC Pink Sheets.  To access the quotations for our common stock, use the call letters “PPTI.PK”.

The high and low prices set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not represent actual transactions. The source of the high and low information set forth below was provided by Yahoo Finance (http://finance.yahoo.com).

	Trade Prices
2008	High	Low
First Quarter	$0.08	$0.04
Second Quarter	0.07	0.03
Third Quarter	0.06	0.02
Fourth Quarter	0.04	0.01

2007
First Quarter	$0.18	$0.12
Second Quarter	0.19	0.10
Third Quarter	0.21	0.11
Fourth Quarter	0.16	0.06

As of December 31, 2008, we had approximately 167 shareholders of record of our common stock; we estimate we had approximately nine beneficial holders as of that date. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future

Recent Sales of Unregistered Securities

During the last quarter of 2008, we received an aggregate of $57,500 for the purchase of 1,545,795 common shares and 1,545,795 warrants to purchase common shares.  Additionally, we received aggregate proceeds of $230,000 from the issuance of unsecured notes during the fourth quarter of 2008.  As consideration for the notes, the Company granted 5,250,000 warrants to purchase common shares to the noteholders.  Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations for information relating to these sales.  The sales of common shares and issuance of notes were made pursuant to the exemption form the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders
Stock Option Plans[1]	3,333,200	$0.678	6,380,000
Employee Stock Purchase Plan[2]	—	—	—
Equity Compensation Plans not approved by security holders[3]	174,300	$0.749	n/a

1 Includes shares of common stock to be issued upon exercise of stock options granted under the 1989 Employee Stock Option Plan, the 1992 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, and the 1996 Non-employee Director’s Stock Option Plan.
2 Includes shares of common stock available for future issuance under the Employee Stock Purchase Plan.
3 Includes shares of common stock to be issued upon exercise of out-of-plan non-qualified options granted.

Item 6.	Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations, and therefore are not required to provide the information requested by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Operating Results for the Year Ended December 31, 2008 as compared to 2007

Revenue. We earned $25,000 in contract revenue for the year ended December 31, 2008 as compared to $287,000 for the year ended December 31, 2007.  Revenue generated in 2008 was earned through material transfer agreements with our clients, and revenue generated in 2007 was earned primarily through contract and licensing agreements.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2008 were approximately $1,257,000, compared to $2,503,000 for 2007. The decline from 2007 resulted from our inability to raise additional capital, and the closing of our laboratory and administrative facility, and the subsequent sub-contracting of the laboratory function in 2008.  We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 were approximately $1,040,000, as compared to $809,000 for 2007.  The increase from 2007 was due to the reallocation of certain expenses previously associated with our research and development efforts.  To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

The following discusses items which were incurred in each year that are non-recurring or of particular significance. During 2007 we made significant changes in the operating structure of the Company in order to reduce non-core functions and focus our efforts on basic revenue and scientific results. During 2008, we continued to make significant reductions in operations and focus our attention on methods of producing revenue from the numerous patents, trade secrets and other proprietary techniques we have developed over the life of the Company.

Interest Expense.  Interest expense increased from $442,000 in 2007 to $710,000 in 2008. This increase was the direct result of interest accruals on the debt financing loans during 2007 and 2008 from a shareholder (described in Liquidity and Capital Resources below) to sustain our operations.

Operating Losses. For the year ended December 31, 2008, we recorded a net loss applicable to common shareholders of $3,147,000 or $0.03 per share, as compared to a loss of $3,538,000 or $0.05 per share for 2007. The differences in the net losses are as discussed in detail previously. The weighted average number of shares outstanding increased by approximately 29,093,000 due to the net effect of the share repurchase in the fourth quarter of 2008 and the issuance of additional shares during 2008 in connection with new equity funding used  to sustain operations.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents totaling approximately $1,300, as compared to $22,000 at December 31, 2007. As of December 31, 2008, we had a working capital deficit of approximately $8,870,000 compared to a working capital deficit of $7,862,000 at December 31, 2007.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of December 31, 2008 or December 31, 2007. For the years ended December 31, 2008 and December 31, 2007, we did not have any cash expenditures for capital equipment and leasehold improvements.  We do not anticipate significant expenditures for capital equipment or leasehold improvements for 2009.

We believe our existing available cash, cash equivalents, and accounts receivable, in combination with anticipated contract research payments and revenues received from the transfer of clinical testing materials, will not be sufficient to meet our anticipated capital requirements during 2009. Substantial additional capital resources are required to fund continuing expenditures related to our operating, research, development, manufacturing and business development activities. As discussed in Note 6 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $2,357,500 as of June 30, 2009, as a result of that SPA.  Pursuant to the SPA, which has been our main source of external financing since September 2007, the investors purchase shares of our common stock at the closing price of the stock on the day the investment is made. In addition, we issued a five-year warrant to each investor to purchase the same number of shares as those purchased by such investor at 110% of the price at which the shares are purchased.  As of November 28, 2007, the SPA was amended so that warrants issued on and after that date are exercisable at 100% of the price at which the shares are purchased.  We have also granted the investors demand and piggy-back registration rights covering the shares purchased and the sharers issuable upon exercise of the warrants.

Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. This loan was outlined in previous filings and is further described in Note 5 to the financial statements. As with the Escrow Agreement relating to the Szulik Loan, the Stock Purchase Agreement provides that TAG Virgin Islands, Inc. (hereafter “TAG”), as agent for the equity investors, will advise the Board as to which of the Company’s expenses will be paid with the funds invested by these investors.

On January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000.  This amount included the then $5,876,000 outstanding principal balance plus the then outstanding $539,000 in accrued interest on the old note.  The new note bears annual interest at the rate 8%, the same as did the old note, matures on September 1, 2008 and is secured in the same manner as was the old note.  On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009, and on March 31, 2009, the scheduled maturity date was extended to September 30, 2009.  As consideration for Mr. Szulik agreeing to accept the new note, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

Between October 2, 2008 and June 5, 2009, the Company received proceeds of $645,000 as loans from clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.05 per share.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 25,423,077 shares of the Company’s common stock at exercise prices ranging from $0.02 to $0.05 per share.

TAG is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock.  Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 67.8% of our common stock as of June 30, 2009.  TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules.  TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority.  TAG expressly disclaims beneficial ownership of any shares owned by its clients.

As noted above, we believe our existing available cash as of December 31, 2008 will not be sufficient to meet our anticipated capital requirements during 2009.  We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

Inflation

To date, we believe that inflation and changing prices have not had a material impact on our continuing operations. However, we have experienced increased general and product liability insurance costs over the past two years, and these increases are expected to continue for the foreseeable future.

Use of Estimates and Critical Accounting Policies

We have identified the policies below as critical to our business operations and to understanding our results of operations. Our accounting policies are more fully described in our financial statements and related notes located in “Item 8. Financial Statements and Supplementary Data.”

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.  Research and development contract revenues are recorded as earned in accordance with the terms and performance requirements of the contracts. If the research and development activities are not successful, the Company is not obligated to refund payments previously received. Fees from the sale or license of technology are recognized on a straight-line basis over the term required to complete the transfer of technology or the substantial satisfaction of any performance related responsibilities. License fee payments received in advance of amounts earned are recorded as deferred revenue. Milestone payments are recorded as revenue based upon the completion of certain contract specified events that measure progress toward completion under certain long-term contracts. Royalty revenue related to licensed technology is recorded when earned and in accordance with the terms of the license agreement.

Stock-Based Compensation.  On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123R”), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Impairment of Long Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

Cost-Method Investment. The investment balance at December 31, 2008 and 2007 represents shares of common stock owned by the Company in a privately held company which were acquired pursuant to a license agreement.  Based on the Company’s limited ownership percentage, the investment is reported using the cost method.  Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

The Company reviews the carrying value of its cost-method investment for impairment each reporting period unless i) the investment’s fair value has not been estimated for any purpose, including estimates of fair value used to satisfy other financial reporting requirements and ii) there are no impairment indicators present for the investment during the period under review which would indicate there has been an event or change in circumstances that could have a negative effect on the investment’s fair value.

When an impairment test demonstrates that the fair value of an investment is less than its cost, Company management will determine whether the impairment is either temporary or other-than-temporary.  Examples of factors which may be indicative of an other-than-temporary impairment include i) the length of time and extent to which market value has been less than cost, ii) the financial condition and near-term prospects of the issuer, iii) and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

If the decline in fair value is determined by management to be other-than-temporary, the cost basis of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period which the assessment is made. This fair value becomes the investment’s new cost basis, which is not changed for subsequent recoveries in fair value.  Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs

Net Loss per Common Share.  Basic loss per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted loss per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

Excluded from diluted loss per common share as of December 31, 2008 and 2007 were 5,847,656 and 41,214,734 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 66,753,814 and 33,268,706 shares of common stock, respectively, because the effect of the inclusion of these shares would be anti-dilutive.  For purposes of this calculation, net loss in 2008 and 2007 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

Income Taxes. In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in our Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on our financial statements.

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, we had no accruals for interest or penalties related to income tax matters.

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the notes to our financial statements located in “Item 8. Financial Statements and Supplementary Data.” See page F-10 of our consolidated financial statements for further discussion

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations, and therefore are not required to provide the information requested by this Item.

Item 8.	Financial Statements and Supplementary Data

Filed herewith are the following Audited Financial Statements for Protein Polymer Technologies, Inc.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Protein Polymer Technologies, Inc.

We have audited the accompanying balance sheets of Protein Polymer Technologies, Inc.  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Polymer Technologies, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has minimal cash balances and a significant working capital deficit as of December 31, 2008, and has incurred significant recurring net losses through December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
July 24, 2009

Protein Polymer Technologies, Inc.
Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash	$1,291	$21,936
Prepaid expenses and other current assets	35,011	33,419
Total current assets	36,302	55,355

Deposits	29,679	29,679
Equipment and leasehold improvements, net	24,429	128,100
Investment	520,000	520,000
Total assets	$610,410	$733,134

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$969,435	$827,626
Accrued liabilities	844,073	794,312
Secured note payable - related party	6,414,837	5,876,000
Notes payable – Surgica	519,071	419,071
Notes payable – other, net of unamortized debt discount	158,589	-
Total current liabilities	8, 906,005	7,917,009

Notes payable, net of current maturities	-	100,000

Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 20,237 and 65,645 shares issued and outstanding at December 31, 2008 and 2007 - liquidation preference of $2,082,930 and $9,464,500 at December 31, 2008 and 2007, respectively.	1,834,299	6,019,917
Common stock, $0.01 par value; 1,000,000,000 authorized; 109,387,843 and 73,722,232 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,093,878	737,222
Additional paid-in capital	61,982,390	56,227,221
Accumulated deficit	(73,206,162)	(70,268,235)
Total stockholders' deficit	(8,295,595)	(7,283,875)
Total liabilities and stockholders’ deficit	$610,410	$733,134

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Operations

	Years ended December 31,
	2008	2007
Revenues:
Contract revenue	$24,868	$287,118
Total revenues	24,868	287,118

Operating Expenses:
Research and development	1,256,662	2,503,035
Selling, general and administrative	1,040,363	809,446
Total expenses	2,297,025	3,312,481

Loss from operations	(2,272,157)	(3,025,363)

Other expense:
Interest and other income	3,413	21,513
Interest expense	(709,829)	(442,235)
Gain from sale of assets	40,646	-
Gain on settlement of accounts payable	-	193,917
Total other expense	(665,770)	(226,805)

Net loss	(2,937,927)	(3,252,168)

Undeclared and imputed and/or paid dividends on preferred stock	208,973	285,976

Net loss applicable to common shareholders	$(3,146,900)	$(3,538,144)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Shares used in computing basic and diluted net loss per common share	97,409,563	68,316,641

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Stockholders' Deficit

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	67,409,204	674,092	65,645	6,019,917	55,760,511	(67,007,742)	(4,553,222)
Share based compensation expense	–	–	–	–	(109,552)	–	(109,552)
Imputed dividend on extension of warrant	–	–	–	–	8,325	(8,325)	–
Issuance of common stock for dispute settlement	400,000	4,000	–	–	57,067	–	61,067
Issuance of common stock pursuant to stock purchase agreement	5,913,028	59,130	–	–	510,870	–	570,000
Net loss	–	–	–	–	–	(3,252,168)	(3,252,168)
Balance at December 31, 2007	73,722,232	$737,222	65,645	$6,019,917	$56,227,221	$(70,268,235)	$(7,283,875)
Share based compensation expense	–	–	–	–	4,255	–	4,255
Imputed dividend on extension of warrant	–	–	–	–	18,231	–	18,231
Debt discount for warrants issued					196,221	–	196,221
Issuance of common stock pursuant to stock purchase agreement	36,586,091	365,861	–	–	1,346,639	–	1,712,500
Stock repurchase	(920,480)	(9,205)	(45,408)	(4,185,618)	4,189,823	–	(5,000)
Net loss	–	–	–	–	–	(2,937,927)	(2,937,927)
Balance at December 31, 2008	109,387,843	$1,093,878	20,237	$1,834,299	$61,982,390	$(73,206,162)	$(8,295,595)

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Statements of Cash Flows

	Years ended December 31,
	2008	2007
Operating activities
Net loss	$(2,937,927)	$(3,252,168)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of assets	(40,646)	-
Gain on settlement of accounts payable	-	(193,917)
Depreciation and amortization	43,317	100,375
Debt discount amortization	143,041	-
Share-based compensation expense	4,255	(109,552)
Other income	-	(21,368)
Changes in operating assets and liabilities:
Contracts receivable	-	21,068
Rent receivable	-	39,527
Prepaid expenses and other current assets	(1,593)	16,521
Accounts payable	141,809	(210,127)
Accrued liabilities	588,599	578,047
Deferred rent	-	(4,449)
Net cash used for operating activities	(2,059,145)	(3,036,043)

Investing activities
Proceeds from sale of equipment	101,000	-
Net cash provided by investing activities	101,000	-

Financing activities
Net proceeds from sale of common stock	1,712,500	-
Repurchase of common and preferred stock	(5,000)	-
Net proceeds from subscriptions to purchase common stock	-	570,000
Proceeds from issuance of debt - related party	-	2,414,484
Proceeds from issuance of notes payable	230,000	-
Net cash provided by financing activities	1,937,500	2,984,484

Net decrease in cash	(20,645)	(51,559)
Cash at beginning of the period	21,936	73,495
Cash at end of the period	$1,291	$21,936

Supplemental disclosures of cash flow information
Interest paid	$2,703	$5,263
Non cash investing and financing activity
Imputed dividend on extension of warrants	$18,231	$8,325
Debt discount recorded related to warrants issued in connection with notes payable - other	$79,000	$-
Debt discount recorded related to warrants issued in connection with extension of tern of secured note payable – related party	$135,000	$-
Reclassification of accrued interest to secured note payable – related party	$538,837	$-

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

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2008, the Company incurred net losses and negative cash flows from operating activities of approximately $2,938,000 and $2,059,000, respectively, and at December 31, 2008, the Company had a working capital deficit of approximately $8,870,000 and an accumulated deficit of approximately $73,206,000. Our cash balance as of December 31, 2008 was approximately $1,300 and, in combination with anticipated additional contract, license, and material transfer payments, are insufficient to meet our on-going capital requirements.

Between April 2006 and September 2007, the Company relied primarily on borrowings pursuant to a note payable from a related party for capital needed to fund its operations and working capital requirements (see Note 5). The maturity of the note reflecting these borrowings, for which the outstanding principal balance at December 31, 2008 was approximately $6,415,000, is September 30, 2009. There is no assurance this maturity date will be extended if required by the Company. As of the end of December 2008, additional borrowings under the Company’s existing debt financing provided by a related party are unavailable and the lender continues to hold essentially all of the Company’s assets as collateral.

Since September 27, 2007, required operating capital has been obtained primarily through proceeds totaling $2,357,500 as of June 30, 2009 from sales of common stock and warrants pursuant to a Stock Purchase Agreement entered into on that date.  During the year ended December 31, 2008 and the period ended June 30, 2009, operating capital obtained from the Stock Purchase Agreement totaled $1,712,500 and $75,000, respectively.  Additionally, during the period from October 2, 2008 and December 31, 2008 and the subsequent period ended June 30, 2009, the Company received proceeds of $230,000 and $415,000, respectively, as unsecured loans from clients of TAG Virgin Islands, Inc. (hereafter “TAG”).  There is no assurance that additional capital required to continue to fund operations will be available under these agreements. See Notes 6 and 12.

Management believes that additional required funding during 2009 may be available through either the September 27, 2007 Stock Purchase Agreement or through additional unsecured loans from clients of TAG.  In addition, Management is currently in discussions with other potential financing sources and collaborative partners and is investigating other sources of funding in the form of equity investments and license fees.  However, no assurances can be given that the Company will receive additional funding from any of these sources required to meet its liquidity needs for 2009.  If adequate funds are not available, the Company will be required to significantly curtail operations, sell or license out significant portions of its technology, or possibly cease operations.  The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Cash

The Company’s cash balances are maintained in checking accounts with a bank.  As of December 31, 2008 and 2007, there were no cash equivalents.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated over the estimated useful life of the asset, typically three to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

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

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the years ended December 31, 2008 and 2007,, includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Periods prior to January 1, 2006 were not restated to reflect the impact of adopting the new standard.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Fair Value Measurement

The carrying value of the Company’s cash, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these instruments. The carrying value of the Company’s notes payable obligations approximates their fair value as the stated interest rates of these instruments reflect rates currently available to the Company.

Cost Method Investment

The investment balance at December 31, 2008 and 2007 represents shares of common stock owned by the Company in a privately held company which were acquired pursuant to a license agreement.  Based on the Company’s limited ownership percentage, the investment is reported using the cost method.  Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

The Company reviews the carrying value of its cost-method investment for impairment each reporting period unless i) the investment’s fair value has not been estimated for any purpose, including estimates of fair value used to satisfy other financial reporting requirements and ii) there are no impairment indicators present for the investment during the period under review which would indicate there has been an event or change in circumstances that could have a negative effect on the investment’s fair value.

When an impairment test demonstrates that the fair value of an investment is less than its cost, Company management will determine whether the impairment is either temporary or other-than-temporary.  Examples of factors which may be indicative of an other-than-temporary impairment include i) the length of time and extent to which market value has been less than cost, ii) the financial condition and near-term prospects of the issuer, iii) and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

If the decline in fair value is determined by management to be other-than-temporary, the cost basis of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period which the assessment is made. This fair value becomes the investment’s new cost basis, which is not changed for subsequent recoveries in fair value.  Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs.

Net Loss per Common Share

Basic loss per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted loss per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.

Excluded from diluted loss per common share as of December 31, 2008 and 2007 were 5,847,656 and 41,214,734 shares, respectively, issuable upon conversion of convertible preferred stock, and options and warrants to purchase 69,753,814 and 33,268,706 shares of common stock, respectively, because the effect of the inclusion of these shares would be anti-dilutive.  For purposes of this calculation, net loss in 2008 and 2007 has been adjusted for imputed, accumulated and/or paid dividends on the preferred stock.

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

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Revenue Concentration

During the year ended December 31, 2008, the Company had material transfer agreements with two customers that accounted for 75% and 11% of contract revenue.  During the year ended December 31, 2007, the Company had material contract research agreements with four customers that accounted for 35%; 24%; 17%; and 16% of the contract revenues, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective with respect to financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  For non-financial assets and liabilities, the effective date of SFAS No. 157 has been deferred until fiscal years beginning after November 15, 2008.  Our adoption of SFAS No. 157 with respect to financial assets and liabilities on January 1, 2008 did not have a material affect on our financial statements.  The Company is required to adopt SFAS No. 157 with respect to non-financial assets and liabilities no later than January 1, 2009. The Company does not believe that the adoption of SFAS No. 157 with respect to non-financial assets and liabilities will have a material impact on its financial position, results of operations or cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our financial statements, as the Company did not elect to measure any items at fair value.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial position, results of operations and cash flows as of and for the period ended December 31, 2008.

In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF No 07-1 is effective for the Company on January 1, 2009. The Company has not yet determined the impact that EITF No. 07-1 may have on our financial position, results of operations, or cash flows.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized.  Such amounts should be recognized as expense as the goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  Our adoption of EITF 07-3 on January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for the Company on January 1, 2009. The Company does not believe the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations or cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.  SFAS No. 161 is effective for the Company on January 1, 2009. The Company does not believe that its adoption of SFAS No. 161 will have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS No. 142-3 is effective for the Company on January 1, 2009. The Company does not believe that its adoption of FSP FAS No. 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS No. 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS No. 162 will not have an impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. FSP APB 14-1 is effective for the Company on January 1, 2009. The Company has not yet determined the impact FSP APB 14-1 may have on its financial position, results of operations or cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”), which requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. SFAS No. 163 is effective for the Company on January 1, 2009. The Company does not believe its adoption on SFAS No. 163 will have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. EITF 03-6-1 is effective for the Company on January 1, 2009. The Company has not yet determined the impact EITF 03-6-1 may have on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-5").  EITF No. 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 07-5 is effective for the Company on January 1, 2009. The Company has not yet determined the impact EITF No. 07-5 may have on its financial position, results of operations or cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF No. 08-6), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the Company on January 1, 2009. The Company does not believe its adoption of EITF 08-6 will have a material impact on its financial position, results of operations, and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7), which is effective for intangible assets acquired by the Company on or after January 1, 2009.  EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company does not believe that the adoption of EITF 08-7 will have a material impact on its financial position, results of operations, and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which is effective for fiscal years beginning after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company is currently evaluating the impact that the adoption of SFAS No. 165 may have on its financial position, results of operations, and cash flows.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

2.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist approximately of the following:

	December 31,
	2008	2007
Laboratory equipment	$298,000	$1,378,000
Office equipment	60,000	220,000
Leasehold improvements	-	360,000
	358,000	1,958,000
Less accumulated depreciation and amortization	(334,000)	(1,830,000)
	$24,000	$128,000

Proceeds and gains from the sale of equipment were approximately $101,000 and $41,000, respectively, during 2008.  The Company did not sell any equipment in 2007.

Depreciation and amortization expense was approximately $43,000 and $100,000 for the years ended December 2008 and 2007, respectively.

3.	Investment

The investment included on our balance sheets at December 31, 2008 and 2007 represents our cost basis in shares of common stock of Spine Wave, Inc. (“Spine Wave”), a privately held company focused on the development and commercialization of innovative products and technologies for the treatment of spinal disorders, which we acquired between 2001 and 2006 in connection with our licensing and development agreements with Spine Wave which we entered into in 2001.  Based on its limited ownership percentage, the Company accounts for its investment in Spine Wave as a cost method investment.  As a cost method investment, the Company does not record its proportional share of the earnings or losses of Spine Wave, and income related to the investment would be recognized only to the extent that dividends are distributed from earnings of Spine Wave.  To date, no such dividends have been received.

Based on adverse changes in market values of companies in the medical device/equipment industry during the second half of 2008, as evidenced by the steep declines in stock market values of publicly traded companies in this sector and in the overall stock market, the Company evaluated its investment in Spine Wave for impairment as of December 31, 2008.  Since there are no quoted prices of Spine Wave’s common stock, and since it was not practicable for the Company to otherwise estimate the fair value of Spine Wave’s common stock at December 31, 2008, the Company was unable to quantify the specific amount of potential impairment.  However, because the Company believes there may be potential impairment, it completed an evaluation to determine if the potential impairment was other-than-temporary.  This evaluation was based on a number of factors including: i) the length of time and the extent to which the market value has been less than the cost; ii) the financial condition and near term prospects of Spine Wave: and iii) the Company’s intent and ability to retain its investment in Spine Wave for a period of time sufficient to allow for a recovery in market value.  In connection with this evaluation, the Company determined that any potential impairment in its investment in Spine Wave was primarily a function of the impact on the stock market and the medical device/equipment sector of the deterioration of global economic conditions during the second half of 2008, and that any potential impairment was not a function of factors specifically relating to Spine Wave’s business or its near term prospects.  Based on the Company's evaluation of Spine Wave’s near term prospects (which the Company believes to be very strong), the partial recovery of stock market values subsequent to December 31, 2008 and on management's intention to hold the investment in Spine Wave for a sufficient period of time to allow for a recovery in the market value, the Company determined that any potential impairment was not other-than-temporary, and accordingly, no impairment was recorded at December 31, 2008.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

As of December 31, 2007 the Company was not aware of any indicators of impairment with respect to its investment in Spine Wave, and it was not practicable for the Company to estimate the fair value of this investment because of the lack of quoted market prices and the inability to otherwise estimate fair value without incurring excessive costs.  Management believed that the carrying amount of its investment in Spine Wave was not impaired at December 31, 2007.

As discussed in Note 5, a portion of the Spine Wave shares owned by the Company serve as collateral for a currently outstanding note payable.

4.	Accrued Liabilities

Accrued liabilities consist approximately of the following:

	December 31,
	2008	2007
Payroll and employee benefits	$67,000	$82,000
Professional fees	-	23,000
Accrued interest	610,000	585,000
Insurance premium financing	27,000	22,000
Directors fees	100,000	60,000
Other	40,000	22,000
	$844,000	$794,000

5.	Secured Notes Payable – Related Party

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

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

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

Effective January 9, 2008, the Company replaced the 4/13/06 Note by issuing a new note (the “1/09/08 Note”) in the principal amount of $6,415,000.  This amount included the then $5,876,000 outstanding balance plus the then outstanding $539,000 of accrued interest on the 4/13/06 Note.  The 1/09/08 Note bears annual interest at the rate 8%, the same as did the 4/13/06 Note, and matures on September 1, 2008.  The 1/09/08 Note is secured in the same manner as was the 4/13/06 Note.  On September 1, 2008, the scheduled maturity date of the 1/09/08 Note was extended to March 31, 2009.  On March 31, 2009, the scheduled maturity date of the 1/09/08 Note was further extended to September 30, 2009.  As of December 31, 2008, the amount due on the 1/09/08 Note includes the original $6,415,000 outstanding balance plus $500,000 of accrued interest.

As consideration for the lender agreeing to accept the 1/09/08 Note as payment for the 4/13/06 Note, the Company i) issued the lender three-year warrants to purchase an aggregate of 2,438,000 shares of the Company’s common stock at $0.061 per share, ii) lowered the exercise price of the 4/13/06 Warrant from $0.30 per share to $0.061 per share, and iii) extended the term of the 4/13/06 Warrant from April 30, 2009 to January 31, 2011.  See Note 12.

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

The total debt discount recorded was amortized as interest expense over the original term of the 1/09/08 Note using the effective interest method, and, as of December 31, 2008, the debt discount was fully amortized.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

6.	Notes Payable - Other

TAG Client Notes

On the following dates, the Company has received proceeds in the following amounts pursuant to note payable agreements entered into with clients of TAG:

Date	Amount
October 2, 2008	$100,000
November 3, 2008	105,000
December 11, 2008	25,000
Total	$230,000

These loans are represented by unsecured notes issued by the Company.  These notes have a maturity term of one year, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates.  At the Company’s option, the principal and accrued interest due at maturity may be paid in shares of its common stock based on a price per share of $0.05 with respect to the October 2, 2008 note and $0.04 with respect to the November 3, 2008 and December 11, 2008 notes.  As consideration for the loans, the Company granted warrants to the noteholders to purchase shares in the following aggregate amounts and exercise prices:

Date	Amount	Exercise Price
October 2, 2008	2,000,000	$0.05
November 3, 2008	2,625,000	0.04
December 11, 2008	625,000	0.04
Total	5,250,000

TAG is a registered investment advisor and advises a number of our stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock.  Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 67.8% of our common stock. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

The relative fair values of the warrants issued in connection with these notes, estimated to be approximately $79,100, were recorded as debt discount.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	10/02/08 Warrant	11/03/08 Warrant	12/11/08 Warrant
Expected annual dividends	0%	0%	0%
Risk-free interest rate	1.9%	1.5%	1.1%
Expected term (in years)	3.0	3.0	3.0
Expected Volatility	111.9%	63.7%	56.7%

The carrying value of the notes payable - other at December 31, 2008, is comprised of the following:

Total
Principal value of notes	$230,000
Less: Unamortized debt discount	(71,400)
$158,600

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

The total debt discount recorded is being amortized as interest expense over the expected term of the notes using the effective interest method.  During 2008, the Company recorded non-cash interest expense of approximately $7,600 based on the debt discount amortization of these warrants.

Surgica Notes

In December 2005, in connection with a license agreement with Surgica Corporation for the rights to certain intellectual property, the Company assumed several notes payable agreements with an aggregate principal balance of $519,000. The notes bear interest at rates ranging from 6% to 10%, and were scheduled to mature through January 2009 as shown below:

Year Ending December 31,	Notes Payable Maturities
2008	419,000
2009	100,000
Total maturities	$519,000

In March 2007, the license agreement with Surgica was terminated.  On October 15, 2008, the noteholders instituted suit against the Company in Superior Court of California, County of Sacramento seeking payment of these notes.  The name of the case is Lou Matson, Mary Matson, and Don Brandon v. Protein Polymer Technologies, Inc, Case Number 34-2008-00022190.  The Company defended this action, alleging, among other things, that it had no liability for these notes.  Until a final determination was made with respect to the disposition of the notes, the Company continued to carry them on its balance sheet.  Accordingly, as of December 31, 2008, the entire balance of the outstanding notes payable and related accrued interest of $106,000 is reflected in the accompanying financial statements as a current liability.  On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.

7.	Stockholders’ Deficit

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

During 2008, the Company received an aggregate of $1,712,500 in subscriptions for the purchase of 36,586,091 shares of common stock and 36,586,091 warrants, subject to the terms of the SPA and RRA.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Convertible Preferred Stock

Series D and Series F 10% Cumulative Preferred Stock

At December 31, 2008 and 2007 there were a total of 447 and 1,344 shares, respectively, of Series D 10% Cumulative Convertible Preferred Stock (“Series D Stock”).  At December 31, 2008 and 2007 there were a total of    -0- and 26,420 shares, respectively, of Series F 10% Cumulative Convertible Preferred Stock (“Series F Stock”).    Each share of Series D and F Stock earns a cumulative dividend at the annual rate of $10 per share, payable if and when declared by the Company’s Board of Directors, in the form of cash, common stock or any combination thereof. As of December 31, 2008, the accumulated dividends were approximately $2,985,000. The Series D Stock is convertible into common stock at the holder’s option. The conversion price at the time of conversion is the lesser of $3.75 or the market price. The Series D Stock is redeemable at the Company’s option. Automatic conversion of all of the Series D Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher; or (b) the holders of a majority thereof elect to convert. The Company has the option to demand conversion of the Series D Stock if the average market price of its common stock equals or exceeds $5.00 per share over a period of twenty business days. The Series D Stock has a liquidation preference of $100 per share plus accumulated dividends, which is senior to any outstanding share of Series G Convertible Preferred Stock, Series H Convertible Preferred Stock or common stock.  The Series D Stock has been designated as non-voting stock.

Series G Convertible Preferred Stock

At December 31, 2008 and 2007 there were a total of 11,700 shares of Series G Convertible Preferred Stock (“Series G Stock”) outstanding.  Each share of Series G Stock can be converted at any time by the holder into common stock at a price of $0.50 per share, subject to certain anti-dilution adjustments.  The Series G Stock is redeemable, in whole or in part at the Company’s option, at any time, at a redemption price of $100 per share, provided that the Company has sufficient funds available to redeem those shares of Series G Stock being redeemed.  Automatic conversion of all of the Series G Stock will occur if: (a) the Company completes a public offering of common stock at a price of $2.50 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert. The Series G Stock has a liquidation preference of $100 per share, which is senior to any outstanding shares of common stock. Holders of Series G Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series G Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Series H Convertible Preferred Stock

At December 31, 2008 and 2007 there were a total of 4,090 and 12,181 shares, respectively, of Series H Convertible Preferred Stock (“Series H Stock”) outstanding.  Each share of Series H Stock is convertible at any time at the election of the holder into 133.33 shares of common stock at a conversion price of $0.75 per share, subject to certain anti-dilution adjustments.  Automatic conversion of all of the Series H Stock will occur if: (a) the Company completes a public offering of common stock at a price of $5.00 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert. The Series H Stock has a liquidation preference, which is senior to any outstanding Series G Preferred Stock or common stock, of $100 per share.  Holders of Series H Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series H Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart.  The Series H Stock has been designated as non-voting.

Series I Convertible Preferred Stock

At December 31, 2008 and 2007 there were a total of 4,000 and 14,000 shares, respectively of Series I Convertible Preferred Stock (“Series I Stock”) outstanding.  Each share of Series I Stock is convertible at any time at the election of the holder into approximately 181 shares of common stock at a conversion price of $0.55 per share, subject to certain anti-dilution adjustments.  Automatic conversion of all of the Series H Stock will occur if: (a) the Company completes a public offering of common stock at a price of $3.00 or higher in which the minimum offering is for at least $10 million; or (b) the holders of a majority thereof elect to convert.   The Series I Stock has a liquidation preference, which is senior to any other outstanding series of preferred stock or common stock, of $100 per share.  Holders of Series I Stock are entitled to receive dividends, when and as declared by the Board of Directors, provided however, that no such dividends shall be declared or paid on the Series I Stock until the preferential cumulative dividends on the Series D and Series F Preferred Stock have been first fully paid or declared and set apart.

October 2008 Stock Re-Purchase Agreement

On October 30, 2008, the Company repurchased 920,480 common shares and a collective total of 45,408 Series D, F, H, and I preferred shares held by Johnson & Johnson Development Corporation for $5,000 (“October 2008 Stock Re-Purchase Agreement). To the Company’s knowledge, these shares represent all outstanding shares held by this shareholder.  Subject to this agreement, 897 shares of Series D Stock, 26,420 shares of Series F Stock, 8,091 shares of Series H Stock and 10,000 shares of Series I Stock were repurchased.  In connection with the repurchase of these shares, the Company recorded a reduction of the carrying values of common stock and preferred stock of $920,480 and $4,185,618, respectively,  and an aggregated increase of $4,189,823 in additional paid in capital.

Employee Stock Purchase Plan

In September 1996 the Company established the Protein Polymer Technologies, Inc., Employee Stock Purchase Plan (the “Plan”). The Plan commenced January 2, 1997, and allows for offering periods of up to two years with quarterly purchase dates occurring the last business day of each quarter. The purchase price per share is generally calculated at 85% of the lower of the fair market value on an eligible employee’s entry date or the quarterly purchase date. The maximum number of shares available for issuance under the Plan is 500,000; an eligible employee may purchase up to 5,000 shares per quarter. The Plan Administrator consists of a committee of at least two non-employee directors of the Company who are members of the Compensation Committee. The Company’s Board of Directors may modify the Plan at any time. During 2007 and 2008, no shares were purchased under the plan.  There are no additional shares available for purchase under the Plan.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Stock Options

The Company adopted the 1989 Stock Option Plan, which provided for the issuance of incentive and non-statutory stock options for the purchase of up to 500,000 shares of common stock to key employees and certain other individuals. The 1989 Stock Option Plan expired as of March 17, 1999. The options granted will expire ten years from their respective dates of grant. Options granted in the plan became exercisable ratably over periods of up to five years from the date of grant. At December 31, 2008, zero options to purchase common stock had been granted under the 1989 Plan with zero options exercisable.

The Company adopted the 1992 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. The 1992 Stock Option Plan expired as of December 31, 2002. The options granted will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to five years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2008, 192,500 options to purchase common stock had been granted under the 1992 Plan with 192,500 options outstanding and exercisable.

In April 2002, the Company adopted the 2002 Stock Option Plan, which provides for the issuance of incentive and non-statutory stock options for the purchase of up to 1,500,000 shares of common stock to its key employees and certain other individuals. In April 2003, the plan was amended to increase the number of options available for grant to 9,000,000. The options will expire ten years from their respective dates of grant. Options become exercisable ratably over periods of up to three years from the dates of grant. The purchase price of each option approximated the fair market value of the common stock on the date of grant. At December 31, 2008, options to purchase 2,620,000 shares of common stock had been granted under the 2002 Plan with 2,620,000 options outstanding and exercisable.

In June 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (“1996 Plan”), which provides for the granting of nonqualified options to purchase up to 250,000 shares of common stock to directors of the Company. In April 2003, the 1996 Plan was amended to increase the number of options available for grant to 1,750,000, and the annual award to each Director to 80,000. Such grants of options to purchase 80,000 shares of common stock are awarded automatically on the first business day of June during each calendar year to every Participating Director then in office, subject to certain adjustments. No Participating Director is eligible to receive more than one grant per year. The purchase price of each option is set at the fair market value of the common stock on the date of grant. Each option has a duration of ten years, and becomes exercisable ratably over periods of up to three years from the date of grant. As of December, 31, 2008, the annual award to each Director of 80,000 stock options had not been issued for 2007 or 2008. In addition, the Board in their annual Proxy Statement dated August 17, 2007 stated its intent to issue shares valued at $10,000 each to Messrs. Kuhn and McCarthy as payment for outstanding directors fees for 2006. As of December 31, 2008, these shares had not been issued. The Company’s Compensation Committee administers the 1996 Plan. At December 31, 2008, 520,700 options to purchase common stock had been granted under the 1996 Plan with 498,636 options outstanding and exercisable.

Since inception, the Company has granted non-qualified options outside the option plans to employees, directors and consultants. At December 31, 2008, a total of 3,507,500 options to purchase common stock are outstanding and 3,498,587 are exercisable.

Compensation cost recorded related to the above referenced options was a charge of approximately $4,000 and a gain of approximately $110,000 for the years ended December 31, 2008 and 2007, respectively.   As of December 31, 2008, there was $2,400 of total unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized during 2009.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

The Company did not grant options during the years ended December 31, 2008 or 2007.  The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2008 was $0.

Stock option activity for the year ended December 31, 20087 and 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2006	12,454,582	0.66	6.5
Issued	-	-
Cancelled/Expired	(957,096)	0.52
Exercised	—	—
Outstanding at December 31, 2007	11,497,486	$0.65	5.3
Issued	-	-
Cancelled/Expired	(7,989,986)	0.64
Exercised	—	—
Outstanding at December 31, 2008	3,507,500	$0.68	4.4
Exercisable at December 31, 2008	3,485,436	$0.68	4.4

Warrants

The Company has reserved for issuance, out of currently authorized and unissued shares of common stock, shares underlying outstanding warrants to purchase common stock. Upon exercise of the warrants, shares of common stock will be issued out of currently authorized and unissued shares.

During the last quarter of 2007 and during 2008, the Company granted warrants to purchase an aggregate of 5,913,028 and 36,586,091, respectively, of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated September 27, 2007.  Such warrants are exercisable at prices ranging from $0.17 to $0.03 per share and expire at various times through December 2013.

On January 9, 2008, we replaced the Szulik Loan and issued Mr. Szulik three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share.  Additionally, we lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

During 2008, the Company granted warrants to purchase an aggregate of 5,250,000 of the Company’s common stock pursuant to the terms of unsecured note agreements.  Such warrants are exercisable at prices ranging from $0.04 to $0.05 per share and expire after one year.

During 2008 and 2007, 2,798,996 and 1,320,302 warrants, respectively, expired.  No warrants were exercised during 2007 or 2008.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

A summary of warrant activity for 2008 and 2007 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2006	17,178,494	$0.55
Granted	5,913,028	$0.10
Exercised	—	$—
Expired	(1,320,302)	$(0.92)
Outstanding, December 31, 2007	21,771,220	$0.41
Granted	44,274,091	$0.05
Exercised	—	$—
Expired	(2,798,997)	$(0.64)
Outstanding, December 31, 2008	63,246,314	$0.14

At December 31, 2008, the weighted-average remaining contractual life of the warrants was approximately 3.3 years.

8.	Stockholder Protection Agreement

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

9.	Commitments and Contingencies

Facilities Lease Agreement

We currently lease approximately 180 square feet of administrative office space in San Diego. The lease term began on June 15, 2009 and expires on February 28, 2010.  The lease can be terminated at any time with one month’s notice.  The current annual rent for this space is approximately $4,300.  We are currently outsourcing our laboratory and production facilities.  Rent expense was approximately $351,000 and $672,000 for the years ended December 31, 2008 and 2007, respectively.

Annual future minimum operating lease payments are as follows:

Year Ending December 31,	Operating Leases

2009	$2,340
2010	720
Total minimum operating lease payments	$3,060

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

In connection with our former lease for laboratory and administrative offices which expired in 2008, the Company has accrued $25,000 as of December 31, 2008 based on a claim for damages from the former landlord, which the Company is contesting.

Legal Proceedings

On October 15, 2008, holders of notes assumed by the Company in connection with the Surgica Technology License Agreement and the Supply Agreement instituted suit against the Company in Superior Court of California, County of Sacramento, seeking payment of outstanding notes payable allegedly owed by the Company. The name of the case is Lou Matson, Mary Matson, and Don Brandon v Protein Polymer Technologies, Inc, Case Number 34-2008-00022190.  On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.

Agreements with Surgica Corporation

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

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

10.         Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where it was required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, the Company has recorded no additional tax liability.  As of December 31, 2008, the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $16.9 million and research and development credits of $3.2 million generated in years prior to 2008, and net operating losses of $1.4 million and research and development credits of approximately $84,000 generated in 2008.   As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2003 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses and research and development credits.  The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2008, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At December 31, 2008, the Company had net deferred tax assets of $1.7 million.  The Company’s deferred tax assets are primarily composed of stock-based compensation/warrants expense, impairment of licenses, and basis differences in fixed assets. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred. Additionally, the Company has not performed a comprehensive review of the components of its research and development credit. Until this analysis and review have been completed, the Company has removed the deferred tax assets associated with these carry-forwards from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Once the appropriate analysis and review of these matters are completed, the Company plans to update its unrecognized tax benefits under FIN 48. At this time, the Company cannot estimate how much the unrecognized tax benefit may change, if any.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

Significant components of the Company's deferred tax assets as of December 31, 2008 and 2007 are shown below. A valuation allowance of $1,687,000 and $1,819,000 has been recognized to offset the deferred tax assets as of December 31 2008 and 2007, respectively, as realization of such assets is uncertain.

	2008	2007
Deferred tax assets:
Allowances	174,000	161,000
Stock-based compensation/warrants	511,000	509,000
Amortization/impairment of license	308,000	334,000
Basis difference fixed assets	639,000	790,000
Accrued expenses	40,000	-
Other, net	15,000	25,000
Total deferred tax assets	1,687,000	1,819,000
Valuation allowance for deferred tax assets	(1,687,000)	(1,819,000)
Net deferred tax assets	$-	$-

The provision for income tax on earnings subject to income taxes differs from the statutory federal income tax rate at December 31, 2008 and 2007, due to the following:

	2008	2007
Expected federal income tax benefit	$(999,000)	$(1,105,900)
Expected state income tax benefit, net of federal benefit	76,000	(181,600)
Decrease in valuation allowance	(132,000)	171,500
FIN 48 adjustments	1,006,900	1,069,100
Stock options	-	53,900
Other	48,100	(7,000)
Provision for income taxes	$-	$-

At December 31, 2008, the Company had federal and California tax net operating loss carry-forwards of approximately $49.1 million and $25.9 million, respectively.  The federal and California tax loss carry-forwards begin to expire in 2009 and 2012, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carry-forwards of approximately $2.0 million and $1.3 million, respectively. The federal credit carry-forward began to expire in 2008. The Company also has California Manufacturers’ Investment Credit carry-forward of approximately $62,000. The California credits do not expire.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Protein Polymer Technologies, Inc.
Notes to Financial Statements (Continued)

11.         Employee Benefits Plan

On January 1, 1993, the Company established a 401(k) Savings Plan for substantially all employees who meet certain service and age requirements. Participants may elect to defer up to 20% of their compensation per year, subject to legislated annual limits. Each year the Company may provide a discretionary matching contribution. During the year ended December 31, 2008, and 2007, the Company did not make a contribution to the 401(k) Savings Plan.

12.         Subsequent Events

Between January 1, 2009 and June 30, 2009, the Company received aggregate proceeds of $75,000 for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA.

Between January 1, 2009 and June 30, 2009, the Company received proceeds of $415,000 pursuant to note payable agreements entered into with clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.03 per share.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 20,173,077 shares of the Company’s common stock at exercise prices ranging from $0.02 to $0.03 per share.

On June 29, 2009, the Company received from Sanyo Chemical Industries, Ltd. (“Sanyo”) a fully executed copy of a License Agreement between Sanyo and the Company.  The effective date of the Agreement is June 18, 2009.    Pursuant to the Agreement, the Company has granted a non-exclusive, world-wide license to Sanyo of its technology, know-how, and intellectual property relating to recombinant, repetitive unit proteins and peptides, for the purposes of developing and commercializing products related to Sanyo’s specific fields of business.  The Agreement remains in effect until the expiration of the last to expire of the Company’s patents licensed by Sanyo under this Agreement.  The Agreement further provides the Company with initial and ongoing license fees, technical service and training fees, and a percentage royalty on the quarterly net sales of any new products developed by Sanyo under this Agreement.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls And Procedures

Evaluation of Disclosure Controls

As of December 31, 2008, Company management, with the participation of the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, concluded that as of December 31, 2008, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Interim Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control.  Notwithstanding the identified control deficiencies, Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management, with the participation of the Interim Chief Executive Officer and the Interim Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management, with the participation of the Interim Chief Executive Officer and Interim Principal Financial Officer, believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected on a timely basis.

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
•
Insufficient personnel resources and technical accounting expertise within the accounting function to provide for adequate segregation of duties and to properly account for non-routine or complex accounting matters; and

•
Inadequate documentation of policies, procedures, and controls related to finance and accounting, including inadequate procedures for appropriately identifying, assessing, and applying accounting principles.

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

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10-K

Item 9B.      Other Information

None

PART III

Item 10.      Directors and  Executive Officers of the Registrant

The table below sets forth certain information regarding our directors, our executive officers, and other significant employees as of June 30, 2009.

Name	Age	Position with the Company
James B. McCarthy, M.B.A., J.D. (2)	57	Director, Interim Chief Executive Officer, Interim Principal Accounting Officer, and Interim Corporate Secretary
Allan Farber (1)(2)	62	Director
Kerry L. Kuhn, M.D. (1)	59	Director
Richard Adelson (1)(2)	52	Director
William N. Plamondon III	61	Director
Joseph Cappello, Ph.D.	52	Vice President, Research and Development, Chief Technical Officer and Director, Clinical Research
Franco A. Ferrari, Ph.D.	57	Vice President, Laboratory Operations and Polymer Production and Director, Molecular Genetics

(1) Member of the Compensation Committee of Board of Directors.
(2) Member of the Audit Committee of Board of Directors.

James B. McCarthy is our Interim Chief Executive Officer, Interim Principal Accounting Officer, and Interim Corporate Secretary,  positions he has held since November 2007. He has served as a director of the Company since April 2005. Mr. McCarthy is the founder, Chairman and Chief Executive Officer of Gemini Consulting Group, Inc., a U.S. based, privately held holding company with affiliated companies in the United States and the United Kingdom. Mr. McCarthy’s areas of key expertise include the development of hospital and ambulatory surgery center joint ventures both domestically and internationally, development and implementation of hospital and physician joint venture strategies and implementation of domestic and international medical supply and equipment arrangements.

Mr. McCarthy received his B.A. from the University of Notre Dame, his J.D. from the Loyola University School of Law, and his M.B.A. from the Keller Graduate School of Management. He is a member of various state and national organizations, including the American Health Lawyers Association and the National Strategy Forum. He also serves on the National Advisory Council of the Keller Graduate School of Management in Chicago, IL. Mr. McCarthy is also a member of the Board of Directors for Sirigen Group Ltd., London, England, and StemCyte, Inc., Covina, CA, with offices in New Jersey, Taiwan and India. He is also a member of the Board of Trustees of the University of San Diego, San Diego, California.

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

The Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in Item 407(h)(2) of Regulation S-K because the Board of Directors did not believe that any of the members of the Audit Committee met the qualifications of an “audit committee financial expert.” and does not believe, given the Company's current financial condition, that the expense is warranted at this time.

In fiscal year ended December 31, 2008, the Board had an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. McCarthy, Adelson, and Farber.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities (“Section 16 Participants”), to file reports of ownership and changes in ownership with the SEC. Such persons are required to furnish the Company with copies of all forms they file pursuant to Section 16(a). To our knowledge, during the fiscal year ended December 31, 2008, based solely on a review of such materials as are required by the SEC, no Section 16 Participants failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a), except that one of our holders of more than ten percent of our common stock may have failed to file certain reports under Section 16(a).

Code of Ethics

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer (our principal executive officer and principal financial officer).  A copy of our Code of Conduct is incorporated by reference as exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 10.      Executive Compensation

Compensation of Non-Employee Directors

Non-employee, non-affiliate directors are entitled to receive $10,000 for their services as directors during the 2008 fiscal year. All directors were reimbursed for their out-of-pocket expenses in attending meetings of the Board or committees thereof.  Neither the 2008 directors' fees payable of $10,000 each to Messrs. Adelson, Farber, Kuhn, and Plamondon nor the 2007 directors’ fee payable of $10,000 each to Messrs. Adelson, Farber, Kuhn, and McCarthy had been paid as of December 31, 2008.  We anticipate satisfying those obligations with the issuance of stock or stock options during 2009. In addition, the Board in their annual Proxy Statement dated August 17, 2007 stated its intent to issue shares valued at $10,000 each to Messrs. Kuhn and McCarthy as payment for outstanding directors fees for 2006. As of December 31, 2008, these shares had not been issued.

Directors who are also not employees of the Company are granted options to purchase Company common stock under the Company’s 1996 Non-Employee Directors’ Stock Option Plan (the "1996 Option Plan"). Under the 1996 Option Plan, each such director is granted an annual option to purchase 80,000 shares of common stock of the Company upon his or her election to the Board and on the first business day in June of each calendar year thereafter. Such options have a duration of ten years and are exercisable six months after the date of grant at a price equal to the fair market value of the Company’s common stock on the date of grant. As of December 31, 2008, the annual award to each Director of 80,000 stock options had not been issued for either 2007 or 2008.

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

The following table shows for the periods indicated the compensation paid to or accrued to, or for the benefit of, each of the named executive officers of the Company for services rendered to the Company for the year ended December 31, 2008.

Summary Compensation Table – 2008
Name and Principal Position	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

James B. McCarthy, Interim Chief Executive Officer/ Interim Principal Accounting Officer/ Interim Corporate Secretary, effective November 29, 2007	-	-	-	-	-	-	180,000	(1)	180,000

Joseph Cappello, Ph.D, VP, Research and Development, Chief Technical Officer and Director, Clinical Research	167,860	-	-	-	-	-	-		167,860

Franco A. Ferrari, Ph.D, VP, Laboratory Operations and Polymer Production and Director, Molecular Genetics	154,780	-	-	-	-	-	-		154,780

(1)
Mr. McCarthy’s compensation for the year ended December 31, 2008 consisted of consulting fees payable to Gemini Consulting Group, Inc., of which he is the chief executive officer. The monthly fee is $15,000 of which the entire annual fee of $180,000 was paid in cash during 2008.

Outstanding Equity Awards at Year End - 2008

	Option/Warrants Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Unit That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James B. McCarthy	80,000	0	0	0.77	6/01/2015	-	-	-	-
	80,000	0	0	0.20	6/01/2016	-	-	-	-

Joseph Cappello, Ph.D.	10,000	0	0	0.88	9/26/2010	-	-	-	-
	50,000	0	0	0.80	4/12/2011	-	-	-	-
	20,000	0	0	0.85	5/29/2011	-	-	-	-
	50,000	0	0	0.37	11/25/2012	-	-	-	-
	1,350,000	0	0	0.73	4/25/2013	-	-	-	-
	25,000	0	0	0.65	1/03/2015	-	-	-	-

Franco A. Ferrari, Ph.D.	10,000	0	0	0.88	9/26/2010	-	-	-	-
	50,000	0	0	0.80	4/12/2011	-	-	-	-
	20,000	0	0	0.85	5/29/2011	-	-	-	-
	50,000	0	0	0.37	11/25/2012
	1,200,000	0	0	0.73	4/25/2013	-	-	-	-
	25,000	0	0	0.65	1/03/2015

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership as of June 30, 2009 by

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

This table is based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission, and information obtained from our directors and named executives. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 30, 2009, including, but not limited to shares of common stock issuable upon conversion of preferred stock and/or exercise of options. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named in the table, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares common stock which they beneficially own. The business address of each of the Company’s directors and named executive officers is the Company’s address unless otherwise stated in the table below.

Name and Address	Amount & Nature of Beneficial		Approximate
of Beneficial Owner	Ownership		Percentage*

William N. Plamondon, III(1)	-0-		**

Richard Adelson(1)	389,181	(3)	**

Allan Farber(1)	985,607	(4)	**

Kerry L. Kuhn, MD(1)	820,000	(5)	**

James B. McCarthy(1)(2)	160,000	(6)	**

Joseph Cappello, Ph.D.(2)	1,580,748	(7)	1.4%

Franco A. Ferrari, Ph.D.(2)	1,456,359	(8)	1.3%

Redec & Associates, LLC c/o Protein Polymer Technologies, Inc. 11494 Sorrento Valley Road San Diego, California 92121	11,432,036	(9)	10.1%

Hunter & Co. c/o Protein Polymer Technologies, Inc. 11494 Sorrento Valley Road San Diego, California 92121	27,940,935	(10)	20.3%

Matthew Szulik c/o Protein Polymer Technologies, Inc. 11494 Sorrento Valley Road San Diego, California 92121	89,027,350	(11)	57.8%

All Officers and Directors as a Group	5,391,895	(3)-(8)	4.7%

*	Based upon 112,959,272 shares issued and outstanding as of June 30, 2009 except as otherwise provided in the footnotes.

**	Less than 1%.

(1)	Director.

(2)	Executive Officer.

(3)
Includes i) 50,000 shares subject to options exercisable within 60 days and ii) 3,400 shares owned by the stockholder’s spouse. Excludes 1,392,372 shares of common stock held in trust for the stockholder’s mother. The stockholder disclaims beneficial ownership of the shares owned in trust for his mother.

(4)	All shares are owned by the stockholder’s spouse. Includes 45,455 shares issuable upon conversion of Series I Preferred Stock within 60 days.

(5)	Includes (i) 365,000 shares subject to options exercisable within 60 days and (ii) 80,000 shares issuable upon conversion of Series G Preferred Stock convertible within 60 days.

(6)	Includes 160,000 shares subject to options exercisable within 60 days.

(7)	Includes 1,505,000 shares subject to options exercisable within 60 days.

(8)	Includes 1,355,000 shares subject to options exercisable within 60 days.

(9)	Includes 554,545 shares issuable upon conversion of shares of Series I Preferred Stock convertible within 60 days.

(10)	Includes 24,369,506 shares subject to warrants exercisable within 60 days.

(11)	Includes (i) 127,273 shares issuable upon conversion of the Company’s Series I Preferred Stock convertible within 60 days and (ii) 40,946,038 shares subject to warrants exercisable within 60 days.

Item 13.       Certain Relationships and Related Transactions

As described in Note 5 to the financial statements, the loan issued to us on April 13, 2006 by Matthew J. Szulik, one of our stockholders, (hereafter “Szulik Loan”), has been amended ten times so that as of December 31, 2008, the outstanding Principal balance was $6,415,000 and the Maturity Date September 30, 2009. At December 31, 2008, the outstanding indebtedness subject to the Note and Security Agreement was $6,415,000 and accrued interest payable was $500,000. The Szulik Loan is secured, in accordance with the terms of a security agreement (hereafter “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company. The original Note and the Security Agreement are both dated April 13, 2006, but the current note is dated January 9, 2008.

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

As consideration for Mr. Szulik agreeing to accept the new note on January 9, 2008, we issued him three-year warrants to purchase an aggregate of 2,438,000 shares of our common stock at $0.061 per share and lowered the exercise price of warrants to purchase 500,000 shares of our common stock that we had previously issued to him from $0.30 per share to $0.061 per share.

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

Between September 27, 2007 and December 31, 2008, the Company received an aggregate of $2,282,500 in subscriptions for the purchase of 42,499,119 shares of common stock and 42,499,119 warrants, subject to the terms of the SPA.  During 2008, the Company received an aggregate of $1,712,500 in subscriptions for the purchase of 36,586,091 shares of common stock and 36,586,091 warrants, subject to the terms of the SPA and RRA. Between January 1, 2009 and June 30, 2009, the Company received proceeds of $75,000 for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA.

Between October 2, 2008 and June 5, 2009, the Company received proceeds of $645,000 as loans from clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.05 per share.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 25,423,077 shares of the Company’s common stock at exercise prices ranging from $0.02 to $0.05 per share.

Material Relationship with the Company

Mr. Szulik has no material relationship with us apart from his ownership of our securities. Based upon our stock records and data supplied to us by our stockholders, we believe that Mr. Szulik is the beneficial owner of approximately 44.1% of our common stock, including the shares underlying the warrants he has acquired from us in connection with the Szulik Loan and the SPA. We determine beneficial ownership in accordance with the Commission's rules, which generally include voting power and/or investment power with respect to securities. Our shares of common stock issuable upon conversion of debt securities or preferred stock or subject to options or warrants exercisable within 60 days after the date on which we make our filing with the Commission in which such beneficial ownership information is disclosed are deemed outstanding for computing the stock ownership percentage of a person holding such convertible debt, preferred stock, options or warrants but are not deemed outstanding for computing the percentage of any other person.

TAG Virgin Islands, Inc. is a registered investment advisor and advises a number of our stockholders in investment decisions, including decisions about whether to invest in our stock. These clients include Messrs, Adelson and Farber and Dr. Kuhn, who are members of our Board of Directors, and Mr. Szulik and Redec & Associates, LLC. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially own approximately 67.8% of our common stock. TAG has discretionary authority to vote or dispose of the shares of our common stock held in its client accounts and, therefore, may be deemed to be the beneficial owner of such shares in accordance with the Commission's Rules. TAG has informed us that James Tagliaferri is the natural person at TAG with such discretionary authority. TAG expressly disclaims beneficial ownership of any shares owned by its clients.

Item 14.       Principal Accountant Fees and Services

During the fiscal years ended December 31, 2007 and December 31, 2008, Squar, Milner, Peterson, Miranda & Williamson, LLP provided various audit and non-audit services to us as follows:

•
Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2008, for review of our financial statements included in our quarterly reports on Form 10-QSB or Form 10-Q for those years, and services normally provided in connection with statutory and regulatory filings and engagements for those years, were approximately $136,100 and $112,900, respectively.

•
Audit-Related Fees: There were no fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the fiscal years ended December 31, 2007 and December 31, 2008.

•
Tax Fees. Aggregate fees billed for tax services were approximately $5,900 and $6,800 in the fiscal years ended December 31, 2007 and December 31, 2008, respectively. These fees were primarily for compliance fees for the preparation of tax returns, assistance with tax planning strategies, and tax advice.

•	All Other Fees: There were no fees billed for services other than those described above in the fiscal years ended December 31, 2007 and December 31, 2008.

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

PART IV

Item 15.      Exhibits

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

10.14 (12)	Securities Purchase Agreement related to the sale of the Company’s Series G Convertible Preferred Stock.
10.15 (12)	Second Amendment to Stockholder Protection Agreement, dated July 26, 1999 between the Company and Continental Stock Transfer and Trust Company as rights agent.
10.16 (13)**	License and Development Agreement dated as of January 26, 2000 between the Company and Prospectivepiercing Limited, to be known as Femcare Urology Limited.
10.17 (13)**	Supply Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.18 (13)**	Escrow Agreement dated as of January 26, 2000 between the Company and Femcare Urology Limited.
10.19 (13)	License Agreement dated as of February 18, 2000 between the Company and Sanyo Chemical Industries, Ltd.
10.20 (14)**	License Agreement dated December 21, 2000 between the Company and Genencor International, Inc.

10.21 (14)	Form of Warrant to Purchase Common Stock issued in connection with License Agreement between the Company and Genencor International, Inc.
10.22 (15)	Securities Purchase Agreement related to the sale of the Company’s Series H Preferred Stock.
10.23 (17)**	Founder Stock Purchase Agreement dated April 12, 2001 between the Company and Spine Wave Inc.
10.24 (17)**	License Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.25 (17)**	Escrow Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.26 (17)**	Supply and Services Agreement dated April 12, 2001 between the Company and Spine Wave, Inc.
10.27 (18)**	Amendment No. 1 to Supply and Services Agreement dated February 12, 2002 between the Company and Spine Wave, Inc.
10.28 (18)**	Stock Purchase and Vesting Agreement dated March 21, 2002 between the Company and Spine Wave, Inc.
10.29 (16)	Warrant to Purchase Shares of Common Stock of Spine Wave, Inc. issued to the Company.
10.30 (19)	First Amendment to the License Agreement dated October 1, 2002 between the Company and Genencor International, Inc.
10.31 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and J. Thomas Parmeter.
10.32 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and John E. Flowers.
10.33 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and Joseph Cappello.
10.34 (19)	Employment Agreement, dated as of December 31, 2002, between the Company and Franco A. Ferrari.
10.35 (20)	2002 Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.
10.36 (21)**	Amendment No. 2 to Supply and Services Agreement dated October 1, 2003 between the Company and Spine Wave, Inc.
10.37 (22)	Securities Purchase Agreement, dated as of March 31, 2005, by and among the Company and certain investors.
10.38 (22)	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with Securities Purchase Agreement dated as of March 31, 2005.
10.39 (23)	Form of Warrant to Purchase Shares of Common Stock of the Company issued to William N. Plamondon, III.
10.44 (24)	Irrevocable Proxy, dated as of November 23, 2005, executed by Louis R. Matson in favor of the Company.
10.40 (25)**	Asset Purchase Option Agreement, dated as of November 23, 2005, by and between the Company and Surgica Corporation.
10.41 (25)**	License Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.42 (25)**	Supply and Services Agreement, dated as of December 19, 2005, between the Company and Surgica Corporation.
10.43 (25)**	Voting Agreement, dated as of November 23, 2005, between the Company and Louis R. Matson.
10.44 (26)	Common Stock Purchase Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of September 27, 2007.
10.45 (26)	Amendment No. 7 to Secured Promissory Note issued to Matthew J. Szulik, dated November 10, 2007.

10.46 (27)	Amendment 1 to the Common Stock Purchase Agreement between the Company and TAG Virgin Islands, Inc., as Agent for the Purchasers named therein, dated as of November 28, 2007.
10.47 (27)	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.
10.48 (27)	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.
10.49 (27)	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.
10.50 (28)	Form of Promissory Note issued to noteholders on October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, May 7, 2009, and June 5, 2009.
10.51 (28)
Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Notes issued to noteholders on October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, May 7, 2009, and June 5, 2009.

10.52**	Technology License Agreement between the Company and Sanyo Chemical Industries, Ltd., dated as of June 18, 2009.
14.1 (29)	Code of Conduct.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

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

(4)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1992, SEC File No. 000-19724, as filed with the Commission on March 31, 1993.

(5)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1995, SEC File No. 000-19724, as filed with the Commission on October 25, 1995.

(6)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1996, SEC File No. 000-19724, as filed with the Commission on March 27, 1997.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on August 27, 1997.

(8)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997, SEC File No. 000-19724, as filed with the Commission on April 15, 1998.

(9)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended March 31, 1998, SEC File No. 000-19724, as filed with the Commission on May 15, 1998.

(10)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the Quarter ended June 30, 1998, SEC File No. 000-19724, as filed with the Commission on August 14, 1998.

(11)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Commission on March 5, 1999.

(12)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1999, SEC File No. 000-19724, as filed with the Commission on November 12, 1999.

(13)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999, SEC File No. 000-19724, as filed with the Commission on March 24, 2000.

(14)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000, SEC File No. 000-19724, as filed with the Commission on February 22, 2001.

(15)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2001, SEC File No. 000-19724, as filed with the Commission on November 14, 2001.

(16)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on November 13, 2002.

(17)	Incorporated by reference to Registrant’s Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(18)	Incorporated by reference to Registrant’s Report on Form 10-QSB/A for the period ended September 30, 2002, SEC File No. 000-19724, as filed with the Commission on March 5, 2003.

(19)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2002, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(20)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the period ended March 31, 2003, SEC File No. 000-19724, as filed with the Commission on May 14, 2003.

(21)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2003, SEC File No. 000-19724, as filed with the Commission on March 28, 2003.

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on April 7, 2005.

(23)	Incorporated by reference to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, SEC File No. 000-19724, as filed with the Commission on August 17, 2005.

(24)	Incorporated by reference to Registrant's Current Report on Form 8-K, SEC File No. 000-19724, as filed with the Commission on December 22, 2005.

(25)	Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2005, SEC File No. 000-19724, as filed with the Commission on March 31, 2006.

(26)	Incorporated by reference to Registrant's Report on Form 10-QSB for the quarter ended September 30, 2007, SEC File No. 000-19724, as filed with the Commission on November 19, 2007.

27)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2007, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.

(28)	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 000-19724, as filed with the Commission on November 19, 2008.

(29)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004, SEC File No. 000-19724, as filed with the Commission on March 31, 2005.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

July 24, 2009	By:	/S/ JAMES B. MCCARTHY
James B. McCarthy
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JAMES B. MCCARTHY	Interim Chief Executive Officer,	July 24, 2009
James B. McCarthy	Interim Principal Financial Officer, and
Interim Corporate Secretary

/S/ ALLAN FARBER	Director	July 24, 2009
Allan Farber

/S/ KERRY L. KUHN	Director	July 24, 2009
Kerry L. Kuhn, M.D.

/S/ RICHARD ADELSON	Director	July 24, 2009
Richard Adelson

/S/ WILLIAM N. PLAMONDON III	Director	July 24, 2009
William N. Plamondon III

EXHIBIT INDEX

10.1	Technology License Agreement between the Company and Sanyo Chemical Industries, Ltd., dated as of June 18, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.