Form 10-Q/A
period 2009-03-31
PROTEIN POLYMER TECHNOLOGIES INC
filed 2009-08-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO  ☑

The number of shares of the registrant’s common stock issued and outstanding as of August 19, 2009 was  112,959,272.

EXPLANATORY NOTE

Protein Polymer Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to amend the Form 10-Q that was originally filed with the Securities and Exchange Commission on May 20, 2009.  This Amendment No.1 amends the Company’s unaudited financial statements for the quarter ended March 31, 2009 to include the required review of financial information by the Company’s independent registered public accounting firm in accordance with professional standards for conducting such reviews, and the required audited financial information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on July 24, 2009.  This Amendment No. 1 revises the following specific items:

1.	Part I, Item 1: Financial Statements

2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Part I, Item 4T: Controls and Procedures

4.	Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act.  Except as described above, no substantive change has been made to the Form 10-Q as originally filed, nor has any attempt been made to modify or update disclosures to the Form 10-Q as originally filed.   The filing of this Amendment No. 1 shall not be deemed to be an admission that the Form 10-Q as originally filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q/A — QUARTERLY REPORT
FOR THE PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	March 31, 2009	December 31,
	(unaudited)	2008
Assets
Current assets:
Cash	$1,507	$1,291
Prepaid expenses and other current assets	60,844	35,011
Total current assets	62,351	36,302

Deposits	29,679	29,679
Equipment and leasehold improvements, net	20,747	24,429
Investment	520,000	520,000
Total assets	$632,777	$610,410

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,007,678	$969,435
Accrued liabilities	1,028,325	844,073
Secured note payable - related party	6,414,837	6,414,837
Notes payable - Surgica	519,071	519,071
Notes payable - other, net of unamortized debt discount	161,109	158,589
Fair value of warrant obligations	1,762,651	-
Total current liabilities	$10,893,671	$8,906,005

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 20,237 shares issued and outstanding at March 31, 2009 and December 31, 2008; liquidation preference of $2,084,032 and $2,082,930 at March 31, 2009 and December 31, 2008, respectively.	1,834,299	1,834,299
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 112,959,272 and 109,387,843 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	1,129,593	1,093,878
Additional paid-in capital	59,605,332	61,982,390
Accumulated deficit	(72,830,118)	(73,206,162)
Total stockholders' deficit	(10,260,894)	(8,295,595)
Total liabilities and stockholders’ deficit	$632,777	$610,410

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Product and other income	$535	$-
Total revenues	535	-

Operating expenses:
Research and development	29,003	551,974
Selling, general and administrative	269,746	209,311
Total expenses	298,749	761,285

Net loss from operations	(298,214)	(761,285)

Other expenses:
Interest expense	(168,560)	(169,928)
Loss from change in fair value of warrant obligations	(604,305)	-
Total other expenses	(772,865)	(169,928)

Net loss	(1,071,079)	(931,213)

Dividends on preferred stock	1,102	69,030

Net loss applicable to common shareholders	$(1,072,181)	$(1,000,243)

Basic and diluted net loss per common share	$(0.010)	$(0.012)

Weighted average number of common shares outstanding – basic and diluted	112,483,081	80,179,370

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
	2009	2008
Operating activities:
Net loss	$(1,071,079)	$(931,213)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	3,682	25,094
Stock-based compensation expense	1,454	1,236
Debt discount amortization	25,192	20,134
Loss from change in fair value of warrant obligations	604,305	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,833)	(20,605)
Accounts payable	38,243	(55,094)
Accrued liabilities	184,252	171,058
Net cash used for operating activities	(239,784)	(789,390)

Financing activities
Proceeds from sale of common stock	75,000	775,000
Proceeds from issuance of note payable	165,000	-
Net cash provided by financing activities	240,000	775,000

Net increase (decrease) in cash	216	(14,390)
Cash at beginning of the period	1,291	21,936
Cash at end of the period	$1,507	$7,546

Supplemental disclosures of cash flow information
Interest paid	$444	$659
Non cash investing and financing activity
Debt discount recorded in connection with issuance/amendment of warrants	$-	$135,449
Warrant obligation on warrants issued with common stock and debt	$229,770	$-
Secured note payable-related party issued for payment of accrued interest	$-	$538,837

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q  under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements.  The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2009, the Company incurred net losses and negative cash flows from operating activities of approximately $1,071,000 and $240,000, respectively and at March 31, 2009, the Company had a working capital deficit of approximately $10,831,000 and an accumulated deficit of approximately $72,830,000. The Company’s cash balance as of March 31, 2009 was approximately $1,500 and, in combination with anticipated additional contract and license payments, is insufficient to meet our ongoing capital requirements.

From January 1, 2009 through March 31, 2009, required operating capital has been obtained through proceeds totaling $75,000 from equity purchases and proceeds totaling $165,000 from issuance of debt.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Cost Method Investment

The investment balance at March 31, 2009 and December 31, 2008 represents shares of common stock owned by the Company in a privately held company which were acquired pursuant to a license agreement.  Based on the Company’s limited ownership percentage, the investment is reported using the cost method.  Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in an active market for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities on January 1, 2008 did not have a material effect on the Company’s financial statements.

At March 31, 2009, the Company remeasured the fair value of warrants to purchase shares of common stock that were classified as liabilities (see Note 8). These warrants were valued using Level 3 inputs because there are certain unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2009:

Balance at December 31, 2008	$-
Cumulative effect of accounting change (Note 8)	933,000
Issuance of new warrants	226,000
Loss on change in fair value included in net income	604,000
Balance at March 31, 2009	$1,763,000

Fair Value of Warrant Obligations

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

As a result of adopting EITF 07-05 on January 1, 2009, 50,687,119 of the Company’s warrants to purchase common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment due to exercise price reset and anti-liquidation features.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

On January 1, 2009, the Company reduced additional paid-in capital by $2,380,000 and decreased the beginning accumulated deficit by $1,447,000 as a cumulative effect to establish a long-term warrant liability of $933,000 to recognize the fair value of such warrants.

These common stock purchase warrants were initially issued in connection with placement of the Company’s common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Annual dividend yield	0%	0%
Expected life (years)	1.8 - 4.8	2.1 - 5.0
Risk-free interest rate	0.9% - 1.8%	0.8% - 1.5%
Expected volatility	200% - 233%	191% - 221%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is estimated by management based on the remaining term of the warrants. The risk-free interest rate is based on the rate for U.S. Treasury securities over the expected life.

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

Excluded from diluted loss per common share as of March 31, 2009 and 2008 were 83,677,882 and 62,037,741 shares, respectively, because the effect would be anti-dilutive.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) was effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption of FSP FAS No. 142-3 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The adoption of FSP APB 14-1 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact that the adoption of FSP SFAS 107-1 may have on its financial position, results of operations, and cash flows.

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

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 168 may have on its financial position, results of operations, and cash flows.

Note 2. Investment

The investment included on our balance sheets at March 31, 2009 and December 31, 2008 represents the Company’s cost basis in shares of common stock of Spine Wave, Inc. (“Spine Wave”), a privately held company focused on the development and commercialization of innovative products and technologies for the treatment of spinal disorders.

Based on adverse changes in market values of companies in the medical device/equipment industry during the second half of 2008, as evidenced by the steep declines in stock market values of publicly traded companies in this sector and in the overall stock market, the Company evaluated its investment in Spine Wave for impairment as of March 31, 2009.  Since there are no quoted prices of Spine Wave’s common stock, and since it was not practicable for the Company to otherwise estimate the fair value of Spine Wave’s common stock at March 31, 2009, the Company was unable to quantify the specific amount of potential impairment.  However, because the Company believes there may be potential impairment, it completed an evaluation to determine if the potential impairment was other-than-temporary.  This evaluation was based on a number of factors including: i) the length of time and the extent to which the market value has been less than the cost; ii) the financial condition and near term prospects of Spine Wave: and iii) the Company’s intent and ability to retain its investment in Spine Wave for a period of time sufficient to allow for a recovery in market value.  In connection with this evaluation, the Company determined that any potential impairment in its investment in Spine Wave was primarily a function of the impact on the stock market and the medical device/equipment sector of the deterioration of global economic conditions during the second half of 2008, and that any potential impairment was not a function of factors specifically relating to Spine Wave’s business or its near term prospects.  Based on the Company's evaluation of Spine Wave’s near term prospects, the partial recovery of stock market values subsequent to March 31, 2009 and on management's intention to hold the investment in Spine Wave for a sufficient period of time to allow for a recovery in the market value, the Company determined that any potential impairment was not other-than-temporary, and accordingly, no impairment was recorded at March 31, 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

As of March 31, 2009 the Company was not aware of any indicators of impairment with respect to its investment in Spine Wave, and it was not practicable for the Company to estimate the fair value of this investment because of the lack of quoted market prices and the inability to otherwise estimate fair value without incurring excessive costs.  Management believed that the carrying amount of its investment in Spine Wave was not impaired at March 31, 2009.

As discussed in Note 4, a portion of the Spine Wave shares owned by the Company serve as collateral for a currently outstanding note payable.

Note 3. Accrued Liabilities

Accrued liabilities consist approximately of the following:

	March 31, 2009	December 31, 2008
Payroll and employee benefits	$52,000	67,000
Professional Fees	21,000	-
Accrued interest	752,000	610,000
Insurance premium financing	47,000	27,000
Directors fees	110,000	100,000
Other	46,000	40,000
	$1,028,000	844,000

Note 4. Notes Payable

Secured Notes Payable – Related Party

As of March 31, 2009, the amount due on this note includes the $6,415,000 outstanding balance plus $629,000 of accrued interest.  On March 31, 2009, the Company extended the maturity date of its secured notes payable – related party to September 30, 2009.

The note is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company.

Notes Payable - Other

On February 6, 2009 and March 18, 2009 the Company received proceeds of $80,000 and $85,000, respectively, as loans.  These notes are due on February 5, 2010 and March 17, 2010, respectively, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.02 per share, at the discretion of the Company.  In connection with the loans, the Company granted warrants to the noteholders to purchase an aggregate of 4,000,000 and 4,250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.02 per share.  As of March 31, 2009 the total amount of accrued interest owed was $9,000.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

A portion of the proceeds totaling $153,000 was allocated to the warrant liabilities and as debt discount.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2/06/09 Warrant	3/18/09 Warrant
Expected annual dividends	0%	0%
Risk-free interest rate	1.4%	1.3%
Expected term (in years)	3.0	3.0
Expected Volatility	225%	230%

The carrying value of the notes payable - other at March 31, 2009, is comprised of the following:

Principal value of notes	$395,000
Less: Unamortized debt discount	(234,000)
$161,000

The total debt discount recorded is being amortized as interest expense over the expected term of the notes using the effective interest method.  During the three months ended March 31, 2009, the Company recorded non-cash interest expense of approximately $25,000 based on the debt discount amortization of these warrants.

Surgica Notes

In December 2005, in connection with a license agreement with Surgica Corporation for the rights to certain intellectual property, the Company assumed several notes payable agreements with an aggregate principal balance of $519,000.

In March 2007, the license agreement with Surgica was terminated.  On October 15, 2008, the noteholders instituted suit against the Company in Superior Court of California, County of Sacramento seeking payment of these notes.  Until a final determination was made with respect to the disposition of the notes, the Company continued to carry them on its balance sheet.  Accordingly, as of March 31, 2009, the entire balance of the outstanding notes payable and related accrued interest of $115,000 is reflected in the accompanying financial statements as a current liability.

On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.  The Company expects to reverse amounts accrued relating to this license agreement during the second quarter of 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5. Common Stock

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007 and amended on November 28, 2007, with TAG Virgin Islands, Inc.(“TAG”), as agent for certain purchasers of the Company’s common stock. TAG is a registered investment advisor and advises a number of the Company’s stockholders, including certain members of our Board of Directors, in investment decisions, including decisions about whether to invest in our stock. Based upon our stock records and data supplied to us by our stockholders, we believe that clients of TAG beneficially owned approximately 55.1% of our common stock, prior to the stock purchases subject to the SPA. The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the purchaser also will receive a warrant to purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 100% of the purchase price paid by the purchase.  The SPA can be terminated at any time by TAG. The purchasers have certain registration rights, as provided by the RRA, to require the Company, at its cost, to file an effective registration statement with the Securities and Exchange Commission.

For the three months ended March 31, 2009, the Company received an aggregate of $75,000 in subscriptions for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA and RRA.   Between September 27, 2007 and March 31, 2009, the Company received proceeds of $2,357,500 for the purchase of 46,070,548 shares of common stock and 46,070,548 warrants pursuant to this Stock Purchase Agreement.

A portion of the proceeds received for the three months ended March 31, 2009, totaling $73,000 was allocated to the warrant liabilities, with the remaining balance recorded as additional paid-in capital.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected annual dividends	0%
Risk-free interest rate	1.6%
Expected term (in years)	5.0
Expected Volatility	191%

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6. Stock Options

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

During the three month periods ended March 31, 2009 and 2008, respectively, the Company recognized $1,454 and $1,236 in stock-based compensation expense.  As of March 31, 2009, there was $969 of unrecognized compensation expense related to unvested share-based compensation arrangements which is expected to be fully recognized by the end of 2009.  There was no intrinsic value related to the stock options outstanding as of March 31, 2009.

Note 7. Warrants to Purchase Common Stock

The Company has reserved for issuance, out of currently authorized and unissued shares of common stock, shares underlying outstanding warrants to purchase common stock.  Upon exercise of the warrants, shares of common stock will be issued out of currently authorized and unissued shares.

A summary of warrant activity for the three months ended March 31, 2009 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2008	$63,246,314	$0.14
Granted	11,821,429	$0.02
Exercised	-	$-
Expired	-	$-
Outstanding, March 31, 2009	75,067,743	$0.12

At March 31, 2009, the weighted-average remaining contractual life of the warrants was approximately 3.1 years.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 8. Change in Accounting Principle: Warrant Obligations

As a result of adopting EITF 07-5, the Company reclassified the fair value of warrants to purchase common stock as follows:

	Additional Paid-in Capital	Accumulated Deficit
Balances at December 31, 2008	61,982,000	(73,206,000)

Cumulative effect of warrants reclassified	(2,380,000)	1,447,000
Stock issuance	2,000	-
Stock-based compensation expense	1,000	-
Net loss	-	(1,071,000)

Balances at March 31, 2009	$59,605,000	(72,830,000)

Note 9. Subsequent Events

Between April 1, 2009 and August 19, 2009, the Company received proceeds of $330,000 pursuant to note payable agreements entered into with clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.034 per share.  As consideration for the loans, the Company granted warrants to the noteholders to purchase an aggregate of 14,615,614 shares of the Company’s common stock at exercise prices ranging from $0.02 to $0.034 per share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Protein Polymer Technologies, Inc

We have reviewed the accompanying condensed balance sheet of Protein Polymer Technologies, Inc. as of March 31, 2009, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the condensed financial statements and Note 1 to the annual financial statements for the year ended December 31, 2008 (not presented herein), the Company has minimal cash balances and a significant working capital deficit as of March 31, 2009, and has incurred significant recurring net losses through March 31, 2009.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the respective financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Protein Polymer Technologies, Inc. as of December 31, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein) and in our report dated July 24, 2009, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
August 19, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31,2008. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Company and Technology Background

Protein Polymer Technologies, Inc. (hereafter the “Company”, “our” or “we”), a Delaware corporation, is a biotechnology company incorporated on July 6, 1988. We are engaged in the research, development and production of bio-active devices to improve medical and surgical outcomes. Through our patented technology to produce proteins of unique design, biological and physical product components are integrated to provide for optimized clinical performance.

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

Results of Operations

Revenue. Revenues from product sales for the three months ended March 31, 2009 were $535 compared to $0 revenue generated in the comparable period in 2008.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 were approximately $29,000, compared to $552,000 for the three months ended March 31, 2008.  The decline resulted from our inability to raise additional capital, and the closing of our laboratory and administrative facility, and the subsequent sub-contracting of the laboratory function. We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 were approximately $270,000, as compared to $209,000 for the three months ended March 31, 2008.  The increase was due to the reallocation of certain expenses previously associated with our research and development efforts.  To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Operating Losses. For the three months ended March 31, 2009, we recorded a net loss applicable to common shareholders of $1,072,000 or $0.010 per share, as compared to a loss of $1,000,000 or $0.012 per share for the comparable period in 2008.

Loss from change in fair value of warrants

On January 1, 2009 we reclassified the fair value of warrants to purchase common stock from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. The fair value of these common stock purchase warrants increased to $1,760,000 as of March 31, 2009 due to the issuance of new warrants and an increase in the Company’s stock price. We recognized a $604,000 non-cash loss from the change in fair value of these warrants for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash totaling approximately $1,500, as compared to $1,000 at December 31, 2009. As of March 31, 2009, we had a working capital deficit of $10,831,000 compared to a working capital deficit of $8,796,000 at December 31, 2008.

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

As discussed in Note 5 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $2,357,500 as of June 30, 2009, as a result of that SPA.  The SPA has been our main source of external financing since September 2007.

Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. On January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000.  On March 31, 2009, the scheduled maturity date was extended to September 30, 2009.

 Between October 2, 2008 and August 19, 2009, the Company received proceeds of $725,000 as loans from clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.05 per share.

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

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008 (filed on July 24, 2009), Company management identified material weaknesses in our internal accounting control over financial reporting as of December 31, 2008, including:

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

As a result of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

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

As of August 19, 2009, we had used substantially all of the net proceeds which were generated from the sale of our securities described in the preceding paragraph to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
10.6.1*	Secured Promissory Note Replacement Agreement, dated as of January 9, 2008, between the Company and Matthew J. Szulik.

10.6.2*	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.

10.6.3*	Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9. 2008.

10.6.4**	Form of Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, May 7, 2009, and June 5, 2009.

10.6.5**
Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, and May 7, 2009, and June 5, 2009.

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

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: August 19, 2009	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Chief Executive Officer

Date: August 19, 2009	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Principal Financial Officer