Form 10-Q
period 2009-06-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2009-08-20
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	June 30, 2009	December 31,
	(unaudited)	2008
Assets
Current assets:
Cash	$54	$1,291
Accounts receivable	52,110	-
Prepaid expenses and other current assets	36,558	35,011
Total current assets	88,722	36,302

Deposits	29,979	29,679
Equipment and leasehold improvements, net	17,064	24,429
Investment	520,000	520,000
Total assets	$655,765	$610,410

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,030,136	$969,435
Accrued liabilities	1,110,996	844,073
Secured note payable – related party	6,414,837	6,414,837
Note payable – Surgica	-	519,071
Notes payable – other, net of unamortized debt discount	209,143	158,589
Deferred revenue	50,000	-
Fair value of warrant obligations	1,439,281	-
Total current liabilities	10,254,393	8,906,005

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 20,237 shares issued and outstanding at June 30, 2009 and December 31, 2008 – liquidation preference of $2,085,147 and $2,082,930 at June 30, 2009 and December 31, 2008, respectively.	1,834,299	1,834,299
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 112,959,272 and 109,387,843 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,129,593	1,093,878
Additional paid-in capital	59,605,884	61,982,390
Accumulated deficit	(72,168,404)	(73,206,162)

Total stockholders’ deficit	(9,598,628)	(8,295,595)
Total liabilities and stockholders’ deficit	$655,765	$610,410

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product and other income	$2,110	$6,755	$2,645	$6,755
Total revenues	2,110	6,755	2,645	6,755

Operating expenses:
Research and development	29,153	573,516	58,156	1,125,490
Selling, general and administrative	331,127	302,181	600,873	511,492
Total expenses	360,280	875,697	659,029	1,636,982

Net loss from operations	(358,170)	(868,942)	(656,384)	(1,630,227)

Other income (expenses):
Interest expense	(184,597)	(208,314)	(353,157)	(378,242)
Gain on sale of equipment	-	40,646	-	40,646
Gain on settlement of note payable – Surgica	638,380	-	638,380	-
Gain/(loss) from change in fair value of warrants	566,101	-	(38,204)
Total other income (expense)	1,019,884	(167,668)	247,019	(337,596)

Net income (loss)	661,714	(1,036,610)	(409,365)	(1,967,823)

Dividends on preferred stock	1,114	69,030	2,216	138,060

Net income (loss) applicable to common shareholders	$660,600	$(1,105,640)	$(411,581)	$(2,105,883)

Net income (loss) per common share
Basic	$0.006	$(0.012)	$(0.004)	$(0.024)
Diluted	$0.006	$(0.012)	$(0.004)	$(0.024)

Weighted average number of common shares outstanding
Basic	112,959,272	94,582,408	112,722,492	87,380,889
Diluted	114,821,814	94,582,408	112,722,492	87,380,889

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities
Net loss	$(409,365)	$(1,967,823)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	7,365	35,349
Stock-based compensation expense	2,423	4,257
Debt discount amortization	65,540	89,978
Loss from change in fair value of warrant obligations	38,204	-
Gain on sale of fixed assets	-	(40,646)
Gain on settlement of note payable – Surgica	(638,380)
Changes in operating assets and liabilities:
Deposits	(300)	-
Prepaid expenses and other current assets	(1,547)	(10,296)
Accounts receivable	(52,110)	-
Accounts payable	60,701	298,850
Accrued liabilities	386,232	254,987
Deferred revenue	50,000	-
Net cash used for operating activities	(491,237)	(1,335,344)

Investing activities:
Proceeds from sale of equipment	-	101,000
Net cash provided by investing activities	-	101,000

Financing activities:
Proceeds from sale of common stock	75,000	1,220,000
Proceeds from issuance of note payable	415,000	-
Net cash provided by financing activities	490,000	1,220,000

Net decrease in cash	(1,237)	(14,344)
Cash at beginning of the period	1,291	21,936
Cash at end of the period	$54	$7,592

Supplemental disclosures of cash flow information
Interest paid	$985	$1,647
Non cash investing and financing activity
Debt discount recorded in connection with issuance/amendment of warrants	$-	$135,449
Warrant obligation on warrants issued with common stock and debt	$472,501	$-
Settlement of note payable - Surgica	$638,380	$-
Secured note payable-related party issued for payment of accrued interest	$-	$538,837

The accompanying notes are an integral part of these financial statements.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements.  The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2009, the Company incurred net losses and negative cash flows from operating activities of approximately $409,000 and $491,000, respectively, and at June 30, 2009, the Company had a working capital deficit of approximately $10,196,000 and an accumulated deficit of approximately $72,168,000. The Company’s cash balance as of June 30, 2009 was approximately $50 and, in combination with anticipated additional contract and license payments, is insufficient to meet our ongoing capital requirements.

From January 1, 2009 through June 30, 2009, required operating capital has been obtained through proceeds totaling $75,000 from equity purchases and proceeds totaling $415,000 from issuance of debt.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Cost Method Investment

The investment balance at June 30, 2009 and December 31, 2008 represents shares of common stock owned by the Company in a privately held company which were acquired pursuant to a license agreement.  Based on the Company’s limited ownership percentage, the investment is reported using the cost method.  Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

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

At June 30, 2009, the Company remeasured the fair value of warrants to purchase shares of common stock that were classified as liabilities (see Note 8). These warrants were valued using Level 3 inputs because there are certain unobservable inputs associated with them. The following table reconciles the liability for these warrants measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2009:

Balance at December 31, 2008	$-
Cumulative effect of accounting change (Note 8)	933,000
Issuance of new warrants	468,000
Loss on change in fair value included in net income	38,000
Balance at June 30, 2009	$1,439,000

Fair Value of Warrant Obligations

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”).  EITF No. 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

June 30,
2009
Annual dividend yield	0%
Expected life (years)	1.6 – 4.6
Risk-free interest rate	1.2% - 2.7%
Expected volatility	236% - 285%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is estimated by management based on the remaining term of the warrants. The risk-free interest rate is based on the rate for U.S. Treasury securities over the expected life.

Net Income/Loss per Common Share

Basic income/loss per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted income/loss per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.  Excluded from diluted income/loss per common share as of June 30, 2009 and 2008 were 77,129, 821 and 52,782, 938 shares, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141I”). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) was effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material effect on the Company’s financial statements.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS 107-1 did not have a material effect on the Company’s financial position, results of operations, and cash flows.

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

Note 2.    Accounts Receivable

On June 29, 2009, the Company received from Sanyo Chemical Industries, Ltd. (“Sanyo”) a fully executed copy of a License Agreement between Sanyo and the Company.  The effective date of the Agreement is June 18, 2009.    Pursuant to the Agreement, the Company has granted a non-exclusive, world-wide license to Sanyo of its technology, know-how, and intellectual property relating to recombinant, repetitive unit proteins and peptides, for the purposes of developing and commercializing products related to Sanyo’s specific fields of business.  The Agreement remains in effect until the expiration of the last to expire of the Company’s patents licensed by Sanyo under this Agreement.  The Agreement further provides the Company with initial and ongoing license fees, technical service and training fees, and a percentage royalty on the quarterly net sales of any new products developed by Sanyo under this Agreement.  As of June 30, 2009, the accounts receivable related to this contract totaled $50,000. The Company has not yet provided for the deliverables under the Agreement.

Note 3.    Investment

The investment included on our balance sheets at June 30, 2009 and December 31, 2008 represents the Company’s cost basis in shares of common stock of Spine Wave, Inc. (“Spine Wave”), a privately held company focused on the development and commercialization of innovative products and technologies for the treatment of spinal disorders.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Based on adverse changes in market values of companies in the medical device/equipment industry during the second half of 2008, as evidenced by the steep declines in stock market values of publicly traded companies in this sector and in the overall stock market, the Company evaluated its investment in Spine Wave for impairment as of June 30, 2009.  Since there are no quoted prices of Spine Wave’s common stock, and since it was not practicable for the Company to otherwise estimate the fair value of Spine Wave’s common stock at June 30, 2009, the Company was unable to quantify the specific amount of potential impairment.  However, because the Company believes there may be potential impairment, it completed an evaluation to determine if the potential impairment was other-than-temporary.  This evaluation was based on a number of factors including: i) the length of time and the extent to which the market value has been less than the cost; ii) the financial condition and near term prospects of Spine Wave: and iii) the Company’s intent and ability to retain its investment in Spine Wave for a period of time sufficient to allow for a recovery in market value.  In connection with this evaluation, the Company determined that any potential impairment in its investment in Spine Wave was primarily a function of the impact on the stock market and the medical device/equipment sector of the deterioration of global economic conditions during the second half of 2008, and that any potential impairment was not a function of factors specifically relating to Spine Wave’s business or its near term prospects.  Based on the Company's evaluation of Spine Wave’s near term prospects, the partial recovery of stock market values subsequent to June 30, 2009 and on management's intention to hold the investment in Spine Wave for a sufficient period of time to allow for a recovery in the market value, the Company determined that any potential impairment was not other-than-temporary, and accordingly, no impairment was recorded at June 30, 2009.

As of June 30, 2009 the Company was not aware of any indicators of impairment with respect to its investment in Spine Wave, and it was not practicable for the Company to estimate the fair value of this investment because of the lack of quoted market prices and the inability to otherwise estimate fair value without incurring excessive costs.  Management believed that the carrying amount of its investment in Spine Wave was not impaired at June 30, 2009.

As discussed in Note 5, a portion of the Spine Wave shares owned by the Company serve as collateral for a currently outstanding note payable.

Note 4.    Accrued Liabilities

Accrued liabilities consist approximately of the following:

	June 30,	December 31,
	2009	2008
Payroll and employee benefits	$96,000	67,000
Professional Fees	42,000	-
Accrued interest	777,000	610,000
Insurance premium financing	23,000	27,000
Directors fees	120,000	100,000
Other	53,000	40,000
	$1,111,000	844,000

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5.    Notes Payable

Secured Notes Payable – Related Party

As of June 30, 2009, the amount due on this note includes the $6,415,000 outstanding balance plus $757,000 of accrued interest.  On March 31, 2009, the Company extended the maturity date of its secured notes payable – related party to September 30, 2009.

The note is secured, in accordance with the terms of a security agreement (the “Security Agreement”), by a continuing security interest in and a general lien upon (i) 2,000,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company.

Notes Payable - Other

On April 20, 2009, May 7, 2009, and June 5, 2009, the Company received proceeds of $100,000, $50,000 and $100,000, respectively, as loans.  These notes are due on April 19, 2010, May 6, 2010, and June 4, 2010, respectively, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.020, $0.026, and $0.020 per share, respectively, at the discretion of the Company.  In connection with the loans, the Company granted warrants to the noteholders to purchase an aggregate of 5,000,000, 1,923,077, and 5,000,000 shares, respectively, of the Company’s common stock at an exercise price of $0.020, $0.026, and $0.020 per share, respectively.  As of June 30, 2009 the total amount of accrued interest owed was $20,000.

A portion of the proceeds totaling $243,000 were allocated to the warrant liabilities and as debt discount.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	4/20/09 Warrant	5/07/09 Warrant	6/5/09 Warrant
Expected annual dividends	0%	0%	0%
Risk-free interest rate	1.3%	1.4%	1.8%
Expected term (in years)	3.0	3.0	3.0
Expected Volatility	234%	246%	280%

The carrying value of the notes payable - other at June 30, 2009, is comprised of the following:

Principal value of notes	$645,000
Less: Unamortized debt discount	(436,000)
$209,000

The total debt discount recorded is being amortized as interest expense over the expected term of the notes using the effective interest method.  During the six months ended June 30, 2009, the Company recorded non-cash interest expense of approximately $66,000 based on the debt discount amortization of these warrants.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.  The dismissal was granted, and the Company reversed the principal liability balance of $519,000 and the accrued interest of $119,000 relating to this license agreement and recorded a gain on extinguishment of $638,000 for the three-month period ended June 30, 2009.  As such, neither the liability nor the related accrued interest appears on the Company’s balance sheet as of June 30, 2009.

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

For the six months ended June 30, 2009, the Company received an aggregate of $75,000 in subscriptions for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA and RRA.   Between September 27, 2007 and June 30, 2009, the Company received proceeds of $2,357,500 for the purchase of 46,070,548 shares of common stock and 46,070,548 warrants pursuant to this Stock Purchase Agreement.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 7.    Stock Options

The Company did not grant options during the six months ended June 30, 2009.  Stock option activity for the three months ended June 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,507,500	$0.68	4.40
Issued	-
Cancelled	-
Exercised	(72,500)
Outstanding at June 30, 2009	3,435,000	0.67	3.98
Exercisable at June 30, 2009	3,435,000	$0.69	3.98

During the three and six month periods ended June 30, 2009, the Company recognized $1,000 and $2,400 in stock-based compensation expense.  The charges in the comparable periods ended June 30, 2008 were $3,000 and $4,300, respectively.  As of June 30, 2009, all unrecognized compensation expense related to unvested share-based compensation arrangements was fully recognized.  There was no intrinsic value related to the stock options outstanding as of June 30, 2009.

Note 8.    Warrants to Purchase Common Stock

The Company has reserved for issuance, out of currently authorized and unissued shares of common stock, shares underlying outstanding warrants to purchase common stock.  The fair values of the warrant obligations were recorded as liabilities on the dates of issuance, in accordance with EITF 07-05 (see Note 9 below).  Upon exercise of the warrants, shares of common stock will be issued out of currently authorized and unissued shares.

A summary of warrant activity for the three months ended June 30, 2009 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2008	63,246,315	$0.14
Granted	23,744,506	$0.04
Exercised	-	$-
Expired	(12,468,589)	$0.50
Outstanding, June 30, 2009	74,522,232	$0.04

At June 30, 2009, the weighted-average remaining contractual life of the warrants was approximately 3.36 years.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 9.    Change in Accounting Principle: Warrant Obligations

As a result of adopting EITF 07-5, the Company reclassified the fair value of warrants to purchase common stock as follows:

	Additional Paid-in	Accumulated
	Capital	Deficit

Balances at December 31, 2008	$61,982,000	(73,206,000)

Cumulative effect of warrants reclassified	(2,380,000)	1,447,000
Stock issuance	2,000	-
Stock-based compensation expense	2,000	-
Net loss	-	(409,000)

Balances at June 30, 2009	$59,606,000	(72,168,000)

Note 10.    Subsequent Events

On July 7, 2009 and August 14, 2009, the Company received proceeds of $50,000 and $30,000, respectively, pursuant to note payable agreements entered into with clients of TAG.  These loans are represented by unsecured notes issued by the Company.  These notes are due one year after issuance and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity date, either in cash or common stock, at the discretion of the Company, at a rate of $0.034 and $0.025 per share, respectively.  As consideration for these loans, the Company granted warrants to the noteholders to purchase 1,492,537 and 1,200,000 shares of the Company’s common stock at an exercise price of $0.034 and $0.025 per share.  The Company evaluated subsequent events through August 19, 2009, which is the date the financial statements were issued.

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

Results of Operations

Revenue. Revenues from product sales for the three and six months ended June 30, 2009 were approximately $2,000 and $3,000, respectively, compared to $7,000 for revenue from product sales for the comparable periods in 2008.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2009 were $29,000 and $58,000, respectively, compared to $574,000 and $1,125,000, respectively, for the comparable periods in 2008.  The decline resulted from our inability to raise additional capital, and the closing of our laboratory and administrative facility, and the subsequent sub-contracting of the laboratory function.  We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2009 were $331,000 and $601,000, respectively, as compared to $302,000 and $511,000, respectively, for the comparable periods in 2008.  To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Gain/Loss from change in fair value of warrants

On January 1, 2009 we reclassified the fair value of warrants to purchase common stock from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. The fair value of these common stock purchase warrants decreased to $1,440,000 as of June 30, 2009 due to a decrease in the Company’s stock price. We recognized a $566,000 non-cash gain from the change in fair value of these warrants for the three months ended June 30, 2009, and a $38,000 loss from the change in fair value of these warrants for the six months ended June 30, 2009.

Operating Gains and Losses. For the three months ended June 30, 2009, we recorded a net gain applicable to common shareholders of $661,000 or $0.006 per share, as compared to a loss of $1,106,000 or $0.012 per share for the comparable period in 2008. For the six months ended June 30, 2009, we recorded a net loss applicable to common shareholders of $412,000 or $0.004 per share, as compared to a loss of $2,106,000 or $0.024 per share for the comparable period in 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash totaling approximately $50, as compared to $1,000 at December 31, 2008. As of June 30, 2009, we had a working capital deficit of $10,196,000 compared to a working capital deficit of $8,870,000 at December 31, 2008.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of June 30, 2009. During the six months ended June 30, 2009, we did not purchase or sell any capital equipment or leasehold improvements.  We do not anticipate significant expenditures for capital equipment or leasehold improvements for the remainder of 2009.

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

As noted above, we believe our existing available cash as of June 30, 2009 will not be sufficient to meet our anticipated capital requirements during 2009.  We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

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

As of June 30, 2009, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of June 30, 2009. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of June 30, 2009.

Notwithstanding the identified material weaknesses, Company management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

On October 15, 2008, certain alleged noteholders instituted suit against the Company in Superior Court of California, County of Sacramento, seeking payment of outstanding notes payable allegedly owed by the Company. On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.  The request for dismissal was granted, and no subsequent related legal proceedings have surfaced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, we received an aggregate of $75,000 for the purchase of 3,571,429 common shares and 3,571,429 warrants to purchase our common stock.  Between January 1, 2009 and August 14, 2009, we sold notes in the aggregate principal amount of $495,000 and issued warrants in connection therewith to purchase 22,865,614 shares of our common stock.  Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales.  The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

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
10.6.4**
Form of Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, May 7, 2009, June 5, 2009, and July 7, 2009.

10.6.5**
Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, and May 7, 2009, June 5, 2009, and July 7, 2009.

10.6.6***	Secured Promissory Note Replacement Agreement, dated as of March 31, 2009, between the Company and Matthew J. Szulik.
10.6.7****	License Agreement, effective June 18, 2009 and dated June 29, 2009, between the Company and Sanyo Chemical Industries, Ltd.
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2007, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.
**	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 000-19724, as filed with the Commission on November 19, 2008.
***	Incorporated by reference to Registrant’s Report on Form 10-Q/A for the quarter ended March 31, 2009, SEC File No. 000-19724, as filed with the Commission on August 19, 2009.
****	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 000-19724, as filed with the Commission on July 24, 2009.

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