Form 10-Q
period 2009-09-30
PROTEIN POLYMER TECHNOLOGIES INC
filed 2009-11-23
CIK 858155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _____________________________

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

The number of shares of the registrant’s common stock issued and outstanding as of November 20, 2009 was 112,959,272.

PROTEIN POLYMER TECHNOLOGIES, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Protein Polymer Technologies, Inc.
Condensed Balance Sheets

	September 30, 2009	December 31,
	(unaudited)	2008
Assets
Current assets:
Cash	$17,398	$1,291
Prepaid expenses and other current assets	77,525	35,011
Total current assets	94,923	36,302

Deposits	29,979	29,679
Equipment and leasehold improvements, net	13,381	24,429
Investment	520,000	520,000
Total assets	$658,283	$610,410

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,101,345	$969,435
Accrued liabilities	1,278,816	844,073
Secured notes payable – related party	6,414,837	6,414,837
Note payable – Surgica - other	-	519,071
Secured notes payables, net of unamortized debt discount	50,688	-
Notes payable – other, net of unamortized debt discount	278,015	158,589
Deferred revenue	50,000	-
Fair value of warrant and embedded derivative liability obligations	1,553,306	-
Total current liabilities	10,727,007	8,906,005

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 20,237 shares issued and outstanding at September 30, 2009 and December 31, 2008 – liquidation preference of $2,086,273 and $2,082,930 at September 30, 2009 and December 31, 2008, respectively.	1,834,299	1,834,299
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 112,959,272 and 109,387,843 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	1,129,593	1,093,878
Additional paid-in capital	59,606,301	61,982,390
Accumulated deficit	(72,638,917)	(73,206,162)
Total stockholders’ deficit	(10,068,724)	(8,295,595)
Total liabilities and stockholders’ deficit	$658,283	$610,410

The accompanying notes are an integral part of these condensed financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$100	$17,213	$2,745	$23,968

Operating expenses:
Research and development	30,139	127,721	88,295	1,253,211
Selling, general and administrative	292,412	236,570	893,285	748,062
Total expenses	322,551	364,291	981,580	2,001,273

Net loss from operations	(322,451)	(347,078)	(978,835)	(1,977,305)

Other income (expenses):
Interest and other income	-	194	-	194
Interest and other expense	(212,387)	(183,029)	(565,544)	(561,271)
Gain on sale of equipment	-	-	-	40,646
Gain on settlement of note payable – Surgica	-	-	638,380	-
Gain from change in fair value of warrant and embedded derivative obligations	64,325	-	26,121	-
Total other income (expense)	(148,062)	(182,835)	98,957	(520,431)

Net loss	(470,513)	(529,913)	(879,878)	(2,497,736)

Dividends on preferred stock	1,127	69,789	3,343	207,850

Net loss applicable to common shareholders	$(471,640)	$(599,702)	$(883,221)	$(2,705,586)

Basic and diluted net loss per common share	$(0.004)	$(0.006)	$(0.008)	$(0.029)

Weighted average number of common shares outstanding – basic and diluted	112,959,272	105,944,857	112,802,286	93,614,046

The accompanying notes are an integral part of these condensed financial statements.

Protein Polymer Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net loss	$(879,878)	$(2,497,736)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	11,048	39,435
Stock-based compensation expense	2,422	7,164
Debt discount amortization	133,868	135,449
Gain from change in fair value of warrant and embedded derivative obligations	(26,121)	-
Gain on sale of fixed assets	-	(40,646)
Gain on settlement of note payable – Surgica	(638,380)	-
Changes in operating assets and liabilities:
Deposits	(300)	-
Prepaid expenses and other current assets	(42,514)	(25,592)
Accounts payable	131,910	114,711
Accrued liabilities	554,052	490,839
Deferred revenue	50,000	-
Net cash used for operating activities	(703,893)	(1,776,376)

Investing activities:
Proceeds from sale of equipment	-	101,000
Net cash provided by investing activities	-	101,000

Financing activities:
Proceeds from sale of common stock	75,000	1,655,000
Proceeds from issuance of note payable	645,000	-
Net cash provided by financing activities	720,000	1,655,000

Net increase (decrease) in cash	16,107	(20,376)
Cash at beginning of the period	1,291	21,936
Cash at end of the period	$17,398	$1,560

Supplemental disclosures of cash flow information
Interest paid	$1,358	$2,129
Non cash investing and financing activity
Debt discount recorded in connection with issuance/amendment of warrants	$-	$135,449
Warrants issued with common stock and debt	$551,539	$-
Secured note payable-related party issued for payment of accrued interest	$-	$538,837

The accompanying notes are an integral part of these condensed financial statements.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q under the modified rules and regulations for “Smaller Reporting Companies”. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, the Company believes that the condensed financial statements, including the disclosures herein, include all adjustments necessary in order to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements.  The financial statements herein should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2009, the Company incurred net losses and negative cash flows from operating activities of approximately $880,000 and $704,000, respectively, and at September 30, 2009, the Company had a working capital deficit of approximately $10,632,000 and an accumulated deficit of approximately $72,639,000. The Company’s cash balance as of September 30, 2009 was approximately $17,000 and, in combination with anticipated additional contract and license payments, is insufficient to meet ongoing capital requirements.

From January 1, 2009 through September 30, 2009, required operating capital has been obtained through proceeds totaling $75,000 from equity issuances and proceeds totaling $645,000 from issuance of debt.

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

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Revenue Recognition

Revenues are recognized when earned in accordance with the terms and performance requirements of the contracts,  If the research and development activities are not successful, the Company is not obligated to refund payments previously received.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes-Merton option-pricing model.

Investment

The investment balance at September 30, 2009 and December 31, 2008 represents shares of common stock owned by the Company in a privately held company which were acquired pursuant to a license agreement.  Based on the Company’s limited ownership percentage, the investment is reported using the cost method.  Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

The Company reviews the carrying value of its cost-method investment for impairment when indicators of impairment are present. When an impairment test demonstrates that the fair value of an investment is less than its cost, Company management will determine whether the impairment is either temporary or other-than-temporary.  Examples of factors which may be indicative of an other-than-temporary impairment include i) the length of time and extent to which market value has been less than cost, ii) the financial condition and near-term prospects of the issuer, iii) and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  If the decline in fair value is determined by management to be other-than-temporary, the cost basis of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period which the assessment is made. This fair value becomes the investment’s new cost basis, which is not changed for subsequent recoveries in fair value.  Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs.

As of September 30, 2009, the Company was not aware of any indicators of impairment and believes that the carrying amount of its investment was not impaired at September 30, 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Fair Value Measurements

The carrying value of the Company’s cash, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these instruments. The carrying value of the Company’s notes payable obligations approximates their fair value as the stated interest rates of these instruments reflect rates currently available to the Company.

The Company measures the fair value of applicable financial and non-financial assets based on the following levels of inputs:

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

At September 30, 2009, the Company re-measured the fair value of warrants and embedded derivatives to purchase shares of common stock that were classified as liabilities (see Note 4). These instruments were valued using Level 3 inputs because there are certain unobservable inputs associated with them. The following table reconciles the liability for these instruments measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2009:

Balance at December 31, 2008	$-
Cumulative effect of accounting change (Note 7)	933,000
Issuance of new warrants and embedded derivatives	646,000
Gain on change in fair value included in net loss	(26,000)
Balance at September 30, 2009	$1,553,000

Fair Value of Warrant and Embedded Derivative Obligations

Effective January 1, 2009, 50,687,119 of the Company’s warrants and embedded derivatives to purchase common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment due to exercise price reset and anti-liquidation features.

On January 1, 2009, the Company reduced additional paid-in capital by $2,380,000 and decreased the beginning accumulated deficit by $1,447,000 as a cumulative effect to establish a long-term warrant and embedded derivative liability of $933,000 to recognize the fair value of such instruments.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

These instruments were initially issued in connection with placement of the Company’s common stock. The instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value of these instruments will be recognized currently in earnings until such time as the instruments are exercised or expire. These instruments do not trade in an active securities market, and as such, we estimate the fair value of these instruments using the Black-Scholes-Merton option pricing model using the following assumptions at September 30, 2009:

Annual dividend yield	0%
Expected life (years)	0.4 – 4.3
Risk-free interest rate	0.2% - 2.4%
Expected volatility	246% - 476%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life of the instruments. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these instruments. The Company currently has no reason to believe future volatility over the expected remaining life of these instruments is likely to differ materially from historical volatility. The expected life is estimated by management based on the remaining term of the instruments. The risk-free interest rate is based on the rate for U.S. Treasury securities over the expected life.

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

Excluded from diluted loss per common share as of September 30, 2009 and 2008 were 86,492,424 and 143,710,780 shares, respectively, issuable upon conversion of convertible preferred stock, and common stock options and warrants, because the effect of the inclusion of these shares would be anti-dilutive.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

Effective September 2009, the Company revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (the “Codification”).  The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Note 2.	Investment

The investment included on our balance sheets at September 30, 2009 and December 31, 2008 represents the Company’s cost basis in shares of common stock of Spine Wave, Inc. (“Spine Wave”), a privately held company focused on the development and commercialization of innovative products and technologies for the treatment of spinal disorders.

As of September 30, 2009 the Company was not aware of any indicators of impairment with respect to its investment in Spine Wave, and it was not practicable for the Company to estimate the fair value of this investment because of the lack of quoted market prices and the inability to otherwise estimate fair value without incurring excessive costs.  Management believed that the carrying amount of its investment in Spine Wave was not impaired at September 30, 2009.

As discussed in Note 4, all of the Spine Wave shares owned by the Company serve as collateral for a currently outstanding note payable.

Note 3.	Accrued Liabilities

Accrued liabilities consist approximately of the following:

	September 30,	December 31,
	2009	2008
Payroll and employee benefits	$91,000	67,000
Professional fees	14,000	-
Accrued interest	920,000	610,000
Insurance premium financing	69,000	27,000
Directors fees	130,000	100,000
Other	55,000	40,000
	$1,279,000	844,000

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 4.	Notes Payable

Secured Notes Payable – Related Party

As of September 30, 2009, the amount due on the secured notes payable – related party note includes the $6,415,000 outstanding balance plus $885,000 of accrued interest.  On September 21, 2009, the Company extended the maturity date to September 30, 2010.

The note is secured by a senior security interest in and general lien upon (i) 2,400,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company.

Secured Notes Payable – Other

On September 3, 2009, the Company received proceeds of $150,000 as a secured loan.  This note is due on March 2, 2010 and bears an annual interest rate of 10%.  The interest is payable on the maturity date, either in cash or common stock at a rate of $0.04 per share at the discretion of the Company.  The note is convertible into the Company’s common stock at the rate of $0.04 per share subject to applicable anti-dilution provisions and future pricing provisions.  As of September 30, 2009 the total amount of accrued interest owed was $1,000.  The note is secured by a junior interest in and general lien upon (i) 2,400,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company.

A portion of the proceeds totaling $99,000 were allocated to the future pricing provisions as debt discount.  The fair value of this embedded derivative was estimated on the issuance date using the Black-Scholes-Merton option valuation model with the following assumptions:

Expected annual dividends	0%
Risk-free interest rate	0.21%
Expected term (in years)	0.5
Expected Volatility	466%

The carrying value of the secured notes payable - other at September 30, 2009, is comprised of the following:

Principal value of notes	$150,000
Less: Unamortized debt discount	(99,000)
$51,000

The total debt discount recorded is being amortized as interest expense over the expected term of the notes using the effective interest method.  During the nine months ended September 30, 2009, the Company did not record non-cash interest expense based on the debt discount amortization of the embedded derivative.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Notes Payable - Other

On July 7, 2009 and August 14, 2009, the Company received proceeds of $50,000 and $30,000, respectively, as unsecured loans.  These notes are due on July 6, 2010 and August 13, 2010, respectively, and bear an annual interest rate of 8%.  The interest and principal are payable on the maturity dates, either in cash or common stock at a rate of $0.034, and $0.025 per share, respectively, at the discretion of the Company.  In connection with the loans, the Company granted warrants to the noteholders to purchase an aggregate of 1,492,537, and 1,200,000, shares, respectively, of the Company’s common stock at an exercise price of $0.034 and $0.025 per share, respectively.  As of September 30, 2009 the total amount of accrued interest owed was $1,000.

A portion of the proceeds totaling $79,000 were allocated to the warrant liabilities and as debt discount.  The fair value of these warrants was estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	7/7/09 Warrant	8/14/09 Warrant
Expected annual dividends	0%	0%
Risk-free interest rate	1.55%	1.48%
Expected term (in years)	3.0	3.0
Expected Volatility	287%	299%

The carrying value of the notes payable - other at September 30, 2009, is comprised of the following:

Principal value of notes	$725,000
Less: Unamortized debt discount	(447,000)
$278,000

The total debt discount recorded is being amortized as interest expense over the expected term of the notes using the effective interest method.  During the nine months ended September 30, 2009, the Company recorded non-cash interest expense of approximately $134,000 based on the debt discount amortization of the warrants.

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

On May 19, 2009, the plaintiffs filed a request for dismissal with prejudice of the action against the Company, and the Company paid nothing to plaintiffs in exchange for the dismissal.  The dismissal was granted, and the Company reversed the principal liability balance of $519,000 and the accrued interest of $119,000 relating to this license agreement and recorded a gain on extinguishment of $638,000 for the three-month period ended June 30, 2009.  As such, neither the liability nor the related accrued interest appears on the Company’s balance sheet as of September 30, 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5.	Common Stock

The Company’s Board of Directors agreed to the terms of a Stock Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”), each dated as of September 27, 2007 and amended on November 28, 2007, with TAG Virgin Islands, Inc.(“TAG”), as agent for certain purchasers of the Company’s common stock. TAG is a registered investment advisor and advises a number of the Company’s stockholders, including certain members of the Company’s Board of Directors, in investment decisions, including decisions about whether to invest in the Company’s stock.  The SPA essentially provides for the Company selling, from time to time, shares of its common stock, par value $0.01, to the purchasers at a purchase price determined as the closing price of the stock on sale date. As a component of the purchase of the common stock, the purchaser also will receive a warrant to purchase the same number of shares of common stock in the future. Each warrant expires in five years from the date of purchase and is exercisable at a per share price, subject to certain anti-dilution provisions, equal to 100% of the purchase price paid by the purchase.  The SPA can be terminated at any time by TAG. The purchasers have certain registration rights, as provided by the RRA, to require the Company, at its cost, to file an effective registration statement with the Securities and Exchange Commission.

For the nine months ended September 30, 2009, the Company received an aggregate of $75,000 in subscriptions for the purchase of 3,571,429 shares of common stock and 3,571,429 warrants, subject to the terms of the SPA and RRA.   Between September 27, 2007 and September 30, 2009, the Company received proceeds of $2,357,000 for the purchase of 46,070,548 shares of common stock and 46,070,548 warrants pursuant to this Stock Purchase Agreement.

Note 6.	Stock Options

The Company did not grant options during the nine months ended September 30, 2009.  Stock option activity for the nine months ended September 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,507,500	$0.68	4.40
Issued	-	-
Exercised	-	-
Cancelled	(77,500)	$0.46
Outstanding at September 30, 2009	3,430,000	$0.69	3.74
Exercisable at September 30, 2009	3,430,000	$0.69	3.74

During the three and nine month periods ended September 30, 2009, the Company recognized $0 and $2,400 in stock-based compensation expense.  The charges in the comparable periods ended September 30, 2008 were $2,900 and $7,200, respectively.  As of September 30, 2009, all unrecognized compensation expense related to unvested share-based compensation arrangements was fully recognized.  There was no intrinsic value related to the stock options outstanding as of September 30, 2009.

Protein Polymer Technologies, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 7.	Warrants to Purchase Common Stock

The Company has reserved for issuance, out of currently authorized and unissued shares of common stock, shares underlying outstanding warrants to purchase common stock.  The fair values of the warrant obligations were recorded as liabilities on the dates of issuance.  Upon exercise of the warrants, shares of common stock will be issued out of currently authorized and unissued shares.  A summary of warrant activity for the nine months ended September 30, 2009 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted- Average Exercise Price
Outstanding, December 31, 2008	63,246,315	$0.14
Granted	26,437,043	$0.02
Exercised	-	$-
Expired	(12,468,589)	$0.50
Outstanding, September 30, 2009	77,214,769	$0.04

At September 30, 2009, the weighted-average remaining contractual life of the warrants was approximately 3.10 years.

Note 8.	Sanyo Contract

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

Note 9.	Subsequent Events

On October 21, 2009 and November 12, 2009, the Company received proceeds of $100,000 and $100,000, respectively, pursuant to note payable agreements entered into with clients of TAG.  These loans are represented by secured notes issued by the Company.  These notes are due on April 20, 2010 and May 11, 2010, respectively, and bear an annual interest rate of 10%.  The interest is payable on the maturity dates, either in cash or common stock at a rate of $0.04 per share at the discretion of the Company.  These notes are convertible into the Company’s common stock at the rate of $0.04 per share subject to applicable anti-dilution provisions.  The Company did not grant warrants to the noteholders in connection with these loans.  These notes are secured by a junior interest in and general lien upon (i) 2,400,000 shares of Spine Wave, Inc. common stock owned by the Company; and (ii) all U.S. patents owned by the Company.

The Company evaluated subsequent events through November 20, 2009, which is the date the financial statements were issued.

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

Results of Operations

Revenue. Product and licensing revenues for the three and nine months ended September 30, 2009 were approximately $0 and $3,000, respectively, compared to $17,000 and $24,000, respectively, for revenue from product sales for the comparable periods in 2008.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2009 were $30,000 and $88,000, respectively, compared to $128,000 and $1,253,000, respectively, for the comparable periods in 2008.  The decline resulted from our inability to raise additional capital, and the closing of our laboratory and administrative facility, and the subsequent sub-contracting of the laboratory function in 2008.  We expect our research and development expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2009 were $292,000 and $893,000, respectively, as compared to $237,000 and $748,000, respectively, for the comparable periods in 2008.  To the extent possible, we continue to concentrate on controlling costs in this area. We expect our selling, general and administrative expenses will increase in the future only to the extent that additional capital is obtained or future collaborative development and licensing agreements are secured.

Change in Fair Value of Warrant and Embedded Derivative Obligations

We recognized a non-cash gain from the change in fair value of the warrant and embedded derivative obligations for the three and nine months ended September 30, 2009 of $64,000 and $26,000, respectively.

Operating Losses. For the three months ended September 30, 2009, we recorded a net loss applicable to common shareholders of $472,000 or $0.004 per share, as compared to a loss of $600,000 or $0.006 per share for the comparable period in 2008. For the nine months ended September 30, 2009, we recorded a net loss applicable to common shareholders of $883,000 or $0.008 per share, as compared to a loss of $2,706,000 or $0.029 per share for the comparable period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash totaling approximately $17,000, as compared to $1,000 at December 31, 2008. As of September 30, 2009, we had a working capital deficit of $10,632,000 compared to a working capital deficit of $8,870,000 at December 31, 2008.

We do not have any off balance sheet financing activities and do not have any special purpose entities. We had no long-term capital lease obligations as of September 30, 2009. During the nine months ended September 30, 2009, we did not purchase or sell any capital equipment or leasehold improvements.  We do not anticipate significant expenditures for capital equipment or leasehold improvements for the remainder of 2009.

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

As discussed in Note 5 to the financial statements, the Company entered into a common stock purchase agreement (hereafter “SPA”) in September 2007 and has raised $2,357,000 as of September 30, 2009, as a result of that SPA.  The SPA has been our main source of external financing since September 2007.

Prior to the SPA, required funding was provided to us through a note payable agreement (known as the Szulik Loan) by Matthew Szulik, one of our stockholders. On January 9, 2008, we replaced the Szulik Loan by issuing to Mr. Szulik a new note in the principal amount of $6,415,000.  On September 21, 2009, the scheduled maturity date was extended to September 30, 2010.

Between October 2, 2008 and November 20, 2009, the Company received proceeds of $1,075,000 as loans from clients of TAG.  These loans are represented by notes issued by the Company.  The term of these notes range from six months to one year after issuance, and bear an annual interest rate ranging from 8% to 10%.  The interest and principal on the notes representing $725,000 of these loans are payable on the maturity dates, either in cash or common stock, at the discretion of the Company, at rates ranging from $0.02 to $0.05 per share.  The interest and principal on the notes representing $350,000 of these loans  are also payable on the maturity dates, but the interest is payable, either in cash or common stock, at the discretion of the Company, at a rate of $0.04 per share and these notes are convertible at the rate of $0.04 per share, subject to applicable anti-dilution clauses.

As noted above, we believe our existing available cash as of September 30, 2009 will not be sufficient to meet our anticipated capital requirements during 2009.  We are unable to pay certain vendors in a timely manner and remain over 90 days past due with certain critical vendors, such as outside laboratories and law firms. Additionally, we are currently outsourcing administrative and accounting functions as a result of cutbacks necessitated by insufficient monetary resources. We are attempting to remedy this problem. Our ability to continue operating is dependent on the receipt of additional funding and substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If adequate funds are not available, we will be required to significantly curtail our operating plans and most likely cease operations. We are still in discussions with other potential financing sources and collaborative partners, and are seeking additional funding in the form of equity investments, license fees, loans, milestone payments or research and development payments. We cannot assure that any of these other sources of funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us, if at all.

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

As of September 30, 2009, our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). As part of its evaluation, management evaluated whether the previously reported material weaknesses in internal control over financial reporting continue to exist. Company management has determined that it cannot assert that the reported material weaknesses have been effectively remediated as of September 30, 2009. Accordingly, Company management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, has concluded that Company’s disclosure controls and procedures were not effective as of September 30, 2009.

Notwithstanding the identified material weaknesses, Company management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we received an aggregate of $75,000 for the purchase of 3,571,429 common shares and 3,571,429 warrants to purchase our common stock.  Between January 1, 2009 and November 20, 2009, we sold notes in the aggregate principal amount of $845,000 and issued warrants in connection therewith to purchase 22,865,614 shares of our common stock.  Reference is made to Liquidity and Capital resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations or information relating to these sales.  The sales were made pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4 (2) thereof.

As of November 20, 2009, we had used substantially all of the net proceeds which were generated from the sale of our securities described in the preceding paragraph to fund ongoing operations. We have no remaining proceeds from these sales and will require further sales or other financing transactions or collaborative development agreements to maintain ongoing operations.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included or incorporated by reference:

Exhibit Number	Description
10.6.1*	Secured Promissory Note issued to Matthew J. Szulik, dated as of January 9, 2008.
10.6.2**
Form of Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, May 7, 2009, June 5, 2009, July 7, 2009, and August 14, 2009.

10.6.3**
Form of Warrant to Purchase Shares of Common Stock of the Company in connection with the Promissory Note issued to noteholders, dated as of October 2, 2008, November 3, 2008, December 11, 2008, February 6, 2009, March 18, 2009, April 20, 2009, and May 7, 2009, June 5, 2009, July 7, 2009,  and August 14, 2009.

10.6.4***	License Agreement, effective June 18, 2009 and dated June 29, 2009, between the Company and Sanyo Chemical Industries, Ltd.
10.6.5	Secured Promissory Note Replacement Agreement, dated as of September 21, 2009, between the Company and Matthew J. Szulik.
10.6.6	Form of Promissory Note issued to noteholders, dated as of September 3, 2009, October 21, 2009, and November 12, 2009.
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2007, SEC File No. 000-19724, as filed with the Commission on May 12, 2008.
**	Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 000-19724, as filed with the Commission on November 19, 2008.
***	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 000-19724, as filed with the Commission on July 24, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN POLYMER TECHNOLOGIES, INC.

Date: November 20, 2009	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Chief Executive Officer

Date: November 20, 2009	By:	/s/ James B. McCarthy
James B. McCarthy
Interim Principal Financial Officer